Form 10-Q
period 2005-12-31
CARDICA INC
filed 2006-02-27
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51772

Cardica, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3287832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
900 Saginaw Drive
Redwood City, California 94063
(Address of principal executive offices, including zip code)
(650) 364-9975
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐     No  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act):
     Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐     No  ☑
     On February 27, 2006, there were 9,666,730 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2005	2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$5	$1,951
Short-term investments	4,750	7,000
Accounts receivable	186	104
Accounts receivable from related party	—	5
Inventories	326	526
Shareholder note receivable	—	73
Interest receivable from stockholders	—	20
Prepaid expenses and other current assets	1,378	345

Total current assets	6,645	10,024

Property and equipment, net	1,469	1,611
Interest receivable from stockholders	—	1
Restricted cash	510	510

Total assets	$8,624	$12,146

Liabilities, convertible preferred stock and stockholders’ deficit
Current liabilities:
Accounts payable	$1,120	$244
Accrued compensation	176	133
Other accrued liabilities	558	431
Current portion of leasehold improvement obligation	122	122
Deferred rent	84	62

Total current liabilities	2,060	992

Deferred rent	168	214
Notes payable to related party	10,250	10,250
Interest payable to related party	1,888	1,436
Subordinated convertible note	3,000	3,000
Leasehold improvement obligation	195	255
Other non-current liabilities	—	1

Commitments and contingencies

Convertible preferred stock, $0.001 par value: 15,389,000 shares authorized, 4,254,216 and 4,259,328 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively; aggregate liquidation preference of $39,658 and $39,683 at December 31, 2005 and June 30, 2005, respectively	39,658	39,683

Stockholders’ deficit:
Common stock, $0.001 par value, 24,060,000 shares authorized, 1,695,121 and 1,748,960 shares issued and outstanding at December 31, 2005 and June 30, 2005, respectively	2	2
Additional paid-in capital	7,033	5,202
Treasury stock at cost; (66,227 shares at December 31, 2005 and none at June 30, 2005)	(596)	—
Deferred stock compensation	(1,269)	(431)
Notes receivable from stockholders	—	(449)
Accumulated deficit	(53,765)	(48,009)

Total stockholders’ deficit	(48,595)	(43,685)

Total liabilities and stockholders’ deficit	$8,624	$12,146

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Net revenue:
Product revenue, net	$199	$149	$360	$317
Product revenue from related party, net	—	100	7	844
Development revenue from related party	—	45	—	310

Total net revenue	199	294	367	1,471

Operating costs and expenses:
Cost of product revenue (includes related party costs of product revenue of $0 and $315 for the three months ended December 31, 2005 and 2004, respectively, and $0 and $621 for the six months ended December 31, 2005 and 2004, respectively)	210	539	837	1,175
Research and development	1,576	1,273	2,742	2,777
Selling, general and administrative	923	689	2,146	1,283

Total operating costs and expenses	2,709	2,501	5,725	5,235

Loss from operations	(2,510)	(2,207)	(5,358)	(3,764)

Interest income	63	79	135	148
Interest expenses (includes related party interest expense of $226 for the three months ended December 31, 2005 and 2004, and $452 for the six months ended December 31, 2005 and 2004)	(264)	(264)	(528)	(528)
Other (income) and expense (includes $250 of income from related party in 2004)	(1)	250	(5)	250

Net loss	$(2,712)	$(2,142)	$(5,756)	$(3,894)

Basic and diluted net loss per share	$(1.70)	$(1.53)	$(3.81)	$(2.80)

Shares used in computing basic and diluted net loss per share	1,595	1,398	1,511	1,391

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	December 31,
	2005	2004
Operating activities:
Net loss	$(5,756)	$(3,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	385	401
Loss on disposal of property and equipment	3	—
Amortization of deferred stock-based compensation expense	239	16
Stock-based compensation on grants of stock options to non-employees	39	(6)
Stock-based compensation related to issuance of restricted stock	30	—
Stock-based compensation on grants of stock options to employees	623	504
Changes in assets and liabilities:
Accounts receivable	(82)	1
Accounts receivable from related party	5	47
Prepaid expenses and other current assets	(1,033)	(50)
Inventories	200	(70)
Interest receivable from shareholders	(3)	(5)
Accounts payable and other accrued liabilities	981	47
Accrued compensation	43	(8)
Deferred rent	(24)	51
Deferred other income from related party	—	(250)
Leasehold improvement obligation	(60)	(57)
Interest payable to related party	452	452

Net cash used in operating activities	(3,958)	(2,821)

Investing activities:
Purchases of property and equipment	(249)	(603)
Proceeds from sale of equipment	3	—
Purchases of short-term investments	(2,600)	(7,603)
Proceeds from sales of short-term investments	4,850	10,402

Net cash provided by investing activities	2,004	2,196

Financing activities:
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	14	14
Repurchase of common stock	(6)	—

Net cash provided by financing activities	8	14

Net decrease in cash and cash equivalents	(1,946)	(611)
Cash and cash equivalents at beginning of period	1,951	2,225

Cash and cash equivalents at end of period	$5	$1,614

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2005
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
     Cardica, Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company designs, manufactures and markets proprietary automated anastomotic systems used in surgical procedures. The Company’s first product, the PAS-Port system, received the CE Mark for sales in Europe in March 2003, and regulatory approval for sales in Japan in January 2004. The second product, the C-Port system, received the CE Mark for sales in Europe in April 2004 and 510(k) clearance in the United States in November 2005.
Basis of Presentation
     The accompanying unaudited condensed financial statements of Cardica, Inc., (“Cardica”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.
     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2005 included in the Company’s Registration Statement filed on Form S-1, as amended, declared effective by the Securities and Exchange Commission on February 7, 2006 (File No. 333-129497).
Reverse Stock Split
     On December 12, 2005 the Board of Directors approved, and on January 6, 2006 the stockholders approved, a one-for-three reverse split of the Company’s issued or outstanding shares of common stock and preferred stock and, on January 9, 2006 the Company filed an amended and restated certificate of incorporation effecting the reverse split. All issued or outstanding common stock, preferred stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split.
New Accounting Standard
     On November 4, 2005, upon filing of the initial registration statement on Form S-1, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) related to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 2 for information regarding the Company’s adoption of SFAS 123R.

Use of Estimates
     To prepare financial statements in conformity with U.S. generally accepted accounting principles, management must make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates based upon future events.
     All estimates are evaluated on an on-going basis. In particular, the Company regularly evaluates estimates related to recoverability of accounts receivable, inventory and accrued liabilities for its operations. The Company bases its estimates on historical experience and on various other specific assumptions that management believes to be reasonable under the circumstances. Those estimates and assumptions form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Cash and Cash Equivalents
     The Company’s cash and cash equivalents are maintained in checking, money market and mutual fund investment accounts. For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities remaining on the date of purchase of three months or less to be cash equivalents. The carrying amount reported in the balance sheets approximates fair value.
Available-for-Sale Securities
     The Company has classified its investments in marketable securities as available-for-sale. Such investments are reported at market value, and unrealized gains and losses, if any, are excluded from earnings and are reported in other comprehensive income (loss) as a separate component of stockholders’ equity until realized. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. The net realized gains on sales of available-for-sale securities were not material in the periods presented.
     There are no unrealized gains or losses on available-for-sale securities at December 31, 2005 or June 30, 2005.
     Available-for-sale securities at December 31, 2005 and June 30, 2005 consist primarily of auction rate securities. The underlying contractual maturities of the auction rate securities are greater than one year. Although maturities may extend beyond one year, it is management’s intent that these securities will be used for current operations, and therefore, are classified as short-term. The Company’s auction rate securities have settlement dates within at least 35 days from purchase date.
Inventories
     Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company periodically assesses the recoverability of all inventories, including raw materials, work-in-process and finished goods, to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated realizable value based on assumptions about future demand and market conditions.
Property and Equipment
     Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three to five years for all property and equipment categories. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations.

Revenue Recognition
     The Company recognizes product revenue upon shipment and related transfer of title to customers and when collectibility is probable. Product revenue is recognized upon receipt of payments when collectibility is not probable. Amounts received in advance of meeting the revenue recognition criteria are recorded as deferred revenue. Customers have the right to return products that are defective. There are no other return rights. Research funding related to collaborative research is recognized as the related research services are performed. Revenue generated from development contracts is recognized upon acceptance of milestones by the customer. The Company includes shipping and handling costs in cost of revenue.
Research and Development
     Research and development expenses consist of costs incurred for internally sponsored research and development, direct expenses, and research-related overhead expenses. Research and development costs are charged to research and development expense as incurred.
Income Taxes
     The Company utilizes the liability method of accounting for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
NOTE 2 — STOCK-BASED COMPENSATION
     On November 4, 2005, upon filing of the initial Registration Statement on Form S-1, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to the adoption of SFAS 123R in the second quarter of fiscal year 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and Financial Accounting Standard Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. The Company adopted SFAS 123R applying the “prospective method” under which it would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply Opinion 25 in future periods to equity awards outstanding at the date it adopted SFAS 123R.
     SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, with the following assumptions:

Three months ended
December 31,
2005
Risk-free interest rate	4.14%
Dividend yield	0.00%
Weighted-average expected life	6 years
Volatility	70%
     Since the Company is a newly public entity with no historical data on volatility of its stock, the expected volatility used in fiscal 2006 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

     The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. . SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The Company recorded $25,000 in stock-based compensation expense in the quarter ended December 31, 2005, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123).
     Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported.

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Cost of product revenue	$5	$—	$8	$—
Research and development	68	19	143	(3)
Selling, general and administrative	128	261	778	517

Total	$201	$280	$929	$514

     Prior to the initial public offering, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The Company recorded deferred stock compensation net of cancellations due to terminated employees of $1.1 million for the period through November 3, 2005 (until the adoption of SFAS 123R), and $517,000 for the fiscal year ended June 30, 2005, in accordance with APB 25, and will amortize these amounts on a straight-line basis over the related vesting period of the options. The Company recorded employee stock compensation expense associated with the amortization of deferred stock compensation of $131,000 and $16,000 for the three months ended December 31, 2005 and 2004, respectively, and $239,000 and $16,000 for the six months ended December 31, 2005 and 2004, respectively.
     The expected future amortization expense for deferred stock compensation as of December 31, 2005 is as follows (in thousands):

Fiscal year ending June 30,
2006 (remaining)	$206
2007	371
2008	357
2009	312
2010	23

$1,269

     Stock compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these options and warrants granted to non-employees, including lenders and consultants, are re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received or the term of the related financing.
NOTE 3 — NET LOSS PER COMMON SHARE

     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, preferred stock, options and warrants to purchase stock are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

	Three months ended		Six months ended
	December 31,		December 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(2,712)	$(2,142)	$(5,756)	$(3,894)

Denominator:
Weighted-average common shares outstanding	1,715	1,747	1,734	1,744
Less: Weighted-average unvested common shares subject to repurchase	(23)	(78)	(30)	(88)
Less: Vested common shares outstanding exercised with promissory notes subject to variable accounting	(97)	(271)	(193)	(265)

Denominator for basic and diluted net loss per share	1,595	1,398	1,511	1,391

Basic and diluted net loss per share	$(1.70)	$(1.53)	$(3.81)	$(2.80)

Outstanding securities not included in basic and diluted net loss per share calculation
Convertible preferred stock	4,256	4,259	4,258	4,259
Options to purchase common stock	1,004	644	1,004	644
Vested common shares outstanding exercised with promissory notes subject to variable accounting	97	271	193	265
Warrants to purchase common stock and preferred stock	157	157	157	157

Total	5,514	5,331	5,612	5,325

NOTE 4 — COMPREHENSIVE INCOME
     The Company’s comprehensive loss equaled its net loss in all periods presented.
NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
     Short-term investments consist primarily of auction rate preferred securities and are summarized as follows (in thousands):

	December 31,	June 30,
	2005	2005
Fair market value	$4,750	$7,000
Cost basis	4,750	7,000

Unrealized gain (loss)	$—	$—

     Maturities of securities at December 31, 2005 and June 30, 2005, respectively, are within one year.

NOTE 6 — INVENTORIES
     Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2005	2005
Raw materials	$210	$280
Work in progress	63	194
Finished goods	53	52

	$326	$526

NOTE 7 — STOCKHOLDERS’ DEFICIT
Settlement of Stockholder Notes
     In October 2005, the Company entered into agreements with three of its directors, including its chief executive officer and the chairman of the board, pursuant to which these directors agreed to tender to the Company shares of common stock owned by the directors, valued at $9.00 per share, in full payment of the principal and interest due under the six promissory notes outstanding. An aggregate amount of 66,227 shares of common stock were exchanged to repay $572,000 of stockholder notes and $24,000 of accrued interest. The 66,227 shares are held by the Company as Treasury shares.
NOTE 8 — SUBSEQUENT EVENTS
Initial Public Offering
     On February 2, 2006, the Company sold 3,500,000 shares of common stock in an initial public offering for aggregate gross proceeds of $35.0 million. After deducting the underwriters’ commissions and discounts, the Company received net proceeds of approximately $32.6 million. On February 27, 2006, the Company sold an additional 200,000 shares of its common stock to the underwriters pursuant to the exercise of the over-allotment option in part. The Company received aggregate gross proceeds of $2.0 million from the partial exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission, the Company received net proceeds of approximately $1.9 million. Upon completion of the initial public offering all redeemable convertible preferred stock converted to common stock. Upon completion of the initial public offering, a total of 4,254,216 shares of convertible preferred stock converted on a one for one basis into common stock.
2005 Equity Incentive Plan
     The Company adopted the 2005 Equity Incentive Plan in October 2006, and as of February 2006 reserved 400,000 shares of common stock for future issuance under the plan. This plan became effective upon the effective date of the Company’s initial public offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
Overview
     We design and manufacture proprietary automated anastomotic systems used by surgeons to perform coronary bypass surgery. In coronary artery bypass grafting or CABG procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond closed or narrowed portions of coronary arteries, “bypassing” the occluded portion of the coronary artery that is impairing blood flow to the heart muscle. Our products provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. We currently sell our C-Port ® Distal Anastomosis System, or C-Port system, in Europe, and we plan to commence sales of the C-Port system in the United States later this year, having received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, in November 2005. The C-Port xA system, developed as an iteration of the C-Port system, has been studied in animals using veins and arteries as the bypass graft vessel, and we have submitted a 510(k) application for the C-Port xA system in December 2005. We currently sell our PAS-Port ® Proximal Anastomosis System, or the PAS-Port system, in Europe and Japan. Our strategy is to further enhance and leverage our technology to develop next-iteration automated anastomotic systems that facilitate the performance of minimally invasive endoscopic coronary bypass surgery, as well as automated systems to be used in other surgical applications.
     In December 2005, we entered into a license, development and commercialization agreement with Cook Incorporated, or Cook, relating to development of our X-Port Vascular Access Closure Device, or X-Port, a product candidate of ours that we are currently studying in preclinical animal model studies. Under the agreement, we will develop the X-Port with Cook, and Cook will have exclusive commercialization rights to market the product for medical procedures anywhere in the body. We will receive an initial payment of $500,000 after we complete, to Cook’s satisfaction, certain milestones under a development plan. Cook will also pay us up to a total of an additional $1.5 million in future milestone payments as development milestones are achieved. We also will receive a royalty based on Cook’s annual worldwide sales of the X-Port. We did not recognize any revenue under this agreement for the three months ended December 31, 2005.
     Guidant Investment Corporation, referred to as Guidant Investment, is one of our largest investors, and in August 2003, extended a line of credit to us for $10.3 million. We have drawn down this line of credit and as of December 31, 2005, have a long-term loan of $10.3 million and $1.9 million of accrued interest outstanding to Guidant Investment, due in August 2008. Interest of 8.75% per year accrues during the life of the loan and is due at maturity. Guidant Corporation, referred to as Guidant, is an affiliate of Guidant Investment and distributed our products in Europe under a distribution agreement that was signed in May 2003, amended in January 2004 and terminated in September 2004. In addition, we entered into a development and supply agreement with Guidant to develop an aortic cutter for Guidant’s Heartstring product, and we manufactured the first 10,000 aortic cutters. Guidant has outsourced future production of the aortic cutter to a third-party contract manufacturer, and we will receive a modest royalty for each unit sold in the future, but will no longer manufacture the aortic cutter.
     We manufacture the C-Port and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For the six months ended December 31, 2005, we generated net revenue of $367,000 and a net loss of $5.8 million. As of December 31, 2005, our accumulated deficit was $53.8 million. Since our inception, we have not been profitable. We expect to continue to incur net losses for the foreseeable future.
Critical Accounting Policies and Significant Judgments and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to accounts receivable, inventories, and deferred stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ materially from those estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
     Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.
     Inventory. We state our inventories at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and with market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory reserves are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory reserves are measured as the difference between the cost of inventory and estimated market value. Inventory reserves are charged to cost of revenue and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our financial results.
     Clinical Trial Accounting. Clinical trial costs are a component of research and development expenses and include fees paid to participating hospitals and other service providers that conduct clinical trial activities with patients on our behalf and, as well as the cost of, clinical trial insurance. The various costs of the trial are contractually based on the nature of the services, and we accrue the costs as the services are provided. Accrued costs are based on estimates of the work completed under the service agreements, patient enrollment and past experience with similar contracts. Our estimate of the work completed and associated costs to be accrued includes our assessment of information received from our third-party service providers and the overall status of our clinical trial activities. If we have incomplete or inaccurate information, we may underestimate costs associated with various trials at a given point in time. Although our experience in estimating these costs is limited, the difference between accrued expenses based on our estimates and actual expenses have not been material to date.
     Stock-Based Compensation. During the three months ended December 31, 2005, upon filing our initial Registration Statement on Form S-1, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to the adoption of SFAS 123R in the three months ended December 31, 2005, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and Financial Accounting Standard Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. Upon adoption of SFAS 123R we apply the “prospective method” under which we continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as we had accounted for prior to adoption, that is, we would continue to apply Opinion 25 in future periods to equity awards outstanding at the date we adopted SFAS 123R.
Results of Operations
Comparison of the Three months ended December 31, 2005 and 2004
     Net Revenue. Net revenue decreased by $95,000, or 32%, to $199,000 for the three month period ended December 31, 2005 compared to $294,000 for the three month period ended December 31, 2004. The decrease in total net revenue for the three months ended December 31, 2005 reflects the prior completion in November 2004 of our development contract with Guidant and the corresponding absence of development revenue and product sales to Guidant, offset in part by increased sales of the PAS-Port system in Italy compared to the three months ended December 31, 2004. We had no sales in the United States during any period presented.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue decreased $329,000, or 61%, to $210,000 for the three month period ended December 31, 2005 compared to $539,000 for the three month period ended December 31, 2004. The decrease in costs in the three months ended December 31, 2005 was primarily attributable to a decreased number of total PAS-Port systems sold, the cessation of sales of the aortic cutter and the allocation of manufacturing costs to research and development expense for the completion of prototype systems for the PAS-Port program and clinical trial systems for the C-Port xA program. In addition, the costs in the three months ended December 31, 2004 include inventory write-offs for C-Port systems built for Guidant under the distribution agreement terminated in September 2004.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $303,000, or 24%, to $1.6 million for the three month period ended December 31, 2005 compared to $1.3 million for the three month period ended December 31, 2004. The increase in costs for the three months ended December 31, 2005 was attributable to higher clinical expenses for the C-Port xA program, higher prototype expenses for the X-Port and PAS-Port programs and non-cash stock compensation charges, offset in part by lower consulting expenses as a result of hiring a Vice-President of Research and Development on July 1, 2005 who had previously been a consultant. We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical studies for the C-Port xA and the PAS-Port systems, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $234,000, or 34%, to $923,000 for the three month period ended December 31, 2005 compared to $689,000 for the three month period ended December 31, 2004. The increase in expenses in the three months ended December 31, 2005 was attributable to higher salaries and benefit expenses as a result of initiating a field sales force in the United States, higher consulting and professional service expenses to support the requirements of being a public company offset in part by lower non-cash stock-based compensation expenses.
     During the three-month period ended December 31, 2004, we recorded $229,000 in non-cash stock-based compensation expense related to loans we made to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. These loans were repaid with common stock in October 2005. We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and build our corporate infrastructure to support the requirements of being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Interest Income. Interest income decreased $16,000, or 20%, to $63,000 for the three month period ended December 31, 2005 compared to $79,000 for the three month period ended December 31, 2004. The decrease in interest income for the period in 2005 was primarily due to lower cash and short-term investment balances available for investing during the period.
     Interest Expense. Interest expense was $264,000 for both three month periods ended December 31, 2005 and 2004. Interest expenses are associated with the $13.3 million of long-term debt.
     Other Income (Expense). Other expense of $1,000 for the three months ended December 31, 2005 consisted of foreign currency exchange differences for accounts receivable collected in local currency versus the U.S. dollar. Other income for the three months ended December 31, 2004 consisted of a payment of $250,000 from Guidant as a strategic agreement fee.
Comparison of the Six months ended December 31, 2005 and 2004
     Net Revenue. Net revenue decreased $1.1 million, or 75%, to $367,000 for the six month period ended December 31, 2005 compared to $1.5 million for the six month period ended December 31, 2004. The decrease in total net revenue for the six months ended December 31, 2005 was attributable to lower product sales to Guidant and no development revenue from Guidant, offset in part by increased sales of the PAS-Port system in Italy compared to the period in 2004.
     Product revenue from Guidant in the six month period ended December 31, 2004 includes $510,000, recognized as the difference between the minimum contractual purchases due from Guidant and actual purchases through the date the distribution agreement terminated in September 2004.
     During the six months ended December 31, 2004, we recognized development revenue from Guidant of $310,000, based on the development and supply agreement that called for us to develop and manufacture the aortic cutter. We do not anticipate receiving any additional development revenue from Guidant. Future production of the aortic cutter has been outsourced by Guidant to a third-party manufacturer, and we will not receive any future revenue from Guidant for the manufacture of the aortic cutter. We will receive a modest royalty quarterly for each aortic cutter sold in the future, but we do not expect royalties received for sales of the aortic cutter to contribute significantly to our revenue for the foreseeable future.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue decreased $338,000, or 29%, to $837,000 for the six months ended December 31, 2005 compared to $1.2 million for the six months ended December 31, 2004.

     The decrease in costs in the six months ended December 31, 2005 was primarily attributable to a decreased number of total PAS-Port systems sold, the cessation of sales of the aortic cutter and the allocation of manufacturing costs to research and development expense for the completion of prototype systems for the PAS-Port program and clinical trial systems for the C-Port xA program, offset in part by an increase in inventory write-offs of approximately $211,000 for obsolete PAS-Port systems. To the extent that sales of PAS-Port and C-Port products do not increase to offset the loss of sales of aortic cutters, our manufacturing overhead will need to be allocated across lower sales unit volumes.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses decreased $35,000, or 1%, to $2.7 million for the six months ended December 31, 2005 from $2.8 million for the six months ended December 31, 2004. During the six months ended December 31, 2005, increases in stock compensation expense and product development expenses for the C-Port xA and X-Port programs were offset by a decrease in expenses for the PAS-Port program. We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical studies for the C-Port xA and the PAS-Port systems, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $863,000, or 67%, to $2.1 million for the six months ended December 31, 2005 compared to $1.3 million for the six months ended December 31, 2004. The increase in expenses in the six months ended December 31, 2005 were attributable to higher non-cash stock-based compensation and deferred compensation charges, higher salaries and benefit expenses as a result of initiating a field sales force in the U.S., higher consulting and professional service expenses to support the requirements of being a public company.
     During the six months ended December 31, 2004, we recorded $482,000 in non-cash stock-based compensation expense related to loans we made to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. These loans were repaid with common stock in October 2005. We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and build our corporate infrastructure to support the requirements of being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Interest Income. Interest income decreased $13,000, or 9%, to $135,000 for six month period ended December 31, 2005 compared to $148,000 for the six month period ended December 31, 2004. The decrease in interest income for the six months ended December 31, 2005 is primarily attributable to lower balances available for investing.
     Interest Expense. Interest expense was $528,000 for both the six-month periods ended December 31, 2005 and 2004. Interest expenses are associated with $13.3 million of long-term debt.
     Other Income (Expense). Other expense of $5,000 for the six months ended December 31, 2005 consisted of losses on the disposition of fixed assets and foreign currency exchange differences for accounts receivable collected in local currencies versus the U.S. dollar. Other income for the six months ended December 31, 2004 consisted of a payment of $250,000 from Guidant as a strategic agreement fee.
Liquidity and Capital Resources
     As of December 31, 2005, our accumulated deficit was $53.8 million. We currently invest our cash and cash equivalents in large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers. We place our short-term investments primarily in U.S. government bonds and commercial paper. Until February 2006, we had financed our operations primarily through private sales of convertible preferred stock resulting in aggregate net proceeds of $38.9 million and from long-term notes payable of $13.3 million. In February, 2006, we sold 3,500,000 shares of common stock in an initial public offering for aggregate gross proceeds of $35.0 million. After deducting the underwriters’ commissions and discounts we received net proceeds of approximately $32.6 million. On February 27, 2005, we sold an additional 200,000 shares of common stock to the underwriters pursuant to the exercise of the over-allotment option in part. We received aggregate gross proceeds of $2.0 million from the partial exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission, we received net proceeds of approximately $1.9 million.
     As of December 31, 2005, except for operating leases, we did not have any off-balance sheet liabilities. We had cash, cash equivalents and short-term investments of $4.8 million.
     The following table discloses aggregate information, as of December 31, 2005, about our contractual obligations and the periods in which payments are due, excluding the convertible preferred stock converted into common stock in February 2006:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Operating lease — real estate	$1,200	$413	$787	$—	$—
Sponsored research agreement	158	—	158	—	—
Convertible notes payable, including interest	3,395	150	3,245	—	—
Notes payable and accrued interest	14,496	—	14,496	—	—

Total	$19,249	$563	$18,686	$—	$—

     The long-term commitments under operating leases shown above consist of payments related to our real estate leases for our headquarters in Redwood City, California expiring in 2008.
     The long-term commitment under the Sponsored Research Agreement shown above consists of anticipated payments to Stanford University for use of their animal laboratory facility expiring December 31, 2006. The agreement is renewable and has been renewed annually for the past five years.
     The subordinated convertible notes payable were issued in connection with our Japan Distribution Agreement with Century. The subordinated convertible notes bear interest at 5% per year, payable quarterly, and are due in June 2008. The subordinated convertible notes are convertible at the option of the holder into common stock at the price of our initial public offering at any time within six months after our initial public offering. The holder of the subordinated convertible notes has a continuing security interest in all of our personal property and assets, including intellectual property.
     The notes payable and accrued interest are for a loan agreement with Guidant Investment, with principal of $10.3 million and accrued interest as of December 31, 2005 of $1.9 million and future interest of $2.8 million at maturity. The notes bear interest at the rate of 8.75% per year and principal and all accrued interest are due in August 2008. The holder of the notes has a first priority security interest in all our personal property and assets, including intellectual property.
     Summary liquidity and cash flow data is as follows:

	Six months ended
	December 31,
	2005	2004
	(in thousands)
Net cash used in operating activities	$(3,958)	$2,821
Net cash provided by investing activities	2,004	2,196
Net cash provided by financing activities	8	14
     Net cash used in operating activities for the six-months ended December 31, 2005 and 2004, was $4.0 million and $2.8 million, respectively. The use of cash for the six-months ended December 31, 2005, was attributable to our net loss adjusted for non-cash stock-based compensation charges, an increase in prepaid and other assets primarily resulting from deferred offering costs adjusted for non-cash compensation charges and depreciation expenses. The use of cash for the six-months ended December 31, 2004, was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, offset by an increase in non-current liabilities as a result of $452,000 of interest payable on the note to Guidant Investment.
     Net cash provided by investing activities totaled $2.0 million in the six months ended December 31, 2005, compared to $2.2 million in the same period in 2004. Net cash used in investing activities represent purchases, sales and maturities of investments and purchases of property and equipment. Net sales of short-term investments were $2.3 million in the six months ended December 31, 2005, a decrease of $549,000 from the same period in 2004. The decrease in net purchases of short-term investments was due to timing of maturities, sales and purchases required to meet the working capital requirements of the Company. Purchases of property and equipment were $249,000 and $603,000 million in the six months ended December 30, 2005 and 2004, respectively. The decrease in purchases in 2005 of property and equipment primarily relates to lower expenditures for molds and tooling used to make the Company’s products.
     Net cash provided by financing activities for the six-months ended December 31, 2005 was $8,000, compared to $14,000 for the same period in 2004. Net cash provided by financing activities primarily relate to net proceeds received from stock option exercises for both periods in 2005 and 2004.
     Our future capital requirements depend upon numerous factors. These factors include but are not limited to the following:
•	revenue generated by sales of our products;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	rate of progress and cost of our research and development activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights;

•	effects of competing technological and market developments; and

•	number and timing of any acquisitions and other strategic transactions we may undertake.
     We believe that our current cash, cash equivalents and short-term investments, along with the cash we expect to generate from operations and the net proceeds from our initial public offering completed in February 2006, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. If these sources of cash and the net proceeds from our initial public offering in February 2006, are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. Additional financing may not be available at all, or in amounts or upon terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our excess cash primarily in auction rate securities. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2005.
     Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report because of the material weaknesses described below, the remediation of which is on-going.
     In connection with the audit of our fiscal 2005 financial statements, our independent registered public accounting firm informed us that they had identified a material weakness in our internal controls as defined by the American Institute of Certified Public Accountants. A material weakness is a reportable condition in which our internal controls do not reduce to a low level the risk that undetected misstatements caused by error or fraud may occur in amounts that are material to our audited financial statements.
     The material weakness reported by our independent registered public accounting firm relates to having insufficient personnel resources and lack of sufficient technical accounting expertise within the accounting function, and inadequate review and approval procedures to prepare external financial statements.
Changes in internal control over financial reporting.
     During the review of our interim financial results for the three and six months ended December 31, 2005, our independent registered public accounting firm identified significant adjustments to our financial statements as part of their quarterly review procedures. These adjustments were the result of the continued lack of adequate review and approval procedures with regards primarily to expense cut-off. These adjustments were corrected prior to the issuance of our financial statement for the three and six months ended December 31, 2005. In January 2006, we hired a Corporate Controller with substantial technical accounting experience to improve the effectiveness of our internal controls and immediately address our financial operations and reporting deficiencies. We believe we are making progress in remediating the conditions noted as causing the material weakness described above.
     Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On October 28, 2005, we received a letter from Integrated Vascular Interventional Technologies, Inc. (“IVIT”) advising us for the first time of IVIT’s effort to provoke an interference in the U.S. Patent and Trademark Office between one of IVIT’s patent applications (serial no. 10/243,543) and a patent currently held by us (U.S. patent no. 6,391,038) and relating to the C-Port system. We also learned on that date that IVIT is attempting to provoke an interference in the U.S. Patent and Trademark Office between another of its U.S. patent applications (serial no. 10/706,245) and another of our issued patents (U.S. Patent No. 6,478,804). IVIT makes no specific demands in the letter, but alleges that it has an indication of an allowed claim and that it expects to receive a declaration of interference regarding that claim, and states that it would be “strategically beneficial” for us to discuss this matter prior to receiving a declaration of interference.
     An interference is a proceeding within the U.S. Patent and Trademark Office to determine priority of invention of the subject matter of patent claims. The decision to declare an interference is solely within the power of the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office (“Patent Appeals Board”), and can be made only after claims in a patent application are deemed allowable by the examiner but for the interfering subject matter (in this case the Company’s issued patents) and a determination is made that interfering subject matter exists. On February 3, 2006, we found an entry on the U.S. Patent and Trademark Office website dated February 1, 2006 stating that an interference initial memorandum had been entered in IVIT’s US Patent Application Serial No. 10/243,543. An interference initial memorandum is prepared by an examiner when the examiner believes that at least one pending claim is allowable and an interference is appropriate. The interference initial memorandum is forwarded to the Patent Appeals Board to determine whether an interference is or is not appropriate. If an interference is appropriate, the Patent Appeals Board will issue a declaration of interference within a matter of months or years from the date of the initial interference memorandum. The declaration of interference initiates an adversarial proceeding in the U.S. Patent and Trademark Office before the Patent Appeals Board. That proceeding would involve issues including but not limited to whether an interference proceeding is appropriate, whether the involved claims of the parties are patentable and which party was first to invent the interfering subject matter.
     Notwithstanding this recent development, we believe, after conferring with intellectual property counsel, that if the Patent Appeals Board declares an interference, IVIT would be unlikely to succeed. We will vigorously defend our patents against such claims of interference, although there can be no assurance that we will succeed in doing so. We further believe that if IVIT’s patent claims are allowed in their present form, our products would not infringe such claims. There can be no assurance that IVIT’s patent claims, if allowed, will be in their present form, or that our products would not be found to infringe such claims or any other claims that are issued.
ITEM 1A. RISK FACTORS
Our business is subject to the risks set forth below.
Risks Related to Our Business
We are dependent upon the success of our current products, and we have U.S. regulatory clearance for our C-Port system only. We cannot be certain that any of our other products will receive regulatory clearance or approval or that any of our products, including the C-Port system, will be commercialized in the United States. If we are unable to commercialize our products in the United States, or experience significant delays in doing so, our ability to generate revenue will be significantly delayed or halted, and our business will be harmed.
     We have expended significant time, money and effort in the development of our current products, the C-Port Distal Anastomosis System, referred to as the C-Port system, and the PAS-Port Proximal Anastomosis System, referred to as the PAS-Port system. While we have regulatory approval for commercial sale of our C-Port system in the United States and in the European Union and of our PAS-Port System in the European Union and Japan, we do not have clearance or approval in the United States for the PAS-Port system, later iterations of the C-Port system or any other product. While we believe most of our revenue in the near future will be derived from the sales and distribution of the C-Port system, we anticipate that our ability to increase our revenue in the longer term will depend on the regulatory clearance or approval and commercialization of the PAS-Port system and later iterations of the C-Port system in the United States.
     If we are not successful in commercializing our C-Port system or obtaining U.S. Food and Drug Administration, or FDA, clearance or approval of either our later iterations of the C-Port system or the current iteration of the PAS-Port system, or if FDA clearance or approval of any of our products is significantly delayed, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We intend to commence sales of our C-Port system in the United States in 2006, but sales may not meet our expectations. Although we have other products under development, we may never obtain regulatory clearance or approval of those devices. We may be required to spend significant amounts of capital or time to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of time and money to obtain FDA clearance or approval and foreign regulatory approval. Imposition of any of these requirements could substantially delay or preclude us from marketing our products in the United States or foreign countries.
A prior automated cardiac proximal anastomosis system was introduced by another manufacturer but was withdrawn from the market, and, as a result, we may experience difficulty in commercializing our C-Port and PAS-Port systems.
     A prior automated proximal anastomosis device was introduced by another manufacturer in the United States in 2002. The FDA received reports of apparently device-related adverse events, and in 2004, the device was voluntarily withdrawn from the market by the manufacturer. Because of the FDA’s experience with this prior device, the FDA has identified new criteria for the clinical data required to obtain clearance for a proximal anastomosis device like the PAS-Port. We may not be able to show that the PAS-Port satisfies these criteria, and we may therefore be unable to obtain FDA clearance or approval to market the device in the United States, which would substantially harm our business and prospects. Moreover, physicians who have experience with or knowledge of prior anastomosis devices may be predisposed against using our C-Port or PAS-Port products, which could limit our ability to commercialize them if they are approved by the FDA. If we fail to achieve market adoption, our business, financial condition and results of operations would be materially harmed.
Lack of third-party coverage and reimbursement for our products could delay or limit their adoption.
     We may experience limited sales growth resulting from limitations on reimbursements made to purchasers of our products by third-party payors, and we cannot assure you that our sales will not be impeded and our business harmed if third-party payors fail to provide reimbursement that hospitals view as adequate.
     In the United States, our products will be purchased primarily by medical institutions, which then bill various third-party payors, such as the Centers for Medicare & Medicaid Services, or CMS, which administer the Medicare program, and other government programs and private insurance plans, for the health care services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Even if our products receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement in the foreseeable future, if at all. Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

     We cannot assure you that CMS will provide coverage and reimbursement for our products. If a medical device does not receive incremental reimbursement from CMS, then a medical institution would have to absorb the cost of our products as part of the cost of the procedure in which the products are used. Acute care hospitals are now generally reimbursed by CMS for inpatient operating costs under a Medicare hospital inpatient prospective payment system. Under the Medicare hospital inpatient prospective payment system, acute care hospitals receive a fixed payment amount for each covered hospitalized patient based upon the Diagnosis-Related Group, or DRG, to which the inpatient stay is assigned, regardless of the actual cost of the services provided. At this time, we do not know the extent to which medical institutions would consider insurers’ payment levels adequate to cover the cost of our products. Failure by hospitals and physicians to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used could deter them from purchasing our products and limit our revenue growth. In addition, pre-determined DRG payments may decline over time, which could deter medical institutions from purchasing our products. If medical institutions are unable to justify the costs of our products, they may refuse to purchase them, which would significantly harm our business.
We have limited data regarding the safety and efficacy of the PAS-Port and C-Port and have only recently begun training physicians in the United States to use the C-Port system. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our devices are adopted.
     The C-Port and PAS-Port systems are innovative products, and our success depends upon their acceptance by the medical community as safe and effective. An important factor upon which the efficacy of the C-Port and PAS-Port will be measured is long-term data regarding the duration of patency, or openness, of the artery or the graft vessel. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in cardiac bypass surgery, and the results of short-term clinical experience of the C-Port and PAS-Port systems do not necessarily predict long-term clinical benefit. We believe that physicians will compare long-term patency for the C-Port and PAS-Port devices against alternative procedures, such as hand-sewn anastomoses. If the long-term rates of patency do not meet physicians’ expectations, or if physicians find our devices unsafe, the C-Port and PAS-Port systems may not become widely adopted and physicians may recommend alternative treatments for their patients. In addition, we have recently begun training physicians in the United States to use our C-Port system. Any adverse experiences of physicians using the C-Port system, or adverse outcomes to patients, may deter physicians from using our products and negatively impact product adoption.
     Our C-Port and PAS-Port systems were designed for use with venous grafts. Additionally, while our indications for use of the C-Port system cleared by the FDA refer broadly to grafts, we have studied the use of the C-Port system only with venous grafts and not with arterial grafts. Using the C-Port system with arterial grafts may not yield patency rates or material adverse cardiac event rates comparable to those found in our clinical trials using venous grafts, which could negatively affect market acceptance of our C-Port system. In addition, the clips and staples deployed by our products are made of 316L medical-grade stainless steel, to which some patients are allergic. These allergies may result in adverse reactions that negatively affect the patency of the anastomoses or the healing of the implants and may therefore adversely affect outcomes, particularly when compared to anastomoses performed with other materials, such as sutures. Additionally, in the event a surgeon, during the course of surgery, determines that it is necessary to convert to a hand-sewn anastomosis and to remove an anastomosis created by one of our products, the removal of the implants may result in more damage to the target vessel (such as the aorta or coronary artery) than would typically be encountered during removal of a hand-sewn anastomosis. Moreover, the removal may damage the target vessel to an extent that could further complicate construction of a replacement hand-sewn or automated anastomosis, which could be detrimental to patient outcome. These or other issues, if experienced, could limit physician adoption of our products.
     Even if the data collected from future clinical studies or clinical experience indicates positive results, each physician’s actual experience with our device outside the clinical study setting may vary. Clinical studies conducted with the C-Port and PAS-Port systems have involved procedures performed by physicians who are technically proficient, high-volume users of the C-Port and PAS-Port systems. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the C-Port and PAS-Port systems.
Even though our C-Port product has received U.S. regulatory clearance, our PAS-Port system, as well as our future products, may still face future development and regulatory difficulties.
     Even though the current iteration of the C-Port system has received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of this product or ongoing requirements for potentially costly post-clearance studies. Any of our other products, including the PAS-Port system and future iterations of the C-Port system, may also face these types of restrictions or requirements. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:
•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	customer notifications, repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	delay in processing marketing applications for new products or modifications to existing products;

•	withdrawing approvals that have already been granted; and

•	criminal prosecution.
     To market any products internationally, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA clearance or approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA clearance or approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA clearance or approval in the United States, including the risk that our products may not be approved for use under all of the circumstances requested, which could limit the uses of our products and adversely impact potential product sales, and that such clearance or approval may require costly, post-marketing follow-up studies. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.
     From time to time, we may estimate and publicly announce the timing anticipated for the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include an Investigational Device Exemption application to commence our enrollment of patients in our clinical trials, the release of data from our clinical trials, receipt of clearances or approvals from regulatory authorities or other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.
Our products may never gain any significant degree of market acceptance, and a lack of market acceptance would have a material adverse effect on our business.
     We cannot assure you that our products will gain any significant degree of market acceptance among physicians or patients, even if necessary regulatory and reimbursement approvals are obtained. We believe that recommendations by physicians will be essential for market acceptance of our products; however, we cannot assure you that any recommendations will be obtained. Physicians will not recommend the products unless they conclude, based on clinical data and other factors, that the products represent a safe and acceptable alternative to other available options. In particular, physicians may elect not to recommend using our products in surgical procedures until such time, if ever, as we successfully demonstrate with long-term data that our products result in patency rates comparable to or better than those achieved with hand-sewn anastomoses, and we resolve any technical limitations that may arise.
     We believe graft patency will be a significant factor for physician recommendation of our products. Although we have not experienced low patency rates in our clinical trials, graft patency determined during the clinical trials conducted by us or other investigators may not be representative of the graft patency actually encountered during commercial use of our products. The surgical skill sets of investigators in our clinical trials may not be representative of the skills of future product users, which could negatively affect graft patency. In addition there may have been a selection bias in the patients, grafts and target vessels used during the clinical trials that positively affected graft patency. The patients included in the clinical trials may not be representative of the general patient population in the United States, which may have resulted in improved graft patency in patients enrolled in the clinical trials. Finally, patient compliance in terms of use of prescribed anticlotting medicines may have been higher in clinical trials than may occur during commercial use, thereby negatively affecting graft patency during commercial use.
     Widespread use of our products will require the training of numerous physicians, and the time required to complete training could result in a delay or dampening of market acceptance. Even if the safety and efficacy of our products is established, physicians may elect not to use our products for a number of reasons beyond our control, including inadequate or no reimbursement from health care payors, physicians’ reluctance to perform anastomoses with an automated device, the introduction of competing devices by our competitors and pricing for our products. Failure of our products to achieve any significant market acceptance would have a material adverse effect on our business, financial condition and results of operations.
Because one customer accounts for substantially all of our revenue, the loss of this significant customer could cause a substantial decline in our revenue.
     We derive virtually all of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three months ended December 31, 2005, sales to Century accounted for approximately 74% of our total revenue. We expect that Century will continue to account for a substantial portion of our revenue in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
If our competitors have products that are approved in advance of ours, marketed more effectively or demonstrated to be more effective than ours, our commercial opportunity will be reduced or eliminated and our business will be harmed.

     The market for anastomotic solutions and cardiac bypass products is competitive. Competitors include a variety of public and private companies that currently offer or are developing cardiac surgery products generally and automated anastomotic systems specifically that would compete directly with ours.
     We believe that the primary competitive factors in the market for medical devices used in the treatment of coronary artery disease include:
•	improved patient outcomes;

•	access to and acceptance by leading physicians;

•	product quality and reliability;

•	ease of use;

•	device cost-effectiveness;

•	training and support;

•	novelty;

•	physician relationships; and

•	sales and marketing capabilities.
     We may be unable to compete successfully on the basis of any one or more of these factors, which could have a material adverse affect on our business, financial condition and results of operations.
     A number of different technologies exist or are under development for performing anastomoses, including sutures, mechanical anastomotic devices, suture-based anastomotic devices and shunting devices. Currently, substantially all anastomoses are performed with sutures and, for the foreseeable future, we believe that sutures will continue to be the principal alternative to our anastomotic products. Sutures are far less expensive than our automated anastomotic products, and other anastomotic devices may be less expensive than our own. Surgeons, who have been using sutures for their entire careers, may be reluctant to consider alternative technologies, despite potential advantages. Any resistance to change among practitioners could delay or hinder market acceptance of our products, which would have a material adverse effect on our business.
     Cardiovascular diseases may also be treated by other methods that do not require anastomoses, including, interventional techniques such as balloon angioplasty with or without the use of stents, pharmaceuticals, atherectomy catheters and lasers. Several of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for cardiovascular disease, such as drugs, or future innovations in cardiac surgery techniques could make other methods of treating this disease more effective or lower cost than bypass procedures. For example, the number of bypass procedures in the United States and other major markets has declined in recent years and is expected to decline in the years ahead because competing treatments are, in many cases, far less invasive and provide acceptable clinical outcomes. Many companies working on treatments that do not require anastomoses may have significantly greater financial, manufacturing, marketing, distribution, and technical resources and experience than we have. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, clinical trials, obtaining regulatory clearance or approval and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any that we are developing or that would render our product candidates obsolete and noncompetitive. Our competitors may succeed in obtaining clearance or approval from the FDA and foreign regulatory authorities for their products sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.
We have limited manufacturing experience and may encounter difficulties in increasing production to provide an adequate supply to customers.
     To date, our manufacturing activities have consisted primarily of producing limited quantities of our products for use in clinical studies and for sales in Japan and Europe. We do not have experience in manufacturing our products in the commercial quantities that might be required to market our products in the United States. Production in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing commercial quantities, including:
•	maintaining product yields;

•	maintaining quality control and assurance;

•	providing component and service availability;

•	maintaining adequate control policies and procedures; and

•	hiring and retaining qualified personnel.
     Difficulties encountered in increasing our manufacturing could have a material adverse effect on our business, financial condition and results of operations.
     The manufacture of our products is a complex and costly operation involving a number of separate processes and components. In addition, the current unit costs for our products, based on limited manufacturing volumes, are very high, and it will be necessary to achieve economies of scale to become profitable. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. We cannot assure you that we will be able to achieve cost reductions in the manufacture of our products and, without these cost reductions, our business may never achieve profitability.
     We have considered, and will continue to consider as appropriate, manufacturing in-house certain components currently provided by third parties, as well as implementing new production processes. Manufacturing yields or costs may be adversely affected by the transition to in-house production or to new production processes, when and if these efforts are undertaken, which would materially and adversely affect our business, financial condition and results of operations.
Our manufacturing facilities, and those of our suppliers, must comply with applicable regulatory requirements. Failure to obtain regulatory approval of our manufacturing facilities would harm our business and our results of operations.
     Our manufacturing facilities and processes are subject to periodic inspections and audits by various U.S. federal, U.S. state and foreign regulatory agencies. For example, our facilities have been inspected by State of California regulatory authorities pursuant to granting a California Device Manufacturing License, but not, to date, by the FDA. Additionally, to market products in Europe, we are required to maintain ISO 13485:2003 certification and are subject to periodic surveillance audits. We are currently ISO 13485:2003 certified; however, our failure to maintain necessary regulatory approvals for our manufacturing facilities could prevent us from manufacturing and selling our products.
     Additionally, our manufacturing processes and, in some cases, those of our suppliers are required to comply with FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our device and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.
If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products, our business may be harmed.
     We are in the beginning stages of building a sales and marketing organization, and we have limited experience as a company in the sales, marketing and distribution of our products. Century is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. To the extent that we enter into arrangements with third parties to perform sales and marketing services, our product revenue may be lower than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.
We will need to increase the size of our organization, and we may experience difficulties in managing this growth.
     As of December 31, 2005, we had 48 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
We are dependent upon a number of key suppliers, including single source suppliers, the loss of which would materially harm our business.
     We use or rely upon sole source suppliers for certain components and services used in manufacturing our products, and we utilize materials and components supplied by third parties with which we do not have any long-term contracts. In recent years, many suppliers have ceased supplying raw materials for use in implantable medical devices. We cannot assure you that materials required by us will not be restricted or that we will be able to obtain sufficient quantities of such materials or services in the future. Moreover, the continued use by us of materials manufactured by third parties could subject us to liability exposure. Because we do not have long-term contracts, none of our suppliers is required to provide us with any guaranteed minimum production levels.
     We cannot quickly replace suppliers or establish additional new suppliers for some of these components, particularly due to both the complex nature of the manufacturing process used by our suppliers and the time and effort that may be required to obtain FDA clearance or approval or other regulatory approval to use materials from alternative suppliers. Any significant supply interruption or capacity constraints affecting our facilities or those of our suppliers would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition and results of operations.
We may in the future be a party to patent litigation and administrative proceedings that could be costly and could interfere with our ability to sell our products.
     The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation or interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions. The defense and prosecution of these matters are both costly and time consuming. Additionally, we may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.
     We are aware of patents issued to third parties that contain subject matter related to our technology. We cannot assure you that these or other third parties will not assert that our products and systems infringe the claims in their patents or seek to expand their patent claims to cover aspects of our products and systems. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may be required to redesign our products to avoid infringement, and it may not be possible to do so effectively. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the C-Port system, PAS-Port system or any other product we may develop, which would have a significant adverse impact on our business.
     On October 28, 2005, we received a letter from Integrated Vascular Interventional Technologies, Inc., referred to as IVIT, advising us for the first time of IVIT’s effort to provoke an interference in the U.S. Patent and Trademark Office between one of IVIT’s patent applications (serial no. 10/243,543) and a patent currently held by us (U.S. patent no. 6,391,038) and relating to the C-Port system. We also learned on that date that IVIT is attempting to provoke an interference in the U.S. Patent and Trademark Office between another of its U.S. patent applications (serial no. 10/706,245) and another of our issued patents (U.S. Patent No. 6,478,804). IVIT makes no specific demands in the letter, but alleges that it has an indication of an allowed claim and that it expects to receive a declaration of interference regarding that claim, and states that it would be “strategically beneficial” for us to discuss this matter prior to receiving a declaration of interference.
     An interference is a proceeding within the U.S. Patent and Trademark Office to determine priority of invention of the subject matter of patent claims. The decision to declare an interference is solely within the power of the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office, or the Patent Appeals Board, and can be made only after claims in a patent application are deemed allowable by the examiner but for the interfering subject matter (in this case our issued patents) and a determination is made that interfering subject matter exists. On February 3, 2006, we found an entry on the U.S. Patent and Trademark Office website dated February 1, 2006 stating that an interference initial memorandum had been entered in IVIT’s U.S. Patent Application Serial No. 10/243,543. An interference initial memorandum is prepared by an examiner when the examiner believes that at least one pending claim is allowable and an interference is appropriate. The interference initial memorandum is forwarded to the Patent Appeals Board to determine whether an interference is or is not appropriate. If an interference is appropriate, the Patent Appeals Board will issue a declaration of interference within a matter of months or years from the date of the initial interference memorandum. The declaration of interference initiates an adversarial proceeding in the U.S. Patent and Trademark Office before the Patent Appeals Board. That proceeding would involve issues including but not limited to whether an interference proceeding is appropriate, whether the involved claims of the parties are patentable and which party was first to invent the interfering subject matter. There can be no assurance that IVIT’s patent claims, if allowed, will be in their present form, or that our products would not be found to infringe such claims or any other claims that are issued.
Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.
     We rely upon patents, trade secret laws and confidentiality agreements to protect our technology and products. Our pending patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain in the future might be invalidated or circumvented by third parties. If any challenges are successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. To the extent that our intellectual property protection is inadequate, we are exposed to a greater risk of direct competition. In addition, competitors could purchase any of our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. If our intellectual property is not adequately protected against competitors’ products and methods, our competitive position could be adversely affected, as could our business.
     We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants and advisors to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific circumstances and that all inventions arising out of the individual’s relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology.
Our products face the risk of technological obsolescence, which, if realized, could have a material adverse effect on our business.
     The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than ours or that would render our technology and products obsolete or noncompetitive. Additionally, new, less invasive surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use our products. Accordingly, our success will depend in part upon our ability to respond quickly to medical and technological changes through the development and introduction of new products. The relative speed with which we can develop products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products, gain reimbursement acceptance, and supply commercial quantities of the products to the market are expected to be important competitive factors. Product development involves a high degree of risk, and we cannot assure you that our new product development efforts will result in any commercially successful products. We have experienced delays in completing the development and commercialization of our planned products, and there can be no assurance that these delays will not continue or recur in the future. Any delays could result in a loss of market acceptance and market share.
We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.

     We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in endoscopic surgery, general vascular surgery or other markets. However, the process of researching and developing anastomotic devices is expensive, time-consuming and unpredictable. Our efforts to create products for these new markets are at a very early stage, and we may never be successful in developing viable products for these markets. Even if our development efforts are successful and we obtain the necessary regulatory and reimbursement approvals, we cannot assure you that these or our other products will gain any significant degree of market acceptance among physicians, patients or health care payors. Accordingly, we anticipate that, for the foreseeable future, we will be substantially dependent upon the successful development and commercialization of anastomotic systems and instruments for cardiac surgery, mainly the PAS-Port system and the C-Port system. Failure by us to successfully develop and commercialize these systems for any reason, including failure to overcome regulatory hurdles or inability to gain any significant degree of market acceptance, would have a material adverse effect on our business, financial condition and results of operations.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.
     Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal healthcare program Anti-Kickback Statute, which prohibit any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. Foreign sales of our products are also subject to similar fraud and abuse laws, including application of the U.S. Foreign Corrupt Practices Act. If our operations, including any consulting arrangements we may enter into with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.
We could be exposed to significant product liability claims, which could be time consuming and costly to defend, divert management attention, and adversely impact our ability to obtain and maintain insurance coverage. The expense and potential unavailability of insurance coverage for our company or our customers could adversely affect our ability to sell our products, which would adversely affect our business.
     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port system. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of February, 2006, however, we are not aware of any existing product liability claims.
     Although we maintain product liability insurance in the amount of $5,000,000, we may not have sufficient insurance coverage to fully cover the costs of any claim or any ultimate damages we might be required to pay. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and adversely affecting our financial condition and operating results.
     Some of our customers and prospective customers may have difficulty in procuring or maintaining liability insurance to cover their operations and use of the C-Port or PAS-Port systems. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using the C-Port or PAS-Port systems and potential customers may opt against purchasing the C-Port or PAS-Port systems due to the cost or inability to procure insurance coverage.
We sell our systems internationally and are subject to various risks relating to these international activities, which could adversely affect our revenue.
     To date, all of our revenue has been attributable to sales in international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international customer and, therefore, less competitive in international markets, which could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:
•	export restrictions and controls relating to technology;

•	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

•	pricing pressure that we may experience internationally;

•	required compliance with existing and changing foreign regulatory requirements and laws;

•	laws and business practices favoring local companies;

•	longer payment cycles;

•	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

•	political and economic instability;

•	potentially adverse tax consequences, tariffs and other trade barriers;

•	international terrorism and anti-American sentiment;

•	difficulties and costs of staffing and managing foreign operations; and

•	difficulties in enforcing intellectual property rights.
     Our exposure to each of these risks may increase our costs, impair our ability to market and sell our products and require significant management attention. We cannot assure you that one or more of these factors will not harm our business.
We are dependent upon key personnel, loss of any of which could have a material adverse affect on our business.
     Our future business and operating results depend significantly on the continued contributions of our key technical personnel and senior management, including those of our co-founder, CEO and President, Bernard Hausen, M.D., Ph.D. These services and individuals would be difficult or impossible to replace and none of these individuals is subject to a post-employment non-competition agreement. While we are subject to certain severance obligations to Dr. Hausen, either he or we may terminate his employment at any time and for any lawful reason or for no reason. Our business and future operating results also depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Additionally, although we have key-person life insurance in the amount of $3.0 million on the life of Dr. Hausen, we cannot assure you that this amount would fully compensate us for the loss of Dr. Hausen’s services. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.
Our operations are currently conducted at a single location that may be at risk from earthquakes, terror attacks or other disasters.
     We currently conduct all of our manufacturing, development and management activities at a single location in Redwood City, California, near known earthquake fault zones. We have taken precautions to safeguard our facilities, including insurance, health and safety protocols, and off-site storage of computer data. However, any future natural disaster, such as an earthquake, or a terrorist attack, could cause substantial delays in our operations, damage or destroy our equipment or inventory and cause us to incur additional expenses. A disaster could seriously harm our business and results of operations. Our insurance does not cover earthquakes and floods and may not be adequate to cover our losses in any particular case.
If we use hazardous materials in a manner that causes injury, we may be liable for damages.
     Our research and development and manufacturing activities involve the use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. If one of our employees were accidentally injured from the use, storage, handling or disposal of these materials, the medical costs related to his or her treatment would be covered by our workers’ compensation insurance policy. However, we do not carry specific hazardous waste insurance coverage, and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory clearances or approvals could be suspended.
We may be subject to fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.
     If our products receive FDA clearance or approval, our promotional materials and training methods regarding physicians will need to comply with FDA and other applicable laws and regulations. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of the products would be impaired.
Risks Related to Our Finances and Capital Requirements
We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.
     We incurred net losses since our inception in October 1997. As of December 31, 2005, our accumulated deficit was approximately $53.8 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including the successful commercial launch of our C-Port system in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and the PAS-Port system in Japan in January 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.

     Our cost of product revenue was 228% and 101%, of our net product revenue for the six-month periods ending December 31, 2005 and 2004, respectively. We expect to continue to have high costs of product revenue for the foreseeable future. In addition, if we obtain regulatory clearance or approval in the United States for any of our products, we expect that our operating expenses will increase as we commence our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We currently lack a significant source of product revenue, and prior agreements with Guidant, which represented 75% of our revenue in fiscal year 2004 and 65% of our revenue in fiscal year 2005, have been terminated. We may not become or remain profitable.
     Our ability to become and remain profitable depends upon our ability to generate product revenue. Our ability to generate significant continuing revenue depends upon a number of factors, including:
•	achievement of U.S. regulatory clearance or approval for our additional products;

•	successful completion of ongoing clinical trials for our products; and

•	successful sales, manufacturing, marketing and distribution of our products.
     For the fiscal year ended June 30, 2005, sales of our products and development activities generated only $2.1 million of revenue, 65% of which was from Guidant. For the fiscal year ended June 30, 2004, sales of our products and development activities generated only $0.8 million of revenue, 75% of which was from Guidant. Our distribution and development agreements with Guidant have terminated. For the three-months ended December 31, 2005, Guidant generated no revenue for us. We do not expect to enter into future development contracts with Guidant. Accordingly, we do not anticipate any future revenue from development contracts with Guidant. As Guidant outsourced the manufacture of the aortic cutter to a contract manufacturing company, we ceased manufacturing the aortic cutter. While we receive a modest royalty from Guidant’s sales of the aortic cutter, we do not anticipate any significant future revenue for this royalty.
     We do not anticipate that we will generate significant product revenue for the foreseeable future. If we are unable to generate significant product revenue, we will not become or remain profitable, and we may be unable to continue our operations.
We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, together with the net proceeds from this offering, will be sufficient to meet our projected operating requirements through at least the next 18 months. Because we do not anticipate that we will generate significant product revenue for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our future liquidity and capital requirements will depend upon, and could increase significantly as a result of, numerous factors, including:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	the progress of clinical trials;

•	the timing and costs of regulatory submissions;

•	the timing and costs required to receive both domestic and international governmental approvals;

•	the timing and costs of new product introductions, if FDA clearance or approval is obtained;

•	the extent of our ongoing research and development programs; and

•	the costs of developing marketing and distribution capabilities.
     Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. Any corporate collaboration and licensing arrangements may require us to relinquish valuable rights. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs.
If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our substantial debt obligations that become due in 2008.
     As of December 31, 2005, we had an aggregate principal amount of approximately $13.3 million in long-term notes payable to Century and Guidant Investment Corporation that mature in 2008. The accrued interest under the Guidant note due at maturity in 2008 will be $4.2 million, of which $1.9 million was recorded as of December 31, 2005. This substantial indebtedness has and will continue to impact us by:
•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.
     Currently we are not generating positive cash flow. Adverse occurrences related to our product commercialization, development and regulatory efforts would adversely impact our ability to meet our obligations to repay the principal amounts on our notes when due in 2008. If we are unable to satisfy our debt service requirements, we may not be able to continue our operations. We may not generate sufficient cash from operations to repay our notes or satisfy any additional debt obligations when they become due and may have to raise additional financing from the sale of equity or debt securities, enter into commercial transactions or otherwise restructure our debt obligations. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair the value of our common stock.
Existing creditors have rights to our assets that are senior to our stockholders.
     Existing arrangements with our current lenders, Century and Guidant Investment Corporation, as well as future arrangements with other creditors, allow or may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations and would have priority over any of our capital stock, including any liquidation preference of the preferred stock. After satisfaction of our debt obligations, we may have little or no proceeds left under these circumstances to distribute to the holders of our capital stock.
Our quarterly operating results and stock price may fluctuate significantly.
     We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

•	the rate of physician adoption of our products;

•	the results of clinical trials related to our products;

•	the introduction by us or our competitors, and market acceptance of, new products;

•	the results of regulatory and reimbursement actions;

•	the timing of orders by distributors or customers;

•	the expenditures incurred in the research and development of new products; and

•	competitive pricing.
     Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
     From October 1, 2005 through December 31, 2005, we sold and issued the following unregistered securities:
     1. We granted stock options to purchase 119,893 shares of our common stock at an exercise price of $9.67 per share to our employees and directors under our 1997 Equity Incentive Plan, as amended to date. During this period, options to purchase an aggregate of 16,246 shares of our common stock were cancelled without being exercised. We had no stock option exercises during this period.
     2. We issued an aggregate of 3,333 shares of our common stock to a director for a purchase price of $9.00 per share, also under our 1997 equity incentive plan in consideration of services rendered.
     The sale and issuance of securities described in paragraph 1 above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contract relating to compensation, as provided by Rule 701. Appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients have adequate access, through their relationship with Cardica, to information about Cardica.
Use of Proceeds
     Our Registration Statement on Form S-1 (Reg. No. 333-129497), as amended, relating to our initial public offering became effective February 2, 2006, and the offering commenced on February 3, 2006. We filed a Post-Effective Amendment No. 1 on February 6, 2006, which became effective on February 7, 2006. A.G Edwards & Sons, Inc., and Allen & Company LLC acted as lead managing underwriters for the offering and Montgomery & Co., LLC co-managing underwriter for the offering.
     We sold 3,700,000 shares of our common stock in our initial public offering, including 200,000 shares sold pursuant to the partial exercise of the underwriter’s over-allotment option. The net proceeds to us were approximately $32.6 million, after deducting underwriting discounts and offering expenses.
     Costs incurred in connection with issuance and distribution of the securities registered were as follows:
•	Underwriting discounts and commissions — $2,450,000

•	Other costs — $1,800,000

•	Total costs — $4,250,000
     As of December 31, 2005, we had not completed our initial public offering and, therefore, none of the proceeds of the offering had been used as of such date. However, of the net proceeds from the offering and existing cash, we expect to use:
•	$8 million to $10 million to continue the development of our products, including clinical trials and research programs;

•	$6 million to $8 million to build sales and marketing capabilities; and

•	the balance for working capital and other general corporate purposes.
     The amounts actually spent for these purposes may vary significantly and will depend on a number of factors, including our operating costs, capital expenditures, any expenses related to defending claims of intellectual property infringement, and other factors described under “Risk Factors Related to Our Business” above. While we have no present understandings, commitments or agreements to enter into any potential acquisitions or investments, we may also use a portion of the net proceeds for the acquisition of, or investment in, technologies, products, services or businesses that complement our business. Accordingly, management will retain broad discretion as to the allocation of the net proceeds of this offering. As required by SEC regulations, we will provide further detail on our use of proceeds from the offering in future periodic reports.
     Pending the uses described above, we have invested the net proceeds of the offering in short-term, interest-bearing, investment-grade securities. We cannot predict whether the proceeds will yield a favorable return.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     In the quarter ended December 31, 2005, we submitted the following matters to our stockholders for their approval. On October 26, 2005, our stockholder approved each of the matters set forth in items. 1 and 2 below, and on December 27, 2005, our stockholders approved each of the matters set forth in items 3, 4, 5, 6 below. We did not receive a written consent from each stockholder. As of the record date for taking such action, we had 6,015,564 shares of common stock outstanding (on an as-if-converted basis, after giving effect to the reverse stock split consummated in January 2006) and as of the record date for taking the December action, we had 5,949,337 shares of common stock outstanding (on an as-if converted basis, after giving effect to the reverse stock split consummated in January 2006).
The results of the voting from stockholders that returned written consents to us are as follows:
1.	The increase by an aggregate of three hundred thirty three thousand three hundred thirty three (333,333) shares to the total number of shares reserved for issuance pursuant to our 1997 Equity Incentive Plan.

Consenting:	5,075,877
Against:	0
2.	The election of Richard Powers as a director and the ratification of then-current Board of Directors.

Consenting:	5,075,877
Against:	0

3.	The amendment and restatement of our Certificate of Incorporation to:
•	effect a one-for-three reverse stock split of our capital stock (including all outstanding warrants and options exercisable for shares of our capital stock), and

•	amend the threshold at which shares of our preferred stock would convert automatically into shares of our common stock:

Consenting:	5,287,123
Against:	0
4.	The amendment and restatement of our Amended and Restated Certificate of Incorporation following our initial public offering.

Consenting:	5,287,123
Against:	0
5.	The amendment and restatement of our Bylaws following our initial public offering.

Consenting:	5,287,123
Against:	0
6.	The approval of our 2005 Equity Incentive Plan in connection with our initial public offering.

Consenting:	5,287,123
Against:	0
7.	The election of Kevin T. Larkin as a director and the ratification of then-current Board of Directors.

Consenting:	5,287,123
Against:	0
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
(a)	Exhibits
The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.
(b)	Reports on Form 8-K

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: February 27, 2006	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: February 27, 2006	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance & Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. (filed as exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference)
3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference)
10.13	License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated December 9, 2005. (filed as exhibit 10.13 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference) †
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.