Form 10-Q
period 2006-03-31
CARDICA INC
filed 2006-05-09
CIK 1178104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51772

Cardica, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3287832 (I.R.S. Employer Identification No.)
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
     Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     On May 4, 2006, there were 9,686,730 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	June 30,
	2006	2005
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$14,596	$1,951
Short-term investments	20,520	7,000
Accounts receivable	184	104
Accounts receivable from related party	—	5
Inventories	414	526
Shareholder note receivable	—	73
Interest receivable from stockholders	—	20
Prepaid expenses and other current assets	665	345

Total current assets	36,379	10,024

Property and equipment, net	1,542	1,611
Interest receivable from stockholders	—	1
Restricted cash	510	510

Total assets	$38,431	$12,146

Liabilities, convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$857	$244
Accrued compensation	449	133
Other accrued liabilities	382	431
Current portion of leasehold improvement obligation	122	122
Deferred rent	89	62

Total current liabilities	1,899	992

Deferred rent	144	214
Notes payable to related party	10,250	10,250
Interest payable to related party	2,109	1,436
Subordinated convertible note	3,000	3,000
Leasehold improvement obligation	164	255
Other non-current liabilities	—	1

Commitments and contingencies

Convertible preferred stock, $0.001 par value: no shares authorized, issued and outstanding at March 31, 2006; 15,389,000 shares authorized, 4,259,328 shares issued and outstanding at June 30, 2005	—	39,683

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value: 5,000,000 shares authorized, no shares issued and outstanding at March 31, 2006	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 9,686,730 shares issued and outstanding at March 31, 2006; 24,060,000 shares authorized, 1,748,960 shares issued and outstanding at June 30, 2005	10	2
Additional paid-in capital	79,329	5,202
Treasury stock at cost; (66,227 shares at March 31, 2006 and none at June 30, 2005)	(596)	—
Deferred stock compensation	(1,156)	(431)
Notes receivable from stockholders	—	(449)
Accumulated other comprehensive loss	(23)	—
Accumulated deficit	(56,699)	(48,009)

Total stockholders’ equity (deficit)	20,865	(43,685)

Total liabilities and stockholders’ equity (deficit)	$38,431	$12,146

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net revenue:
Product revenue, net	$290	$227	$650	$544
Development revenue	500	—	500	—
Product and royalty revenue from related party, net	13	142	20	986
Development revenue from related party	—	—	—	310

Total net revenue	803	369	1,170	1,840

Operating costs and expenses:
Cost of product revenue (includes related party costs of product revenue of $0 and $403 for the three months ended March 31, 2006 and 2005, respectively, and $0 and $1,024 for the nine months ended March 31, 2006 and 2005, respectively)	434	735	1,271	1,910
Research and development	1,779	1,390	4,521	4,167
Selling, general and administrative	1,511	1,308	3,657	2,591

Total operating costs and expenses	3,724	3,433	9,449	8,668

Loss from operations	(2,921)	(3,064)	(8,279)	(6,828)

Interest income	244	79	379	227
Interest expense (includes related party interest expense of $221 for the three months ended March 31, 2006 and 2005, and $673 for the nine months ended March 31, 2006 and 2005)	(258)	(258)	(786)	(786)
Other income (expense), net (includes $250 of income from related party for the nine months ended March 31, 2005)	1	5	(4)	255

Net loss	$(2,934)	$(3,238)	$(8,690)	$(7,132)

Basic and diluted net loss per share	$(0.45)	$(2.30)	$(2.71)	$(5.11)

Shares used in computing basic and diluted net loss per share	6,587	1,408	3,203	1,397

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	March 31,
	2006	2005
Operating activities:
Net loss	$(8,690)	$(7,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	567	623
Loss (gain)on disposal of property and equipment	2	(5)
Amortization of deferred stock-based compensation expense	347	33
Non-cash stock-based compensation expenses	820	1,346
Changes in assets and liabilities:
Accounts receivable	(80)	56
Accounts receivable from related party	5	75
Prepaid expenses and other current assets	(320)	(301)
Inventories	112	80
Interest receivable from shareholders	(3)	(7)
Accounts payable and other accrued liabilities	542	(540)
Accrued compensation	316	23
Deferred rent	(43)	76
Deferred other income from related party	—	(250)
Leasehold improvement obligation	(91)	(87)
Interest payable to related party	673	673

Net cash used in operating activities	(5,843)	(5,337)

Investing activities:
Purchases of property and equipment	(505)	(784)
Proceeds from sale of equipment	5	16
Purchases of short-term investments	(22,643)	(9,078)
Proceeds from sales and maturities of short-term investments	9,100	14,577

Net cash (used in) provided by investing activities	(14,043)	4,731

Financing activities:
Proceeds from initial public offering of common stock, net of issuance costs	32,490	—
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	47	14
Repurchase of common stock	(6)	—

Net cash provided by financing activities	32,531	14

Net increase (decrease) in cash and cash equivalents	12,645	(592)
Cash and cash equivalents at beginning of period	1,951	2,225

Cash and cash equivalents at end of period	$14,596	$1,633

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2006
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
Basis of Presentation
     The accompanying unaudited condensed financial statements of Cardica, Inc. (“Cardica”, “the Company”, “we”, “our” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.
     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial statements have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2005 included in the Company’s Registration Statement filed on Form S-1, as amended, declared effective by the Securities and Exchange Commission on February 7, 2006 (File No. 333-129497).
Reverse Stock Split
     On December 12, 2005 the Board of Directors approved, and on January 6, 2006 the stockholders approved, a one-for-three reverse split of the Company’s issued or outstanding shares of common stock and preferred stock, and on January 9, 2006 the Company filed an amended and restated certificate of incorporation effecting the reverse split. All issued or outstanding common stock, preferred stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect this reverse stock split.
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
Available-for-Sale Securities
     The Company has classified its investments in marketable securities as available-for-sale. Such investments are reported at market value, and unrealized gains and losses, if any, are excluded from earnings and are reported in other comprehensive income (loss) as a separate component of stockholders’ equity until realized. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. The net realized gains on sales of available-for-sale securities were not material in any of the periods presented.
     Unrealized gains or losses on available-for-sale securities at March 31, 2006 and June 30, 2005 are classified as other comprehensive income or loss on the accompanying balance sheet.
     Available-for-sale securities at March 31, 2006 consisted primarily of auction rate preferred securities, corporate debt securities and debt instruments of the U.S. Government and its agencies. We restrict our exposure to any single corporate issuer by imposing concentration limits. The underlying contractual maturities of the auction rate securities and other debt securities are greater than one year. Although maturities may extend beyond one year, it is management’s intent that these securities will be used for current operations, and, therefore, such investments are classified as short-term.
Inventories
     Inventories are recorded at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market. The Company periodically assesses the recoverability of all inventories, including raw materials, work-in-process and finished goods, to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated realizable net value based on assumptions about future demand and market conditions.
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

Revenue Recognition
     Revenue is recognized upon shipment of product, provided title to the product has been transferred at the point of shipment. If title to the product transfers at the point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. Product revenue is recognized upon receipt of payments when collectibility is not probable. The Company does not require collateral from its customers. Amounts received in advance of meeting the revenue recognition criteria are recorded as deferred revenue. Customers have the right to return products that are defective. There are no other return rights. Revenue generated from development contracts is recognized upon acceptance of milestones by the customer. The Company includes shipping and handling costs in cost of product revenue.
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
     SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, with the following assumptions:

	Three months	Three months
	ended	ended
	March 31,	December 31,
	2006	2005
Risk-free interest rate	4.83%	4.14%
Dividend yield	0.00%	0.00%
Weighted-average expected life	6 years	6 years
Volatility	70%	70%
     Since the Company is a newly public entity with no historical data on volatility of its stock, the expected volatility used in fiscal 2006 is based on volatility of similar entities (referred to as “guideline”

companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded $116,000, or $0.02 per share, and $142,000, or $0.04 per share, in fair-value stock-based compensation expense in the three and nine month periods ended March 31, 2006, respectively. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The Company has recognized no such tax benefits to date.
     Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported (in thousands).

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

Cost of product revenue	$6	$—	$14	$—
Research and development	124	37	267	34
Selling, general and administrative	95	826	873	1,343

Total	$225	$863	$1,154	$1,377

     Prior to the initial public offering, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. The Company recorded deferred stock compensation net of cancellations due to terminated employees of $1.1 million for the period through November 3, 2005 (until the adoption of SFAS 123R), and $517,000 for the fiscal year ended June 30, 2005, in accordance with APB 25, and will amortize these amounts on a straight-line basis over the related vesting period of the options. The Company recorded employee stock compensation expense associated with the amortization of deferred stock compensation of $109,000 and $17,000 for the three months ended March 31, 2006 and 2005, respectively, and $349,000 and $33,000 for the nine months ended March 31, 2006 and 2005, respectively.
     The expected future amortization expense for deferred stock compensation as of March 31, 2006 is as follows (in thousands):
          Fiscal year ending June 30,

2006 (remaining)	$96
2007	377
2008	352
2009	308
2010	23

$1,156

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

Activity in our stock-based compensation plans:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available for	Number of	Price Per
	Grant	shares	Share
Balance at June 30, 2005	244,771	766,251	$2.16
Shares reserved (unaudited)	400,000	—	—
Options granted (unaudited)	(495,693)	495,693	6.34
Restricted stock awards (unaudited)	(23,333)	—	—
Options exercised (unaudited)	—	(25,935)	1.81
Options cancelled (unaudited)	80,864	(80,864)	2.33
Unvested stock options repurchased (unaudited)	4,618	—	—

Balance at March 31, 2006 (unaudited)	211,227	1,155,145	$3.96

     The following table summarizes information about options outstanding, vested and exercisable at March 31, 2006 (unaudited):

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable

$0.30 - $1.35	212,799	4.78	212,799
$2.25	167,808	7.00	122,114
$2.85	477,490	8.76	170,165
$8.00	177,150	9.99	132
$9.00 -$9.75	119,898	9.69	2,499

	1,155,145	8.06	507,709

NOTE 3 — NET LOSS PER COMMON SHARE
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and without consideration for potential common shares (in thousands, except per share data).

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005

Numerator:
Net loss	$(2,934)	$(3,238)	$(8,690)	$(7,132)

Denominator:
Weighted-average common shares outstanding	6,602	1,749	3,357	1,746
Less: Weighted-average unvested common shares subject to repurchase	(15)	(63)	(25)	(80)
Less: Vested common shares outstanding exercised with promissory notes subject to variable accounting	—	(278)	(129)	(269)

Denominator for basic and diluted net loss per share	6,587	1,408	3,203	1,397

Basic and diluted net loss per share	$(0.45)	$(2.30)	$(2.71)	$(5.11)

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Outstanding securities not included in historical diluted net loss per share calculation Convertible preferred stock	—	4,259	—	4,259
Options to purchase common stock	1,155	778	1,155	778
Vested common shares outstanding exercised with promissory notes subject to variable accounting	—	278	129	269
Unvested restricted shares	20	—	20	—
Warrants	157	157	157	157

Total	1,332	5,472	1,461	5,463

NOTE 4—COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.
     Comprehensive loss and its components for the three and nine-month periods ended March 31, 2006 and 2005 are as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2006	2005	2006	2005
Net loss	$(2,934)	$(3,238)	$(8,690)	$(7,132)
Change in unrealized loss on investments	(23)	—	(23)	—

Comprehensive loss	$(2,957)	$(3,238)	$(8,713)	$(7,132)

NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
The following is a summary of available-for-sale securities (in thousands):

	March 31, 2006
		Gross	Gross
		Unrealized	Unrealized
	Amortized Cost	Gains	Losses	Fair Value
Available-for-sale debt securities:
Corporate bonds	$2,836	$—	$(7)	$2,829
Auction rate preferred	5,500	—	—	5,500
Commercial paper	8,161	—	(6)	8,155
Federal agency bonds	4,046	—	(10)	4,036

Total	$20,543	—	$(23)	$20,520

     At June 30, 2005, all available-for-sale securities consisted of auction rate preferred securities and there were no gross unrealized gains or losses.
NOTE 6—INVENTORIES
Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2006	2005
Raw materials	$208	$280
Work in progress	88	194
Finished goods	118	52

	$414	$526

NOTE 7 —STOCKHOLDERS’ EQUITY (DEFICIT)
Settlement of Stockholder Notes
     In October 2005, the Company entered into agreements with three of its directors, including its chief executive officer and the chairman of the board, pursuant to which these directors agreed to tender to the Company shares of common stock owned by the directors, valued at $9.00 per share, in full payment of the principal and interest due under the outstanding promissory notes. An aggregate amount of 66,227 shares of common stock were exchanged to repay $572,000 of stockholder notes and $24,000 of accrued interest. The 66,227 shares are held by the Company as Treasury shares.
Initial Public Offering
     On February 8, 2006, the Company sold 3,500,000 shares of common stock in an initial public offering for aggregate gross proceeds of $35.0 million. After deducting the underwriters’ commissions and discounts, the Company received net proceeds of approximately $32.6 million. On February 27, 2006, the Company sold an additional 200,000 shares of its common stock to the underwriters pursuant to the exercise of the over-allotment option in part. The Company received aggregate gross proceeds of $2.0 million from the partial exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission, the Company received net proceeds of approximately $1.9 million. Upon completion of the initial public offering all 4,254,216 shares of convertible preferred stock converted into common stock on a one-for-one basis.
2005 Equity Incentive Plan
     The Company adopted the 2005 Equity Incentive Plan in October 2005, and as of February 2006 reserved 400,000 shares of common stock for future issuance under the plan. This plan became effective upon the effective date of the Company’s initial public offering, February 7, 2006.
NOTE 8 — COMMITMENTS AND CONTINGENCIES
Legal matters
     On March 16, 2006, the Company received notice that the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office (the “Patent Appeals Board”) declared an interference between the Company’s U.S. Patent No 6,391,038 (which relates to the Company’s C-Port system) and a pending U.S. Patent Application 10/243,543, which patent application has been assigned to Integrated Vascular Interventional Technologies, LLC (“IVIT”).
     An interference is a proceeding within the U.S. Patent and Trademark Office to determine priority of invention of the subject matter of patent claims. The declaration of interference is made by the Patent Appeals Board only after claims in a patent application are deemed allowable but for the interfering subject matter (in this case our issued patent) and a determination that interfering subject matter exists. The declaration of interference initiates an adversarial proceeding in the U. S. Patent and Trademark Office before the Patent Appeals Board. The proceeding will involve issues including but not limited to whether an interference proceeding is appropriate, whether the involved claims of the parties are patentable and which party was first to invent the interfering subject matter.
     The Company will vigorously defend its patents against such claim of interference, although there can be no assurance that the Company will succeed in doing so. The Company believes that if IVIT’s patent claims are allowed in their present form, the Company’s products would not infringe such claims. There can be no assurance that IVIT’s patent claims, if allowed, will be in their present form, or that the Company’s products would not be found to infringe such claims or any other claims that are issued.
NOTE 9 — SUBSEQUENT EVENTS
     On May 8, 2006, the Company announced the successful completion of the second development milestone for the X-Port(TM) Vascular Access Closure Device, which it is developing with Cook Incorporated. The Company will receive a $500,000 payment from Cook which will be recorded as Development revenue in the three months ended June 30, 2006.

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
Overview
     We design and manufacture proprietary automated anastomotic systems used by surgeons to perform coronary bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond closed or narrowed portions of coronary arteries, “bypassing” the occluded portion of the coronary artery that is impairing blood flow to the heart muscle. Our products provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. We currently sell our C-Port® Distal Anastomosis System, or C-Port system, in Europe and in the United States. We submitted a 510(k) application for the C-Port xA, an iteration of the C-Port system, to the U.S. Food and Drug Administration, or FDA, in December 2005. We currently sell our PAS-Port® Proximal Anastomosis System, or the PAS-Port system, in Europe and Japan, and we expect to initiate a clinical trial of this system in the U.S. and Europe by the end of June 2006. Our strategy is to further enhance and leverage our technology to develop next-iteration automated anastomotic systems that facilitate the performance of minimally invasive endoscopic coronary bypass surgery, as well as automated systems to be used in other surgical applications.
     In December 2005, we entered into a license, development and commercialization agreement with Cook Incorporated, or Cook, relating to development of our X-Port™ Vascular Access Closure Device, or X-Port, a product candidate of ours that we are currently studying in preclinical animal model studies. Under the agreement, we will develop the X-Port with Cook, and Cook will have exclusive commercialization rights to market the product for medical procedures anywhere in the body. We received and recognized in development revenue an initial payment of $500,000 from Cook during the three months ended March 31, 2006, after completion to Cook’s satisfaction of certain milestones under a development plan. Cook will pay us up to a total of an additional $1.5 million in future milestone payments upon achievement of the remaining development milestones under the development agreement. We also will receive a royalty based on Cook’s annual worldwide sales of the X-Port.
     Guidant Investment Corporation, referred to as Guidant Investment, in August 2003 extended a line of credit to us for $10.3 million. We have drawn down this line of credit and, as of March 31, 2006, had a long-term loan of $10.3 million and $2.1 million of accrued interest outstanding to Guidant Investment, due in August 2008. Interest of 8.75% per year accrues during the life of the loan and is due at maturity. Guidant Corporation, referred to as Guidant, is an affiliate of Guidant Investment and distributed our products in Europe under a distribution agreement that was signed in May 2003, amended in January 2004 and terminated in September 2004. In addition, we entered into a development and supply agreement with Guidant to develop an aortic cutter for Guidant’s Heartstring product, and we manufactured the first 10,000 aortic cutters. Guidant has outsourced future production of the aortic cutter to a third-party contract manufacturer, and we will receive a modest royalty for each unit sold in the future, but no longer manufacture the aortic cutter.
     We manufacture the C-Port and PAS-Port systems with parts and components supplied by vendors, which we then assemble, test and package. For the nine months ended March 31, 2006, we generated net revenue of $1.2 million and incurred a net loss of $8.7 million. As of March 31, 2006, our accumulated deficit was $56.7 million. Since our inception, we have not been profitable. We expect to continue to incur net losses for the foreseeable future.
Critical Accounting Policies and Significant Judgments and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenue and expenses, and disclosures of contingent assets and liabilities at the date of the financial statements. On a periodic basis, we evaluate our estimates, including those related to accounts receivable, inventories and stock-based compensation. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ materially from those estimates under different assumptions or conditions.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
     Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.
     Revenue generated from development contracts is recognized upon acceptance of milestones by the customer.
     In December 2003, we entered into a Development and Supply Agreement with Guidant Corporation for the development and commercialization of an aortic cutter. We received advance payments which were classified as deferred revenues-related party on the balance sheet until such time that we commenced development activities under the agreement. We recognized revenues as determined by our performance under the agreement.
     Inventory. We state our inventories at the lower of cost (which approximates actual cost on a first-in, first-out basis) or market, computed on a standard cost basis, (which approximates actual cost on a first-in, first-out basis) with market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated market value. Inventory write-downs are charged to cost of revenue and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.
     Clinical Trial Accounting. Clinical trial costs are a component of research and development expenses and include fees paid to participating hospitals and other service providers that conduct clinical trial activities with patients on our behalf and clinical trial insurance. The various costs of the trial are contractually based on the nature of the services, and we accrue the costs as the services are provided. Accrued costs are based on estimates of the work completed under the service agreements, patient enrollment and past experience with similar contracts. Our estimate of the work completed and associated costs to be accrued include our assessment of information received from our third-party service providers and the overall status of our clinical trial activities. If we have incomplete or inaccurate information, we may underestimate costs associated with various trials at a given point in time. Although our experience in estimating these costs is limited, the differences between accrued expenses based on our estimates and actual expenses have not been material to date.
     Stock-Based Compensation. During the three months ended December 31, 2005, upon filing our initial Registration Statement on Form S-1, we adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. Total compensation expense related to unvested awards not yet recognized is approximately $1.4 million at March 31, 2006 and is expected to be recognized over the next 47 months.
     Prior to the adoption of SFAS 123R in the quarter ended December 31, 2005, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and Financial Accounting Standard Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. Upon adoption of SFAS 123R we apply the “prospective method” under which we continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as we had accounted for prior to adoption, that is, we would continue to apply Opinion 25 in future periods to equity awards outstanding at the date we adopted SFAS 123R. Total unamortized deferred stock-based compensation at March 31, 2006 is approximately $1.2 million We expect to record aggregate amortization of stock-based compensation expenses of $96,000 for the remainder of fiscal year 2006, $377,000 in fiscal year 2007, $352,000 in fiscal year 2008, $308,000 in fiscal year 2009 and $23,000 in fiscal year 2010.
Results of Operations
Comparison of the three months ended March 31, 2006 and 2005
     Net Revenue. Total net revenue increased by $434,000, or 118%, to $803,000 for the three month period ended March 31, 2006 compared to $369,000 for the three month period ended March 31, 2005. Product revenue increased by $63,000, or 28%, to $290,000 for the three month period ended March 31, 2006 compared to $227,000 for the three month period ended March 31, 2005. The increase in product revenue for the three months ended March 31, 2006 reflected the launch of the C-Port system in the United States, offset in part by lower sales of the PAS-Port system.
     Development revenue of $500,000 for the three month period ended March 31, 2006 was comprised of the payment from Cook for the achievement of the first milestone in the development of the X-Port Vascular Access Closure Device. The achievement of the milestone was based upon the completion to Cook’s satisfaction of certain deliverables under the development agreement.

     There was no related party product revenue for the three month period ended March 31, 2006 compared to $142,000 for the three month period ended March 31, 2005, reflecting the prior completion in November 2004 of our development contract with Guidant. Royalty revenue totaled $13,000 for the three months ended March 31, 2006 for sales of the aortic cutter by Guidant.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue decreased $301,000, or 41%, to $434,000 for the three month period ended March 31, 2006 compared to $735,000 for the three month period ended March 31, 2005. The decrease in costs in the three months ended March 31, 2006 was primarily attributable to the cessation of sales of the aortic cutter to Guidant, offset in part by initial sales of the C-Port system in the United States. In addition, the costs in the three month period ended March 31, 2005 included inventory write-offs of $115,000 for excess C-Port systems built for Guidant under the distribution agreement that was terminated in September 2004.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $389,000, or 28%, to $1.8 million for the three month period ended March 31, 2006 compared to $1.4 million for the three month period ended March 31, 2005. The increase in costs for the three months ended March 31, 2006 was attributable to higher expenses for the C-Port xA and X-Port programs, and non-cash stock compensation charges, offset in part by lower consulting expenses as a result of hiring on July 1, 2005 of a Vice-President of Research and Development who had previously been a consultant. We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical studies for the PAS-Port system, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $203,000, or 16%, to $1.5 million for the three month period ended March 31, 2006 compared to $1.3 million for the three month period ended March 31, 2005. The increase in expenses in the three months ended March 31, 2006 was attributable to higher salaries and benefit expenses as a result of initiating a field sales force in the United States to sell the C-Port system and higher consulting and professional service expenses to support the requirements of being a public company, offset in part by a decrease of $731,000 in non-cash stock-based compensation expenses.
     During the three-month period ended March 31, 2005, we recorded $822,000 in non-cash stock-based compensation expense related to previously outstanding loans to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. These loans were repaid with common stock in October 2005. We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and build our corporate infrastructure to support the requirements of being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Interest Income. Interest income increased $165,000, or 209%, to $244,000 for the three month period ended March 31, 2006 compared to $79,000 for the three month period ended March 31, 2005. The increase in interest income for the three month period ended March 31, 2006 was primarily due to higher cash and short-term investment balances available for investing as a result of the initial public offering in February 2006 and higher overall market interest rates during the period.
     Interest Expense. Interest expense was $258,000 for both three month periods ended March 31, 2006 and 2005. Interest expense costs are associated with the $13.3 million of long-term debt.
     Other Income (Expense). Other income of $1,000 for the three months ended March 31, 2006 consisted of foreign currency exchange differences for accounts receivable collected in local currency versus the U.S. dollar. Other income of $5,000 for the three months ended March 31, 2005 consisted of a gain on the sale of obsolete capital equipment.

Comparison of the nine months ended March 31, 2006 and 2005
     Net Revenue. Total net revenue decreased $670,000, or 36%, to $1.2 million for the nine month period ended March 31, 2006 compared to $1.8 million for the nine month period ended March 31, 2005. The decrease in net revenue for the nine month period ended March 31, 2006 was primarily attributable to a decrease of product revenue from Guidant, a related party, of $979,000 due to the cessation of aortic cutter sales of $355,000 and $510,000 recognized as the difference between the minimum contractual purchases due from Guidant and actual purchases through the date the distribution agreement that was terminated in September 2004.
     Development revenue of $500,000 for the nine month period ended March 31, 2006 is comprised of the payment from Cook for the achievement of the first milestone in the development of the X-Port Vascular Access Closure Device. The achievement of the milestone was based on the completion to Cook’s satisfaction of certain deliverables under the development agreement.
     Product revenues increased by $106,000, or 19%, to $650,000 for the nine month period ended March 31, 2006 compared to $544,000 for the nine month period ended March 31, 2005. The increase in product revenue for the nine month period ended March 31, 2006 reflected the launch of the C-Port system in the United States and higher sales of the PAS-Port in Italy, offset in part by lower sales of the PAS-Port system to our distributor in Japan.
     During the nine months ended March 31, 2005, we recognized development revenue from Guidant of $310,000, based on the development and supply agreement that called for us to develop and manufacture an aortic cutter. We do not anticipate receiving any additional development revenue from Guidant. Future production of the aortic cutter has been outsourced by Guidant to a third-party manufacturer, and we will not receive any future revenue from Guidant for the manufacture of the aortic cutter. We will receive a modest royalty quarterly for each aortic cutter sold in the future, but we do not expect royalties received for sales of the aortic cutter to contribute significantly to our revenue for the foreseeable future.
     Cost of Product Revenue. Cost of product revenue decreased $639,000, or 33%, to $1.3 million for the nine months ended March 31, 2006 compared to $1.9 million for the nine months ended March 31, 2005. The decrease in costs in the nine months ended March 31, 2006 was primarily attributable to the cessation of sales of the aortic cutter, the allocation of manufacturing costs to research and development expense for the completion of prototype systems for the PAS-Port program and clinical trial systems for the C-Port xA program, offset in part by inventory write-offs of $211,000 for an obsolete version of the PAS-Port system. To the extent that sales of PAS-Port and C-Port products do not increase to offset the loss of sales of aortic cutters, our manufacturing overhead will need to be allocated across lower sales unit volumes.
     Research and Development Expense. Research and development expenses increased $354,000, or 8%, to $4.5 million for the nine months ended March 31, 2006 from $4.2 million for the nine months ended March 31, 2005. During the nine months ended March 31, 2006, increases in non-cash stock based compensation expense, product development expenses for the C-Port xA and X-Port programs and clinical expenses for the C-Port xA, were offset by a decrease in expenses for the PAS-Port program. We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical studies for the PAS-Port system, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $1.1 million, or 41%, to $3.7 million for the nine months ended March 31, 2006 compared to $2.6 million for the nine months ended March 31, 2005.
     The increase in expenses in the nine months ended March 31, 2006 were attributable to higher salaries and benefit expenses as a result of initiating a field sales force in the U.S. to sell the C-Port system, higher consulting and professional service expenses to support the requirements of being a public company, offset by a decrease of $471,000 in non-cash stock based compensation charges.

     During the nine months ended March 31, 2005, we recorded $1.3 million in non-cash stock-based compensation expense related to previously outstanding loans to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. These loans were repaid with common stock in October 2005. We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and build our corporate infrastructure to support the requirements of being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Interest Income. Interest income increased $152,000, or 67%, to $379,000 for nine month period ended March 31, 2006 compared to $227,000 for the nine month period ended March 31, 2005. The increase in interest income for the nine months ended March 31, 2006 is primarily attributable to higher cash and short-term investment balances available for investing as a result of the initial public offering in February 2006 and higher overall market interest rates during the period.
     Interest Expense. Interest expense was $786,000 for the nine-month periods ended March 31, 2006 and 2005. Interest expense costs were associated with $13.3 million of long-term debt.
     Other Income (Expense). Other expense of $4,000 for the nine months ended March 31, 2006 consisted of losses on the disposition of fixed assets and foreign currency exchange differences for accounts receivable collected in local currencies versus the U.S. dollar. Other income for the nine months ended March 31, 2005 consisted primarily of a payment of $250,000 from Guidant as a strategic agreement fee.
Liquidity and Capital Resources
     As of March 31, 2006, our accumulated deficit was $56.7 million. We currently invest our cash and cash equivalents in large money market funds and our short-term investments primarily in debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Until February 2006, we had financed our operations primarily through private sales of convertible preferred stock resulting in aggregate net proceeds of $38.9 million and from long-term notes payable of $13.3 million. In February 2006, we sold 3,700,000 shares of common stock in an initial public offering for net proceeds of $32.5 million.
     As of March 31, 2006, except for operating leases, we did not have any off-balance sheet liabilities. We had cash, cash equivalents and short-term investments of $35.1 million as of March 31, 2006.
     The following table discloses aggregate information, as of March 31, 2006, about our contractual obligations and the periods in which payments are due:

				More than
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3 Years
	(in thousands)
Operating lease – real estate	$1,090	$418	$672	$—
Sponsored research agreement	24	24	—	—
Subordinated convertible notes payable, including interest	3,358	150	3,208	—
Notes payable and accrued interest	14,496	—	14,496	—

Total	$18,968	$592	$18,376	$—

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
     The notes payable and accrued interest are for a loan agreement with Guidant Investment with principal of $10.3 million and accrued interest as of March 31, 2006 of $2.1 million and future interest of $2.1 million at maturity. The notes bear interest at the rate of 8.75% per year and principal and all accrued interest are due in August 2008. The holder of the notes has a first priority security interest in all our personal property and assets, including intellectual property.
Summary liquidity and cash flow data is as follows:

	Nine months ended
	March 31,
	2006	2005
	(in thousands)
Net cash used in operating activities	$(5,843)	$(5,337)
Net cash (used in) provided by investing activities	(14,043)	4,731
Net cash provided by financing activities	32,531	14
     Net cash used in operating activities for the nine-months ended March 31, 2006 and 2005 was $5.8 million and $5.3 million, respectively. The use of cash for the nine-months ended March 31, 2006 was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, offset by increases in accounts payable and other accrued liabilities for initial public offering costs, accrued compensation for management bonuses and non-current liabilities as a result of $673,000 of interest payable on the note to Guidant Investment. The use of cash for the nine-months ended March 31, 2005 was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, offset by an increase in non-current liabilities as a result of $673,000 of interest payable on the note to Guidant Investment.
     Net cash used in investing activities totaled $14.0 million in the nine months ended March 31, 2006, compared to net cash provided by investing activities of $4.7 million in the same period in 2005. Net cash used in investing activities represent purchases, sales and maturities of investments and purchases of property and equipment. The increase in net cash used in investing activities for the nine months ended March 31, 2006 was related to purchases of investments subsequent to the receipt of $32.5 million in net proceeds from our initial public offering in February 2006. Purchases of property and equipment were $505,000 and $784,000 million in the nine months ended March 31, 2006 and 2005, respectively. The decrease in purchases in 2006 of property and equipment primarily related to lower expenditures for molds and tooling used to make the our products.
     Net cash provided by financing activities for the nine-months ended March 31, 2006 was $32.5 million compared to $14,000 for the same period in 2005. Net cash provided by financing activities in 2006 primarily related to net proceeds of $32.5 million received from the sale of the our common stock in our initial public offering completed in February 2006.
     Our future capital requirements depend upon numerous factors. These factors include but are not limited to the following:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights;

•	costs of developing marketing and distribution capabilities;

•	the extent of our ongoing research and development programs;

•	the progress of clinical trials; and

•	the effects of competing technological and market developments.
     We believe that our current cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 18 months. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. Additional financing may not be available at all, or in amounts or upon terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our excess cash in money market funds, auction rate preferred securities and debt instruments of the U.S. Government and its agencies, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2006.
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
     During the review of our interim financial results for the three and six months ended December 31, 2005, our independent registered public accounting firm identified significant adjustments to our financial statements as part of their quarterly review procedures. These adjustments were the result of the continued lack of adequate review and approval procedures relating primarily to expense cut-offs. These adjustments were corrected prior to the issuance of our financial statements for the three and six months ended December 31, 2005. In January 2006, we hired a Corporate Controller with substantial technical accounting experience to improve the effectiveness of our internal controls and immediately address our financial operations and reporting deficiencies. We believe we are making progress in remediating the conditions noted as causing the material weakness described above.
     Other than as described above, there has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected or is likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On March 16, 2006, we received notice that the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office (the “Patent Appeals Board”) declared an interference between our U.S. Patent No 6,391,038 (which relates to our C-Port system) and a pending U.S. Patent Application 10/243,543, which patent application has been assigned to Integrated Vascular Interventional Technologies, LLC (“IVIT”).
     An interference is a proceeding within the U.S. Patent and Trademark Office to determine priority of invention of the subject matter of patent claims. The declaration of interference is made by the Patent Appeals Board only after claims in a patent application are deemed allowable but for the interfering subject matter (in this case our issued patent) and a determination that interfering subject matter exists. The declaration of interference initiates an adversarial proceeding in the U. S. Patent and Trademark Office before the Patent Appeals Board. The proceeding will involve issues including but not limited to whether an interference proceeding is appropriate, whether the involved claims of the parties are patentable and which party was first to invent the interfering subject matter.
     We will vigorously defend our patents against such claim of interference, although there can be no assurance that we will succeed in doing so. We continue to believe that if IVIT’s patent claims are allowed in their present form, our products would not infringe such claims. There can be no assurance that IVIT’s patent claims, if allowed, will be in their present form, or that our products would not be found to infringe such claims or any other claims that are issued.
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
     We have expended significant time, money and effort in the development of our current products, the C-Port System, and the PAS-Port System While we have regulatory approval for commercial sale of our C-Port system in the United States and in the European Union and of our PAS-Port system in the European Union and Japan, we do not have clearance or approval in the United States for the PAS-Port system, later iterations of the C-Port system or any other product. While we believe most of our revenue in the near future will be derived from the sales and distribution of the C-Port system, we anticipate that our ability to increase our revenue in the longer term will depend on the regulatory clearance or approval and commercialization of the PAS-Port system and later iterations of the C-Port system in the United States.
     If we are not successful in commercializing our C-Port system or obtaining U.S. Food and Drug Administration, or FDA, clearance or approval of either our later iterations of the C-Port system or the current iteration of the PAS-Port system, or if FDA clearance or approval of any of our products is significantly delayed, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port system in the United States in January 2006, but sales may not meet our expectations. Although we have other products under development, we may never obtain regulatory clearance or approval of those devices. We may be required to spend significant amounts of capital or time to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of time and money to obtain FDA clearance or approval and foreign regulatory approval. Imposition of any of these requirements could substantially delay or preclude us from marketing our products in the United States or foreign countries.
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
     We derive virtually all of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three and nine months ended March 31, 2006, sales to Century accounted for approximately 49% and 67%, respectively, of our total product revenue. We expect that Century will continue to account for a substantial portion of our revenue in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
     As of March 31, 2006, we had 54 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
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
     On March 16, 2006, we received notice that the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office (the “Patent Appeals Board”) declared an interference between our U.S. Patent No 6,391,038 (which relates to our C-Port system) and a pending U.S. Patent Application 10/243,543, which patent application has been assigned to Integrated Vascular Interventional Technologies, LLC (“IVIT”). An interference is a proceeding within the U.S. Patent and Trademark Office to determine priority of invention of the subject matter of patent claims. The declaration of interference is made by the Patent Appeals Board only after claims in a patent application are deemed allowable but for the interfering subject matter (in this case our issued patent) and a determination that interfering subject matter exists. The declaration of interference initiates an adversarial proceeding in the U. S. Patent and Trademark Office before the Patent Appeals Board. The proceeding will involve issues including but not limited to whether an interference proceeding is appropriate, whether the involved claims of the parties are patentable and which party was first to invent the interfering subject matter. We will vigorously defend our patents against such claim of interference, although there can be no assurance that we will succeed in doing so. There can be no assurance that IVIT’s patent claims, if allowed, will be in their present form, or that our products would not be found to infringe such claims or any other claims that are issued.
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
     We incurred net losses since our inception in October 1997. As of March 31, 2006, our accumulated deficit was approximately $56.7 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including the successful commercial launch of our C-Port system in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and the PAS-Port system in Japan in 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.
     Our cost of product revenue was 198% and 125% of our net product revenue for the nine-month periods ending March 31, 2006 and 2005, respectively. We expect to continue to have high costs of product revenue for the foreseeable future. In addition, we expect that our operating expenses will increase as we commence our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
     For the fiscal year ended June 30, 2005, sales of our products and development activities generated only $2.1 million of revenue, 65% of which was from Guidant. For the fiscal year ended June 30, 2004, sales of our products and development activities generated only $0.8 million of revenue, 75% of which was from Guidant. Our distribution and development agreements with Guidant have terminated. For the three-months ended March 31, 2006, Guidant generated no revenue for us. We do not expect to enter into future development contracts with Guidant. Accordingly, we do not anticipate any future revenue from development contracts with Guidant. As Guidant outsourced the manufacture of the aortic cutter to a contract manufacturing company, we ceased manufacturing the aortic cutter. While we receive a modest royalty from Guidant’s sales of the aortic cutter, we do not anticipate any significant future revenue from this royalty.
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
     Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least the next 18 months. Because we do not anticipate that we will generate significant product revenue for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our future liquidity and capital requirements will depend upon, and could increase significantly as a result of, numerous factors, including:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights;

•	the costs of developing marketing and distribution capabilities;

•	the extent of our ongoing research and development programs;

•	the progress of clinical trials; and

•	effects of competing technological and market developments.
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
     As of March 31, 2006, we had an aggregate principal amount of approximately $13.3 million in long-term notes payable to Century and Guidant Investment Corporation that mature in 2008. The accrued interest under the Guidant note due at maturity in 2008 will be $4.2 million, of which $2.1 million was recorded as of March 31, 2006. This substantial indebtedness has and will continue to impact us by:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
     From January 1, 2006 through March 31, 2006, we sold and issued the following unregistered securities:
     1. During this period, options to purchase an aggregate of 8,287 shares of our common stock were cancelled without being exercised. We had stock option exercised for an aggregate of 7,660 shares during this period.
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
Use of Proceeds
     Our Registration Statement on Form S-1 (Reg. No. 333-129497), as amended, relating to our initial public offering became effective February 2, 2006, and the offering commenced on February 3, 2006. We filed a Post-Effective Amendment No. 1 on February 6, 2006, which became effective on February 7, 2006. A.G Edwards & Sons, Inc. and Allen & Company LLC acted as lead managing underwriters for the offering and Montgomery & Co., LLC acted as co-managing underwriter for the offering.
     We sold 3,700,000 shares of our common stock in our initial public offering, including 200,000 shares sold pursuant to the partial exercise of the underwriters’ over-allotment option. The net proceeds to us were approximately $32.5 million, after deducting underwriting discounts and offering expenses.
     Costs incurred in connection with issuance and distribution of the securities registered were as follows:
•	Underwriting discounts and commissions – $2.6 million

•	Other costs - $1.9 million

•	Total costs - $4.5 million
     We completed our initial public offering on February 8, 2006. None of the proceeds of the offering had been used as of March 31, 2006. However, of the net proceeds from the offering and existing cash, we expect to use:
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     In the fiscal quarter ended March 31, 2006, we submitted only one matter to our stockholders for their approval. On January 6, 2006, our stockholders approved an amendment to a previously-approved Amended and Restated Certificate of Incorporation, which amendment corrected several scriveners’ errors therein. We did not receive a written consent from each stockholder. As of the record date for taking such action, we had 5,949,337 shares of common stock outstanding (on an as-if-converted basis), and the holders of 3,728,297 shares of common stock outstanding (on an as-if-converted basis) consented to the approval of such amendment.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
The exhibits listed on the accompanying index to exhibits are filed or incorporated by reference (as stated therein) as part of this Quarterly Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.

Date: May 8, 2006	/s/ Bernard A. Hausen

Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief
Medical Officer and Director
(Principal Executive Officer)

Date: May 8, 2006	/s/ Robert Y. Newell

Robert Y. Newell
Vice President, Finance & Operations and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. (filed as exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference)

3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference)

4.1	Warrant dated March 17, 2000 exercisable for 36,810 shares of common stock (on a pre-split basis). †

4.2	Warrant dated July 5, 2001 exercisable for 31,251 shares of common stock (on a pre-split basis). †

4.3	Warrant dated July 5, 2001 exercisable for 124,999 shares of common stock (on a pre-split basis). †

4.4	Warrant dated June 13, 2002 exercisable for 96,439 shares of common stock (on a pre-split basis). †

4.5	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis). †

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as the like-numbered exhibits to the Company’s Registration statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.