Form 10-Q
period 2006-09-30
CARDICA INC
filed 2006-11-08
CIK 1178104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     On November 8, 2006, there were 11,248,243 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	June 30,
	2006	2006
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$4,763	$4,102
Short-term investments	23,873	27,978
Accounts receivable	143	164
Inventories	652	432
Prepaid expenses and other current assets	471	571

Total current assets	29,902	33,247
Property and equipment, net	1,321	1,401
Restricted cash	510	510

Total assets	$31,733	$35,158

Liabilities, convertible preferred stock and stockholders’ equity
Current liabilities:
Accounts payable	$573	$629
Accrued compensation	239	236
Other accrued liabilities	364	565
Current portion of leasehold improvement obligation	122	122
Deferred rent	98	93

Total current liabilities	1,396	1,645

Deferred rent	94	120
Notes payable to related party	10,250	10,250
Interest payable to related party	2,559	2,333
Subordinated note	3,000	3,000
Leasehold improvement obligation	102	133

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	10	10
Additional paid-in capital	79,924	79,843
Treasury stock at cost	(596)	(596)
Deferred stock compensation	(911)	(1,029)
Receivable from stock option exercises	—	(79)
Accumulated other comprehensive loss	(29)	(47)
Accumulated deficit	(64,066)	(60,425)

Total stockholders’ equity	14,332	17,677

Total liabilities and stockholders’ equity	$31,733	$35,158

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended
	September 30,
	2006	2005
Net revenue:
Product revenue, net	$458	$161
Product and royalty revenue from related party	13	7

Total net revenue	471	168

Operating costs and expenses:
Cost of product revenue	679	627
Research and development	1,488	1,166
Selling, general and administrative	2,070	1,223

Total operating costs and expenses	4,237	3,016

Loss from operations	(3,766)	(2,848)

Interest income	389	72
Interest expense (includes related party interest expense of $226 for the three months ended September 30, 2006 and 2005)	(264)	(264)
Other expense, net	—	(4)

Net loss	$(3,641)	$(3,044)

Basic and diluted net loss per share	$(0.37)	$(2.13)

Shares used in computing basic and diluted net loss per share	9,778	1,430

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	September 30,
	2006	2005
Operating activities:
Net loss	$(3,641)	$(3,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	186	203
Loss on disposal of property and equipment	—	3
Stock-based compensation expenses	148	729
Changes in assets and liabilities:
Accounts receivable	21	(62)
Accounts receivable from related party	—	2
Prepaid expenses and other current assets	100	(76)
Inventories	(220)	196
Interest receivable from shareholders	—	(2)
Accounts payable and other accrued liabilities	(252)	19
Accrued compensation	3	3
Deferred rent	(21)	(5)
Leasehold improvement obligation	(31)	(30)
Interest payable to related party	226	226

Net cash used in operating activities	(3,481)	(1,838)

Investing activities:
Purchases of property and equipment	(106)	(21)
Proceeds from sale of equipment	—	3
Purchases of short-term investments	(4,421)	(1,000)
Proceeds from sales and maturities of short-term investments	8,544	2,000

Net cash provided by investing activities	4,017	982

Financing activities:
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	46	14
Proceeds from payment of receivable from stock option exercises	79	—
Repurchase of common stock	—	(6)

Net cash provided by financing activities	125	8

Net increase (decrease) in cash and cash equivalents	661	(848)
Cash and cash equivalents at beginning of period	4,102	1,951

Cash and cash equivalents at end of period	$4,763	$1,103

     See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2006
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
     Cardica, Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company designs, manufactures and markets proprietary automated anastomotic systems used in surgical procedures. The Company’s first product, the PAS-Port system, received the CE Mark for sales in Europe in March 2003, and regulatory approval for sales in Japan in January 2004. The Company’s second product, the C-Port system, received the CE Mark for sales in Europe in April 2004 and 510(k) clearance in the United States in November 2005.
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
     The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2006 filed on Form 10-K with the Securities and Exchange Commission on September 14, 2006.
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
New Accounting Standard
     In September 2006, the SEC Staff published Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors’ effect on the statements of operations as well as the balance sheets. SAB 108 does not change the requirements under SAB 99 regarding qualitative considerations in assessing the materiality of misstatements. The Company will adopt SAB 108 in the fourth quarter of fiscal 2007. The Company is currently evaluating the impact on its financial statements from the adoption of this guidance.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company as of July 1, 2008. The Company is currently evaluating the impact this statement will have on its consolidated financial statements
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of July 1, 2007. The Company is currently evaluating the impact this statement will have on its consolidated financial statements.
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
     Unrealized gains or losses on available-for-sale securities at September 30, 2006 and June 30, 2006 are classified as accumulated other comprehensive loss on the accompanying balance sheet.
     Available-for-sale securities at September 30, 2006 consisted primarily of auction rate preferred securities, corporate debt securities and debt instruments of the U.S. Government and its agencies. We restrict our exposure to any single corporate issuer by imposing concentration limits. The underlying contractual maturities of the auction rate securities and other debt securities are greater than one year. Although maturities may extend beyond one year, it is management’s intent that these securities will be used for current operations, and, therefore, such investments are classified as short-term.
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
NOTE 2 — STOCK-BASED COMPENSATION
     On November 4, 2005, upon filing of the initial Registration Statement on Form S-1, the Company adopted Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payments, which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Upon adoption of SFAS 123R, the Company elected to recognize compensation expense using the graded method. Prior to the adoption of SFAS 123R in the second quarter of fiscal year 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and Financial Accounting Standard Board (FASB) Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. The Company adopted SFAS 123R applying the “prospective method” under which it would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply Opinion 25 in future periods to equity awards outstanding at the date it adopted SFAS 123R.
     SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, and used the following assumptions for awards granted during the three months ended September 30, 2006:

Three months
ended
September 30,
2006
Risk-free interest rate	4.9%
Dividend yield	0.00%
Weighted-average expected life	6 years
Volatility	70%
     Since the Company is a newly public entity with no historical data on volatility of its stock, the expected volatility used in fiscal 2007 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded $54,000, or $0.01 per share, in fair-value stock-based compensation expense in the three months ended September 30, 2006. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The Company has recognized no such tax benefits to date.
     Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported (in thousands).

	Three months ended
	September 30,
	2006	2005
Cost of product revenue	$17	$4
Research and development	(68)	75
Selling, general and administrative	199	650

Total	$148	$729

     The Company recorded employee stock compensation expense associated with the amortization of deferred stock compensation of $93,000 and $108,000 for the three months ended September 30, 2006 and 2005, respectively.
     The expected future amortization expense for deferred stock compensation as of September 30, 2006 is as follows (in thousands):

Fiscal year ending June 30,

2007 (remaining)	$266
2008	333
2009	290
2010	22

$911

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
Activity in our stock-based compensation plans:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available for	Number of	Price Per
	Grant	shares	Share
Balance at June 30, 2006	242,847	1,017,739	$4.32
Options granted (unaudited)	(49,433)	49,433	6.15
Options exercised (unaudited)	—	(19,860)	2.31
Options forfeited (unaudited)	78,535	(78,535)	8.98
Balance at September 30, 2006 (unaudited)	271,949	968,777	$4.08

     The following table summarizes information about options outstanding, vested and exercisable at September 30, 2006 (unaudited):

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$0.30 - $1.35	109,579	4.09	109,579
$2.25	137,278	6.52	114,909
$2.85	434,233	8.30	198,040
$4.53 - $7.45	60,733	9.78	464
$8.00	173,893	9.49	15,790
$9.00 -$9.75	53,061	9.17	5,832

Total outstanding	968,777	7.92	444,614

Options vested and expected to vest	838,628	7.71

NOTE 3 — NET LOSS PER COMMON SHARE
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and without consideration for potential common shares (in thousands, except per share data).

	Three months ended
	September 30,
	2006	2005
Numerator:
Net loss	$(3,641)	$(3,044)

Denominator:
Weighted-average common shares outstanding	9,807	1,753
Less: Weighted-average unvested common shares subject to repurchase	(9)	(35)
Less: Unvested restricted shares	(20)	—
Less: Vested common shares outstanding exercised with promissory notes subject to variable accounting	—	(288)

Denominator for basic and diluted net loss per share	9,778	1,430

Basic and diluted net loss per share	$(0.37)	$(2.13)

Outstanding securities not included in historical diluted net loss per share calculation
Convertible preferred stock	—	4,259
Options to purchase common stock	969	900
Vested common shares outstanding exercised with promissory notes subject to variable accounting	—	288
Unvested restricted shares	20	—
Warrants	157	157

Total	1,146	5,604

NOTE 4—COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.
     Comprehensive loss and its components for the three month periods ended September 30, 2006 and 2005 are as follows (in thousands):

	Three months ended
	September 31,
	2006	2005
Net loss	$(3,641)	$(3,044)
Change in unrealized loss on investments	18	—

Comprehensive loss	$(3,623)	$(3,044)

NOTE 5 —SHORT-TERM INVESTMENTS
     The following is a summary of available-for-sale securities (in thousands):

	September 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate bonds	$4,484	$—	$(29)	$4,455
Auction rate preferred	7,000	—	—	7,000
Commercial paper	5,629	10	(2)	5,637
Federal agency bonds	6,789	—	(8)	6,781

Total	$23,902	$10	$(39)	$23,873

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate bonds	$3,838	$—	$(11)	$3,827
Auction rate preferred	9,000	—	—	9,000
Commercial paper	8,413	—	(9)	8,404
Federal agency bonds	6,774	—	(27)	6,747

Total	$28,025	$—	$(47)	$27,978

NOTE 6—INVENTORIES
     Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2006	2006
Raw materials	$237	$122
Work in progress	87	155
Finished goods	328	155

	$652	$432

NOTE 7 — LEGAL MATTERS
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
NOTE 8 — SUBSEQUENT EVENT
     On November 7, 2006, the Company issued 1,432,550 shares of its common stock at a value of $5.00 per share to Guidant Investment Corporation (“Guidant Investment”) in consideration of the cancellation of $7.2 million of principal related to notes payable owed to Guidant. The Company also paid to Guidant Investment $5.7 million in cash as payment in full of the remaining $3.1 million principal balance of the notes and all accrued interest payable through November 7, 2006. The notes payable of $10.3 million and the related interest payable of $2.6 million were originally due in August 2008. Guidant Investment has an approximately 22.9% ownership of the Company, based upon the number of shares of Common Stock outstanding following this transaction.

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
Overview
     We design and manufacture proprietary automated anastomotic systems used by surgeons to perform coronary bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond closed or narrowed portions of coronary arteries, “bypassing” the occluded portion of the coronary artery that is impairing blood flow to the heart muscle. Our products provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. We currently sell our C-Port® Distal Anastomosis System, or C-Port system, in Europe and in the United States. We submitted a 510(k) application for the C-Port xA, an iteration of the C-Port system, to the U.S. Food and Drug Administration, or FDA, in December 2005. We currently sell our PAS-Port® Proximal Anastomosis System, or the PAS-Port system, in Europe and Japan, and we initiated a clinical trial of this system in the U.S. and Europe in June 2006. Our strategy is to further enhance and leverage our technology to develop next-iteration automated anastomotic systems that facilitate the performance of minimally invasive endoscopic coronary bypass surgery, as well as automated systems to be used in other surgical applications.
     In December 2005, we entered into a license, development and commercialization agreement with Cook Incorporated, or Cook, relating to development of our X-Port™ Vascular Access Closure Device, or X-Port, a product candidate of ours that we are currently studying in preclinical animal model studies. Under the agreement, we will develop the X-Port with Cook, and Cook will have exclusive commercialization rights to market the product for medical procedures anywhere in the body. We received and recognized in development revenue an aggregate of $1.0 million from Cook during the fiscal year ended June 30, 2006 after completion to Cook’s satisfaction of certain milestones under a development plan. Cook will pay us up to a total of an additional $1.0 million in future milestone payments assuming achievement of the remaining development milestones under the development agreement. We recognized no development revenue under this contract for either the three months ended September 30, 2006 or 2005. We may also receive royalty income based on Cook’s annual worldwide sales of the X-Port, if any.
     We manufacture the C-Port and PAS-Port systems with parts and components supplied by vendors, which we then assemble, test and package. For the three months ended September 30, 2006, we generated net revenue of $471,000 and incurred a net loss of $3.6 million. As of September 30, 2006, our accumulated deficit was $64.1 million. Since our inception, we have not been profitable. We expect to continue to incur net losses for the foreseeable future.

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
     We believe the following critical accounting policies to be the most critical to an understanding of our financial statements because they affect our more significant judgments and estimates used in the preparation of our financial statements.
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
     Revenue generated from development contracts is recognized upon acceptance of non-refundable milestone payments by the customer in accordance with contractual terms, and when the earnings process is complete.
     Inventory. We state our inventories at the lower of cost or market, computed on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated market value. Inventory write-downs are charged to cost of revenue and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.
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

     Stock-Based Compensation. Upon filing our initial Registration Statement on Form S-1 in November 2005, we adopted Statement of Financial Accounting Standards, or SFAS 123R, Share-Based Payments, which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing module. We value share-based awards using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. Total compensation expense related to unvested awards not yet recognized is approximately $963,000 at September 30, 2006 and is expected to be recognized over the next 46 months.
     Prior to the adoption of SFAS 123R in the quarter ended December 31, 2005, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standard Board, or FASB Interpretation, or FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. Upon adoption of SFAS 123R we apply the “prospective method” under which we continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as we had accounted for prior to adoption, that is, we would continue to apply APB 25 in future periods to equity awards outstanding at the date we adopted SFAS 123R. Total unamortized deferred stock-based compensation at September 30, 2006 is approximately $911,000. We expect to record aggregate amortization of stock-based compensation expenses of $266,000 for the remainder of fiscal year 2007, $333,000 in fiscal year 2008, $290,000 in fiscal year 2009 and $22,000 in fiscal year 2010.
Results of Operations
Comparison of the three months ended September 30, 2006 and 2005
     Net Revenue. Total net revenue increased by $303,000, or 180%, to $471,000 for the three months ended September 30, 2006 compared to $168,000 for the same period in 2005. Product revenue increased by $297,000, or 184%, to $458,000 for the three months ended September 30, 2006 compared to $161,000 for the same period in 2005. The increase in product revenue for the three months ended September 30, 2006 reflected C-Port system sales in the United States and higher sales of the PAS-Port system in Japan. Product revenue for the three months ended September 30, 2005 did not include any C-Port system sales in the United States as the product was not approved by the FDA until November 2005.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $52,000, or 8%, to $679,000 for the three months ended September 30, 2006 compared to $627,000 for the same period in 2005. The increase in costs in the three months ended September 30, 2006 was primarily attributable to increased unit sales of our products during the period. The costs for the three months ended September 30, 2005 included inventory write-offs of $211,000 for obsolete PAS-Port systems.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $322,000, or 28%, to $1.5 million for the three months ended September 30, 2006 compared to $1.2 million for the same period in 2005. The increase in costs for the three month period ended September 30, 2006 was attributable to increases in clinical trial expenses for PAS-Port system, C-Port x-A program costs, personnel related expenses, offset in part by lower non-cash stock compensation charges for the period. We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical studies for the PAS-Port system, continue to enhance our existing product lines and begin to develop new applications of our technology.

     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $847,000, or 69%, to $2.1 million for the three months ended September 30, 2006 compared to $1.2 million for the same period in 2005. The increase in expenses in the three month period ended September 30, 2006 was attributable to higher personnel related and travel expenses as a result of building a field sales force in the United States to sell the C-Port system and higher consulting and professional service expenses to support the requirements of being a public company, offset in part by a decrease of $450,000 in non-cash stock-based compensation expenses.
     During the three months ended September 30, 2005, we recorded $583,000 in non-cash stock-based compensation expense related to previously outstanding loans to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. These loans were repaid with common stock in October 2005. We recognized no non-cash stock based compensation expense related to these loans during the three months ended September 30, 2006. We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and build our corporate infrastructure to support the requirements of being a public company.
     Interest Income. Interest income increased $317,000, or 440%, to $389,000 for the three months ended September 30, 2006 compared to $72,000 for the same period in 2005. The increase in interest income for the three months ended September 30, 2006 was primarily due to higher cash and short-term investment balances available for investing as a result of the initial public offering in February 2006 and higher overall market interest rates during the period.
     Interest Expense. Interest expense was $264,000 for both three month periods ended September 30, 2006 and 2005. Interest expense costs are associated with the $13.3 million of long-term debt.
     Other Expense. Other expense of $4,000 for the three months ended September 30, 2005 was primarily comprised of a loss from the sale of an unused asset.
Liquidity and Capital Resources
     As of September 30, 2006, our accumulated deficit was $64.1 million. We currently invest our cash and cash equivalents in large money market funds and our short-term investments primarily in debt instruments of the U.S. government, its agencies and high-quality corporate issuers. We have financed our operations primarily through private sales of convertible preferred stock resulting in aggregate net proceeds of $38.9 million, long-term notes payable of $13.3 million and an initial public offering having net proceeds of $32.5 million.
     As of September 30, 2006, except for operating leases, we did not have any off-balance sheet liabilities. We had cash, cash equivalents and short-term investments of $28.6 million as of September 30, 2006.
     The following table discloses aggregate information, as of September 30, 2006, about our contractual obligations and the periods in which payments are due (in thousands):

		Less than 1		More than
Contractual Obligations	Total	Year	1-3 Years	3 Years
Operating lease – real estate	$865	$465	$400	$–
Subordinated notes payable, including interest	3,283	150	3,133	–
Notes payable and accrued Interest	14,496	–	14,496	–

Total	$18,644	$615	$18,029	$–

     The long-term commitments under operating leases shown above consist of payments related to our real estate leases for our headquarters in Redwood City, California expiring in 2008.
     The subordinated notes payable were issued in connection with our Japan Distribution Agreement with Century. The subordinated notes bear interest at 5% per year, payable quarterly, and are due in June 2008. The holder of the subordinated notes has a continuing security interest in all of our personal property and assets, including intellectual property.
     The notes payable and accrued interest are for a loan agreement with Guidant Investment with principal of $10.3 million and accrued interest as of September 30, 2006 of $2.6 million and future interest of $1.6 million at maturity. The notes bear interest at the rate of 8.75% per year and principal and all accrued interest are due in August 2008. The holder of the notes has a first priority security interest in all our personal property and assets, including intellectual property.
     On November 7, 2006, we issued 1,432,550 shares of its common stock at a value of $5.00 per share to Guidant Investment Corporation (“Guidant Investment”) in consideration of the cancellation of $7.2 million of principal related to notes payable owed to Guidant. In addition, we paid to Guidant Investment $5.7 million in cash as payment in full of the remaining $3.1 million principal balance of the notes and all accrued interest payable thru November 7, 2006. The notes payable of $10.3 million and the related interest payable of $2.6 million were originally due in August 2008.
     Summary liquidity and cash flow data is as follows (in thousands):

	Three months ended
	September 30,
	2006	2005
Net cash used in operating activities	$(3,481)	$(1,838)
Net cash provided by investing activities	4,017	982
Net cash provided by financing activities	125	8
     Net cash used in operating activities for the three month periods ended September 30, 2006 and 2005 was $3.5 million and $1.8 million, respectively. The use of cash for the three months ended September 30, 2006 was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, a decrease in accounts payable and other accrued liabilities, an increase in inventories, offset in part by a decrease in prepaid expenses due to the amortization of various insurances policies to operating expense and a decrease in other current liabilities due to lower accrued legal expenses and an increase of $226,000 of interest payable on the note to Guidant Investment. The use of cash for the three-months ended September 30, 2005 was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, a decrease in inventories, offset in part by an increase of $226,000 of interest payable on the note to Guidant Investment.
     Net cash provided by investing activities for the three month periods ended September 30, 2006 and 2005 was $4.0 million and $982,000, respectively. Net cash provided by investing activities represent the impact of purchases, sales and maturities of investments and purchases of property and equipment. The increase in net cash provided by investing activities for the three months ended September 30, 2006 was related to the maturities of investments used to fund our operating losses. Purchases of property and equipment were $106,000 and $21,000 in the three month periods ended September 30, 2006 and 2005, respectively. The increase in purchases of property and equipment in the three months ended September 30, 2006 was primarily related to higher expenditures for molds and tooling used to make our products.
     Net cash provided by financing activities for the three month periods ended September 30, 2006 and 2005 was $125,000 and $8,000, respectively. Net cash provided by financing activities primarily related to net proceeds received from the repayment of the receivable related to stock option exercises and proceeds from the exercise of stock options.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our excess cash in money market funds, auction rate preferred securities and debt instruments of the U.S. Government and its agencies, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of September 30, 2006.
     Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934 as amended) were effective to ensure that the information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On March 16, 2006, we received notice that the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office, or the Patent Appeals Board, declared an interference between our U.S. Patent No 6,391,038 (which relates to our C-Port system) and a pending U.S. Patent Application 10/243,543, which patent application has been assigned to Integrated Vascular Interventional Technologies, LLC, or IVIT.
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
We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “Item 1A. Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on September 14, 2006.
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
Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.*
     The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:
•	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not approve a clinical trial protocol or a clinical trial;

•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;

•	clinical trial sites decide not to participate or cease participation in a clinical trial;

•	patients experience adverse side effects or events related to our products;
•	patients die or suffer adverse medical effects during a clinical trial for a variety of reasons, which may not be related to our product candidates, including the advanced stage of their disease and medical problems,;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

•	third-party suppliers fail to provide us with critical components that conform to design and performance specifications;

•	the failure of our manufacturing process to produce finished products that conform to design and performance specifications;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical trial are inconclusive or negative;

•	pre-clinical or clinical data is interpreted by third parties in different ways; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.
     Clinical trials sometimes experience delays related to outcomes experienced during the course of the trials. For example, in our PAS-Port pivotal trial, we recently had an administrative hold of the trial related to an adverse event, which lasted approximately 72 hours while the adverse event was investigated. The data safety monitoring board subsequently concluded that there was no clear evidence that the Cardica device had caused the adverse event and enrollment continued. While this event was resolved in a timely manner and did not result in any material delay in the trial, future similar or other types of events could lead to more significant delays or other effects on the trial.
     Clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our product candidates, or they may be persuaded to participate in contemporaneous trials of competitive products. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.
     Our clinical trial costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel the entire program.
If the third parties on whom we rely to conduct our clinical trials do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.
     We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. In addition, we rely on third parties to assist with our pre-clinical development of product candidates. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control, such as changes in regulations, delays in enrollment, and the like. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates on a timely basis, if at all.
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
     We derive virtually all of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three months ended September 30, 2006, sales to Century accounted for approximately 46% of our total product revenue. We expect that Century will continue to account for a substantial portion of our revenue in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
     As of September 30, 2006, we had 61 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
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
     On March 16, 2006, we received notice that the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office, or the Patent Appeals Board, declared an interference between our U.S. Patent No 6,391,038 (which relates to our C-Port system) and a pending U.S. Patent Application 10/243,543, which patent application has been assigned to Integrated Vascular Interventional Technologies, LLC, or IVIT. An interference is a proceeding within the U.S. Patent and Trademark Office to determine priority of invention of the subject matter of patent claims. The declaration of interference is made by the Patent Appeals Board only after claims in a patent application are deemed allowable but for the interfering subject matter (in this case our issued patent) and a determination that interfering subject matter exists. The declaration of interference initiates an adversarial proceeding in the U. S. Patent and Trademark Office before the Patent Appeals Board. The proceeding will involve issues including but not limited to whether an interference proceeding is appropriate, whether the involved claims of the parties are patentable and which party was first to invent the interfering subject matter. We will vigorously defend our patents against such claim of interference, although there can be no assurance that we will succeed in doing so. There can be no assurance that IVIT’s patent claims, if allowed, will be in their present form, or that our products would not be found to infringe such claims or any other claims that are issued.
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
     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port system. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of November 2006, we were not aware of any existing product liability claims.
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
     We incurred net losses since our inception in October 1997. As of September 30, 2006, our accumulated deficit was approximately $64.1 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including the successful commercial launch of our C-Port system in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006, and the PAS-Port system in Japan in 2004. Our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.
     Our cost of product revenue was 148% and 389% of our net product revenue for the three month periods ending September 30, 2006 and 2005, respectively. We expect to continue to have high costs of product revenue for the foreseeable future. In addition, we expect that our operating expenses will increase as we commence our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We currently lack a significant source of product revenue, and prior agreements with Guidant, which represented 3%, 2% and 65% of our revenue for the three month period ended September 30, 2006 fiscal years 2006 and 2005, respectively, have been terminated. We may not become or remain profitable.

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
     For the three month period ended September 30, 2006, sales of our products and development activities generated only $471,000 of revenue, 3% of which was from Guidant. For the fiscal year ended June 30, 2006, sales of our products and development activities generated only $2.1 million of revenue, 2% of which was from Guidant. For the fiscal year ended June 30, 2005, sales of our products and development activities generated only $2.1 million of revenue, 65% of which was from Guidant. Our distribution and development agreements with Guidant have terminated. For the three month period ended September 30, 2006, Guidant generated a total of $13,000 of royalty revenue for us. We do not expect to enter into future development contracts with Guidant. Accordingly, we do not anticipate any future revenue from development contracts with Guidant. As Guidant outsourced the manufacture of the aortic cutter to a contract manufacturing company, we ceased manufacturing the aortic cutter. While we receive a modest royalty from Guidant’s sales of the aortic cutter, we do not anticipate any significant future revenue from this royalty.
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
     As of September 30, 2006, we had an aggregate principal amount of approximately $13.3 million in long-term notes payable to Century and Guidant Investment Corporation that mature in 2008. The accrued interest under the Guidant note due at maturity in 2008 will be $4.2 million, of which $2.6 million was recorded as of September 30, 2006. This substantial indebtedness has and will continue to impact us by:
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
     None.
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
     Of the $32.6 million in net offering proceeds, through September 30, 2006 we have spent approximately $2.3 million on selling, general and administrative activities primarily to launch the C-Port system in the U.S., approximately $1.5 million for research and development activities including the initiation of the PAS-Port clinical trial in the U.S. and Europe and further development the X-Port and approximately $0.1 million to purchase molds and tooling equipment to support the manufacturing of our products. The remaining net proceeds have been invested into short-term investment grade securities and money market accounts. We have begun, and intend to continue to use, our net proceeds to continue funding the development of our products, including clinical trials and research programs, to build sales and marketing capabilities and for general corporate purposes, including capital expenditures and working capital.
Issuer Purchases of Equity Securities
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     None.
ITEM 5. OTHER INFORMATION.
     None.
ITEM 6. EXHIBITS.

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. (filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference).

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as the like-numbered exhibits to the Company’s Registration statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: November 8, 2006	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: November 8, 2006	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance & Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. (filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference).

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as the like-numbered exhibits to the Company’s Registration statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.