Form 10-Q
period 2006-12-31
CARDICA INC
filed 2007-02-05
CIK 1178104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006
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
Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     On January 31, 2007, there were 11,277,500 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	December 31,	June 30,
	2006	2006
	(unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$7,653	$4,102
Short-term investments	11,766	27,978
Accounts receivable	188	164
Inventories	562	432
Prepaid expenses and other current assets	394	571

Total current assets	20,563	33,247

Property and equipment, net	1,261	1,401
Restricted cash	510	510

Total assets	$22,334	$35,158

Liabilities and stockholders’ equity

Current liabilities
Accounts payable	$415	$629
Accrued compensation	281	236
Other accrued liabilities	349	565
Current portion of leasehold improvement obligation	122	122
Deferred rent	102	93

Total current liabilities	1,269	1,645

Deferred rent	66	120
Notes payable to related party	—	10,250
Interest payable to related party	—	2,333
Subordinated note	3,000	3,000
Leasehold improvement obligation	72	133

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock	11	10
Additional paid-in capital	85,857	79,843
Treasury stock at cost	(596)	(596)
Deferred stock compensation	(799)	(1,029)
Receivable from stock option exercises	—	(79)
Accumulated other comprehensive loss	(9)	(47)
Accumulated deficit	(66,537)	(60,425)

Total stockholders’ equity	17,927	17,677

Total liabilities and stockholders’ equity	$22,334	$35,158

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net revenue
Product revenue, net	$416	$199	$874	$360
Development revenue	500	—	500	—
Product and royalty revenue from related party	12	—	25	7

Total net revenue	928	199	1,399	367

Operating costs and expenses
Cost of product revenue	884	210	1,563	837
Research and development	1,661	1,576	3,149	2,742
Selling, general and administrative	2,203	923	4,273	2,146

Total operating costs and expenses	4,748	2,709	8,985	5,725

Loss from operations	(3,820)	(2,510)	(7,586)	(5,358)

Interest income	298	63	687	135
Interest expense (includes related party interest expense of $94 and $226 for the three months ended December 31, 2006 and 2005, respectively, and $320 and $452 for the six months ended December 31, 2006 and 2005, respectively)	(132)	(264)	(396)	(528)
Other expense	—	(1)	—	(5)
Gain on early retirement of notes payable to related party	1,183	—	1,183	—

Net loss	$(2,471)	$(2,712)	$(6,112)	$(5,756)

Basic and diluted net loss per share	$(0.23)	$(1.70)	$(0.60)	$(3.81)

Shares used in computing basic and diluted net loss per share	10,642	1,595	10,210	1,511

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	December 31,
	2006	2005
Operating activities
Net loss	$(6,112)	$(5,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370	385
Loss on disposal of property and equipment	—	3
Gain on early retirement of notes payable to related party	(1,433)	—
Stock-based compensation expenses	444	931
Changes in assets and liabilities:
Accounts receivable	(24)	(82)
Accounts receivable from related party	—	5
Prepaid expenses and other current assets	177	(1,033)
Inventories	(130)	200
Interest receivable from shareholders	—	(3)
Accounts payable and other accrued liabilities	(458)	981
Accrued compensation	45	43
Deferred rent	(45)	(24)
Leasehold improvement obligation	(61)	(60)
Interest payable to related party	(2,333)	452

Net cash used in operating activities	(9,560)	(3,958)

Investing activities
Purchases of property and equipment	(230)	(249)
Proceeds from sale of equipment	—	3
Purchases of short-term investments	(4,994)	(2,600)
Proceeds from sales and maturities of short-term investments	21,244	4,850

Net cash provided by investing activities	16,020	2,004

Financing activities
Payment of notes payable to related	(3,087)	—
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	99	14
Proceeds from payment of receivable from stock option exercises	79	—
Repurchase of common stock	—	(6)

Net cash provided by (used in) financing activities	(2,909)	8

Net increase (decrease) in cash and cash equivalents	3,551	(1,946)
Cash and cash equivalents at beginning of period	4,102	1,951

Cash and cash equivalents at end of period	$7,653	$5

Supplemental disclosure of cash flow information
Cash paid for interest (related party of $2,652 for the six months ended December 31, 2006 and none in 2005)	$2,727	$75

Issuance of common stock to related party for early retirement of notes payable	$5,730	$—

     See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2006
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
     Cardica, Inc. (“Cardica”, the “Company”, “we”, “our” or “us”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company designs, manufactures and markets proprietary automated anastomotic systems used in surgical procedures. The Company’s first product, the PAS-Port system, received the CE Mark for sales in Europe in March 2003, and regulatory approval for sales in Japan in January 2004. The Company’s second product, the C-Port system, received the CE Mark for sales in Europe in April 2004 and 510(k) clearance in the United States in November 2005. The C-Port xA system, a next generation C-Port system, received the CE Mark for sales in Europe in July 2006 and 510(k) clearance in the United States in November 2006.
Basis of Presentation
     The accompanying unaudited condensed financial statements of Cardica have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.
     The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2006 filed on Form 10-K with the Securities and Exchange Commission (the “SEC”) on September 14, 2006.
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
New Accounting Standard
     In September 2006, the SEC staff published Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”). SAB 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors’ effect on the statements of operations as well as the balance sheets. SAB 108 does not change the requirements under SAB 99 regarding qualitative considerations in assessing the materiality of misstatements. The Company will adopt SAB 108 in the fourth quarter of fiscal 2007. The Company does not expect that the adoption of SAB 108 will have a material impact on its financial statements.
     In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of

Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company as of July 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of July 1, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.
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
     Unrealized gains or losses on available-for-sale securities at December 31, 2006 and June 30, 2006 are classified as accumulated other comprehensive loss on the accompanying balance sheet.
     Available-for-sale securities at December 31, 2006 consisted primarily of corporate debt securities and debt instruments of the U.S. Government and its agencies. We restrict our exposure to any single corporate issuer by imposing concentration limits. The underlying contractual maturities of the debt securities are greater than one year. Although maturities may extend beyond one year, it is management’s intent that these securities will be used for current operations, and, therefore, such investments are classified as short-term.
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
NOTE 2 — STOCK-BASED COMPENSATION
     On November 4, 2005, upon filing of the initial Registration Statement on Form S-1, the Company adopted SFAS 123R (“SFAS 123R”), Share-Based Payments, which revises SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Upon adoption of SFAS 123R, the Company elected to recognize compensation expense using the graded method. Prior to the adoption of SFAS 123R in the second quarter of fiscal year 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) and Financial Accounting Standard Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. The Company adopted SFAS 123R applying the “prospective method” under which it would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply Opinion 25 in future periods to equity awards outstanding at the date it adopted SFAS 123R.
     SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, and used the following assumptions for awards granted during the periods listed below:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006
Risk-free interest rate	4.61%	4.14%	4.75%
Dividend yield	—	—	—
Weighted-average expected life	6 years	6 years	6 years
Volatility	70%	70%	70%
     Since the Company is a newly public entity with no historical data on volatility of its stock, the expected volatility used in fiscal 2007 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses of $206,000, or $0.02 per share and $25,000, or $0.02 per share in the three months ended December 31, 2006 and 2005, respectively, and $260,000, or $0.03 per share and $25,000, or $0.02 per share in the six months ended December 31, 2006 and 2005, respectively. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The Company has recognized no such tax benefits to date.

     Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported (in thousands).

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Cost of product revenue	$17	$5	$34	$8
Research and development	71	68	3	143
Selling, general and administrative	208	128	407	778

Total	$296	$201	$444	$929

     The Company recorded employee stock compensation expense associated with the amortization of deferred stock compensation of $90,000 and $131,000 for the three months ended December 31, 2006 and 2005, respectively, and $184,000 and $239,000 for the six months ended December 31, 2006 and 2005, respectively.
     The expected future amortization expense for deferred stock compensation as of December 31, 2006 is as follows (in thousands):

Fiscal year ending June 30,

2007 (remaining)	$171
2008	325
2009	281
2010	22

$799

     Stock compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, using a fair value approach. The compensation costs of these options and warrants granted to non-employees, including lenders and consultants, are re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period of services received or the term of the related financing.
Activity in our stock-based compensation plans:

		Outstanding Options
			Weighted-
	Shares		Average
	Available for	Number of	Exercise Price
	Grant	shares	Per Share
Balance at June 30, 2006	242,847	1,017,739	$4.32
Shares reserved	250,000	—	—
Options granted	(73,033)	73,033	5.58
Options exercised	—	(49,117)	2.01
Options forfeited	90,952	(90,952)	8.44

Balance at December 31, 2006 (unaudited)	510,766	950,703	$4.15

     The following table summarizes information about options outstanding, vested and exercisable at December 31, 2006 (unaudited):

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$0.30 - $2.25	222,473	5.25	211,119
$2.85	422,911	8.05	217,709
$4.38 - $8.00	252,258	9.09	24,339
$9.00	13,333	8.78	3,888
$9.75	39,728	8.96	10,206

Total outstanding	950,703	7.72	467,261

Options vested and expected to vest	835,351	7.51

NOTE 3 — NET LOSS PER COMMON SHARE
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and without consideration for potential common shares (in thousands, except per share data).

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Numerator:
Net loss	$(2,471)	$(2,712)	$(6,112)	$(5,756)

Denominator:
Weighted-average common shares outstanding	10,669	1,715	10,238	1,734
Less: Weighted-average unvested common shares subject to repurchase	(7)	(23)	(8)	(30)
Less: Unvested restricted shares	(20)	—	(20)	—
Less: Vested common shares outstanding exercised with promissory notes subject to variable accounting	—	(97)	—	(193)

Denominator for basic and diluted net loss per share	10,642	1,595	10,210	1,511

Basic and diluted net loss per share	$(0.23)	$(1.70)	$(0.60)	$(3.81)

Outstanding securities not included in historical diluted net loss per share calculation
Convertible preferred stock	—	4,256	—	4,258
Options to purchase common stock	951	1,004	951	1,004
Vested common shares outstanding exercised with promissory notes subject to variable accounting	—	97	—	193
Unvested restricted shares	20	—	20	—
Warrants	157	157	157	157

Total	1,128	5,514	1,128	5,612

NOTE 4 — COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.
     Comprehensive loss and its components for the three and six month periods ended December 31, 2006 and 2005 are as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net loss	$(2,471)	$(2,712)	$(6,112)	$(5,756)
Change in unrealized loss on investments	20	—	38	—

Comprehensive loss	$(2,451)	$(2,712)	$(6,074)	$(5,756)

NOTE 5 — SHORT-TERM INVESTMENTS
     The following is a summary of available-for-sale securities (in thousands):

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate bonds	$4,999	$—	$(4)	$4,995
Commercial paper	1,973	—	—	1,973
Federal agency bonds	4,803	—	(5)	4,798

Total	$11,775	$—	$(9)	$11,766

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate bonds	$3,838	$—	$(11)	$3,827
Auction rate preferred	9,000	—	—	9,000
Commercial paper	8,413	—	(9)	8,404
Federal agency bonds	6,774	—	(27)	6,747

Total	$28,025	$—	$(47)	$27,978

NOTE 6 — INVENTORIES
     Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2006	2006
Raw materials	$310	$122
Work in progress	112	155
Finished goods	140	155

	$562	$432

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
NOTE 8 — GUIDANT NOTE CONVERSION
     In November 2006, the Company entered into a note conversion agreement with Guidant Investment Corporation Inc., (“Guidant”) pursuant to which Guidant converted a portion of the outstanding indebtedness to Guidant into shares of the Company’s common stock. The Company had previously issued to Guidant 8.75% Notes (the “Notes”), dated August 19, 2003 and February 25, 2004 in the principal amounts of $5.0 million and $5.3 million, respectively, which would have matured in August 2008. Pursuant to the Note conversion agreement, $7.2 million of the outstanding principal amount under the Notes was converted into an aggregate of 1,432,550 shares of the Company’s common stock at a conversion price of $5.00 per share. The remaining principal balance of $3.1 million along with accrued interest of approximately $2.7 million was paid in cash to Guidant in full satisfaction of all amounts owing under the Notes, and the Notes were cancelled. In addition, a total of $250,000 of expenses were paid to Allen & Company, LLC for advisement services. This expense has been recorded as an offset to the gain on the early retirement of the notes payable to related party. The closing market price of the common stock on the delivery date was $4.00 per share, resulting in a gain on early retirement of the notes payable of $1.2 million for the three and six month periods ended December 31, 2006.
NOTE 9 — SUBSEQUENT EVENT
     On January 12, 2007, the Company initiated a voluntary recall of 55 units of its C-Port xA Distal Anastomosis System from specific manufacturing lots. Internal testing revealed a supplier manufacturing defect in a single component of the device in the most recently received incoming lots of this component. Only a portion of the C-Port xA devices in specific manufacturing lots are affected. Cardica has notified the U.S. Food & Drug Administration of this voluntary recall and intends to provide replacement devices to affected customers when available.

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
Overview
     We design and manufacture proprietary automated anastomotic systems used by surgeons to perform coronary bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond closed or narrowed portions of coronary arteries, “bypassing” the occluded portion of the coronary artery that is impairing blood flow to the heart muscle. Our products provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. We currently sell our C-Port® Distal Anastomosis System, or C-Port system, and C-Port® xA Distal Anastomosis System, or C-Port xA system, in Europe and the United States. We currently sell our PAS-Port® Proximal Anastomosis System, or the PAS-Port system, in Europe and Japan, and we initiated a clinical trial of this system in the U.S. and Europe in June 2006. Our strategy is to further enhance and leverage our technology to develop next-iteration automated anastomotic systems that facilitate the performance of minimally invasive endoscopic coronary bypass surgery, as well as automated systems to be used in other surgical applications.
     In December 2005, we entered into a license, development and commercialization agreement with Cook Incorporated, or Cook, relating to development of our X-Port™ Vascular Access Closure Device, or X-Port, a product candidate of ours that we are currently studying in preclinical animal model studies. Under the agreement, we will develop the X-Port with Cook, and Cook will have exclusive commercialization rights to market the product for medical procedures anywhere in the body. We received and recognized in development revenue an aggregate of $500,000 for the six month period ended December 31, 2006 and $1.0 million during fiscal year ended June 30, 2006 from Cook after completion to Cook’s satisfaction of certain milestones under a development plan. Cook will pay us up to a total of an additional $500,000 in future milestone payments assuming achievement of the remaining development milestone under the development agreement. We may also receive royalty income based on Cook’s annual worldwide sales of the X-Port, if any.
     We manufacture the C-Port and PAS-Port systems with parts and components supplied by vendors, which we then assemble, test and package. For the six month period ended December 31, 2006, we generated net revenue of $1.4 million and incurred a net loss of $6.1 million. As of December 31, 2006, our accumulated deficit was $66.5 million. Since our inception, we have not been profitable. We expect to continue to incur net losses for the foreseeable future.

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

     Stock-Based Compensation. Upon filing our initial Registration Statement on Form S-1 in November 2005, we adopted Statement of Financial Accounting Standards, or SFAS 123R, Share-Based Payments, which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing module. We value share-based awards using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. Total compensation expense related to unvested awards not yet recognized is approximately $796,000 at December 31, 2006 and is expected to be recognized over the next 47 months.
     Prior to the adoption of SFAS 123R in the quarter ended December 31, 2005, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standard Board, or FASB Interpretation, or FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. Upon adoption of SFAS 123R we apply the “prospective method” under which we continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as we had accounted for prior to adoption, that is, we would continue to apply APB 25 in future periods to equity awards outstanding at the date we adopted SFAS 123R. Total unamortized deferred stock-based compensation at December 31, 2006 is approximately $799,000. We expect to record aggregate amortization of stock-based compensation expenses of $171,000 for the remainder of fiscal year 2007, $325,000 in fiscal year 2008, $281,000 in fiscal year 2009 and $22,000 in fiscal year 2010.
Results of Operations
Comparison of the three months ended December 31, 2006 and 2005
     Net Revenue. Total net revenue increased by $729,000, or 366%, to $928,000 for the three months ended December 31, 2006 compared to $199,000 for the same period in 2005. Product revenue increased by $217,000, or 109%, to $416,000 for the three months ended December 31, 2006 compared to $199,000 for the same period in 2005. The increase in product revenue for the three months ended December 31, 2006 reflected C-Port and C-Port xA system sales in the United States and higher sales of the PAS-Port system in Japan. Product revenue for the three month period ended December 31, 2005 did not include any C-Port or C-Port xA system sales in the United States as the C-Port system was not cleared by the FDA until November 2005 and the C-Port xA system was not cleared by the FDA until November 2006.
     On January 12, 2007, we initiated a voluntary recall of 55 units of our C-Port xA systems shipped to our customers due to a supplier manufacturing defect in a single component. Only a portion of the C-Port xA systems in specific manufacturing lots are affected. The voluntary recall was not based on any customer complaint and we believe did not involve any risk to the patient. This recall had a negative impact on our product revenues for the three month period ended December 31, 2006 and will have a negative impact for the three month period ending March 31, 2007.
     Development revenue of $500,000 for the three month period ended December 31, 2006 was comprised of the payment from Cook for the achievement of the third milestone in the development of the X-Port Vascular Access Closure Device under our development agreement with Cook. The achievement of the milestone was based upon the completion to Cook’s satisfaction of certain deliverables under the development agreement. No development revenue was recognized for the three month period ended December 31, 2005.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $674,000, or 321%, to $884,000 for the three months ended December 31, 2006 compared to $210,000 for the same period in 2005. The increase in costs in the three months ended December 31, 2006 was primarily attributable to write-offs of excess C-Port inventories of

$205,000, write-offs of C-Port xA inventories of $93,000 as a result of the product recall announced and increased scrap expenses on production of the C-Port systems.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $85,000, or 5%, to $1.7 million for the three months ended December 31, 2006 compared to $1.6 million for the same period in 2005. The increase in costs for the three month period ended December 31, 2006 was attributable to increases in quality control and regulatory personnel related expenses and higher tooling expenses in support of the X-Port program for Cook, offset in part by lower facility related expenses.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $1.3 million or 139%, to $2.2 million for the three months ended December 31, 2006 compared to $923,000 for the same period in 2005. The increase in expenses in the three month period ended December 31, 2006 was attributable to higher personnel related and travel expenses as a result of building a field sales force in the United States to sell C-Port and C-Port xA systems, higher legal expenses associated with the on-going patent interference proceeding and higher public company expenses.
     Interest Income. Interest income increased $235,000, or 373%, to $298,000 for the three months ended December 31, 2006 compared to $63,000 for the same period in 2005. The increase in interest income for the three months ended December 31, 2006 was primarily due to higher cash and short-term investment balances available for investing as a result of our initial public offering in February 2006 and higher overall market interest rates during the period.
     Interest Expense. Interest expense decreased $132,000, or 50%, to $132,000 for the three months ended December 31, 2006 compared to $264,000 for the same period in 2005 The decrease in interest expense for the three months ended December 31, 2006 was due to lower average long-term debt balances during the period as a result of the elimination of the related party debt of $10.3 million during the period.
     Gain on early retirement of notes payable to related party. Gain on early retirement of notes payable to related party of $1.2 million for the three month period ended December 31, 2006 primarily resulted from the lower market value of the 1,432,550 shares of common stock issued to Guidant at a conversion price of $5.00 per share in connection with the conversion of outstanding notes in the aggregate principal amount of $7.2 million offset in part by $250,000 of expense paid. The closing market price of the common stock on the delivery date was $4.00 per share.
Comparison of the six months ended December 31, 2006 and 2005
     Net Revenue. Total net revenue increased by $1.0 million, or 281%, to $1.4 million for the six months ended December 31, 2006 compared to $367,000 for the same period in 2005. Product revenue increased by $514,000, or 143%, to $874,000 for the six months ended December 31, 2006 compared to $360,000 for the same period in 2005. The increase in product revenue for the six months ended December 31, 2006 reflected C-Port and C-Port xA system sales in the United States and higher sales of the PAS-Port system in Japan. Product revenue for the six month period ended December 31, 2005 did not include any C-Port or C-Port xA system sales in the United States as the C-Port system was not cleared by the FDA until November 2005 and the C-Port xA system was not cleared by the FDA until November 2006.
     Development revenue of $500,000 for the six month period ended December 31, 2006 was comprised of the payment from Cook for the achievement of the third milestone in the development of the X-Port Vascular Access Closure Device under our development agreement with Cook. The achievement of the milestone was based upon the completion to Cook’s satisfaction of certain deliverables under the development agreement. No development revenue was recognized for the six month period ended December 31, 2005.

     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $726,000, or 87%, to $1.6 million for the six months ended December 31, 2006 compared to $837,000 for the same period in 2005. The increase in costs in the six months ended December 31, 2006 was primarily attributable to increased unit sales of our products during the period, write-offs of excess C-Port inventories of $205,000, write-offs of C-Port xA inventories as a result of the product recall announced, higher scrap expenses on production of the C-Port and C-Port xA systems and lower of cost or market reserve for Pas-Port systems of $112,000, offset in part by lower scrap and obsolete expenses for the Pas-Port systems of $181,000. The costs for the six months ended December 31, 2005 included inventory write-offs of $211,000 for obsolete PAS-Port systems.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $407,000, or 15%, to $3.1 million for the six months ended December 31, 2006 compared to $2.7 million for the same period in 2005. The increase in costs for the six month period ended December 31, 2006 was attributable to increases in quality control and regulatory personnel related expenses and higher clinical trial expenses for PAS-Port system, C-Port xA program costs, offset in part by lower facility related expenses and lower non-cash stock compensation charges for the period. We anticipate that research and development expenses will increase in absolute terms in future periods as we continue the clinical study for the PAS-Port system, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $2.1 million, or 99%, to $4.3 million for the six months ended December 31, 2006 compared to $2.1 million for the same period in 2005. The increase in expenses in the six month period ended December 31, 2006 was attributable to higher personnel related and travel expenses as a result of building a field sales force in the United States to sell the C-Port system, higher legal expenses associated with the on-going patent interference proceeding and higher public company expenses, offset in part by a decrease of $372,000 in non-cash stock-based compensation expense.
     During the six months ended December 31, 2005, we recorded $583,000 in non-cash stock-based compensation expense related to previously outstanding loans to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. These loans were repaid with common stock in October 2005. We recognized no non-cash stock based compensation expense related to these loans during the six months ended December 31, 2006 or three months ended December 31, 2005. We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and the requirements of being a public company.
     Interest Income. Interest income increased $552,000, or 409%, to $687,000 for the six months ended December 31, 2006 compared to $135,000 for the same period in 2005. The increase in interest income for the six months ended December 31, 2006 was primarily due to higher cash and short-term investment balances available for investing as a result of the initial public offering in February 2006 and higher overall market interest rates during the period.
     Interest Expense. Interest expense decreased $132.000, or 25%, to $396,000 for the six months ended December 31, 2006 compared to $528,000 for the same period in 2005. The decrease in interest expense for the six months ended December 31, 2006 was due to lower average loan balances as a result of the elimination of the related party debt of $10.3 million during the period.
     Gain on early retirement of notes payable to related party. Gain on early retirement of notes payable to related party of $1.2 million for the six month period ended December 31, 2006 primarily resulted from the lower market value of the 1,432,550 shares of common stock issued to Guidant at a conversion price of $5.00 per share in connection with the conversion of outstanding notes in the aggregate principal amount of $7.2 million offset in part by $250,000 of expense paid. The closing market price of the common stock on the delivery date was $4.00 per share.

Liquidity and Capital Resources
     As of December 31, 2006, our accumulated deficit was $66.5 million. We currently invest our cash and cash equivalents in large money market funds and our short-term investments primarily in debt instruments of the U.S. government, its agencies and high-quality corporate issuers. We have financed our operations primarily through private sales of convertible preferred stock resulting in aggregate net proceeds of $38.9 million, long-term notes payable of $13.3 million and net proceeds of $32.6 million from our initial public offering.
     As of December 31, 2006, except for operating leases, we did not have any off-balance sheet liabilities. We had cash, cash equivalents and short-term investments of $19.4 million as of December 31, 2006.
     The following table discloses aggregate information, as of December 31, 2006, about our contractual obligations and the periods in which payments are due (in thousands):

		Less than 1		More than
Contractual Obligations	Total	Year	1-3 Years	3 Years
Operating lease – real estate	$749	$469	$280	$—
Subordinated notes payable, including interest	3,245	150	3,095	—

Total	$3,994	$619	$3,375	$—

     The long-term commitments under operating leases shown above consist of payments related to our real estate leases for our headquarters in Redwood City, California expiring in 2008.
     The subordinated notes payable were issued in connection with our Japan Distribution Agreement with Century Medical, Inc. The subordinated notes are due in June 2008 and bear interest at 5% per annum that is payable quarterly. The holder of the subordinated notes has a continuing security interest in all of our personal property and assets, including intellectual property.
     Summary liquidity and cash flow data is as follows (in thousands):

	Six months ended
	December 31,
	2006	2005
Net cash used in operating activities	$(9,560)	$(3,958)
Net cash provided by investing activities	16,020	2,004
Net cash provided by (used in) financing activities	(2,909)	8
     During the three months ended December 31, 2006, we entered into a note conversion agreement with Guidant pursuant to which Guidant converted a portion of our outstanding indebtedness to Guidant into shares of our common stock. We had previously issued to Guidant 8.75% Notes (the “Notes”), dated August 19, 2003 and February 25, 2004 in the principal amounts of $5.0 million and $5.3 million, respectively, which would have matured in August 2008 along with the accrued interest payable. Pursuant to a note conversion agreement, $7.2 million of the outstanding principal amount under the Notes was converted into an aggregate of 1,432,550 shares of our common stock at a conversion price of $5.00 per share. The remaining principal balance of $3.1 million along with accrued interest of approximately $2.7 million was paid in cash to Guidant in full satisfaction of all amounts owing under the Notes, and the Notes have been cancelled.
     Net cash used in operating activities for the six month periods ended December 31, 2006 and 2005 was $9.6 million and $4.0 million, respectively. The use of cash for the six months ended December 31, 2006 was attributable to our net loss and a $1.4 million gain on early retirement of notes payable to Guidant, a related party, adjusted for non-cash stock-based compensation charges and depreciation, a payment made to Guidant, a related party, of interest payable of $2.3 million, a decrease in accounts payable and other accrued liabilities, an increase in inventories, offset in part by a decrease in prepaid expenses due to the amortization of insurances to operating expense and a decrease in other current liabilities due to lower accrued legal expenses. The use of cash for the six-months ended December 31, 2005 was attributable to our net loss adjusted for non-cash stock-based compensation charges, an increase in prepaid and other assets primarily resulting from deferred offering costs adjusted for non-cash compensation charges and depreciation expenses.
     Net cash provided by investing activities for the six month periods ended December 31, 2006 and 2005 was $16.0 million and $2.0 million, respectively. Net cash provided by investing activities represent purchases, sales and maturities of investments and purchases of property and equipment. The increase in net cash provided by investing activities for the six months ended December 31, 2006 was related to the maturities of investments used to fund our operating losses. Purchases of property and equipment were $230,000 and $249,000 in the six month periods ended December 31, 2006 and 2005, respectively.
     Net cash used by financing activities for the six months ended December 31, 2006 was $2.9 million compared to net cash provided by financing activities of $8,000 for the same period in 2005. Net cash used by financing activities for the six months ended December 31, 2006 consisted primarily of $3.1 million paid in cash to Guidant ,a related party, to retire a portion of notes payable and $250,000 paid for advisement services in conjunction with the retirement of the notes payable.
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
     We believe that our current cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least 15 months from December 31, 2006. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. Additional financing may not be available at all, or in amounts or upon terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our excess cash in money market funds, auction rate preferred securities and debt instruments of the U.S. Government and its agencies, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2006.
     Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934 as amended) were effective to ensure that the information required to be disclosed by us in the reports that we file with the Securities and Exchange Commission was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
We are dependent upon the success of our current products, and we have U.S. regulatory clearance for our C-Port and C-Port xA systems only. We cannot be certain that any of our other products will receive regulatory clearance or approval or that any of our products, including the C-Port or C-Port xA systems, will be commercialized in the United States. If we are unable to commercialize our products in the United States, or experience significant delays in doing so, our ability to generate revenue will be significantly delayed or halted, and our business will be harmed. *
          We have expended significant time, money and effort in the development of our current products, the C-Port and C-Port xA systems, and the PAS-Port system. While we have received regulatory approval for the commercial sale of our C-Port and C-Port xA systems in the United States and in the European Union and of our PAS-Port system in the European Union and Japan, we do not have clearance or approval in the United States for the PAS-Port system, later iterations of the C-Port or C-Port xA systems or any other product. While we believe most of our revenue in the near future will be derived from the sales and distribution of the C-Port and C-Port xA systems, we anticipate that our ability to increase our revenue in the longer term will depend on the regulatory clearance or approval and commercialization of the PAS-Port system and later iterations of the C-Port or C-Port xA systems in the United States.
          If we are not successful in commercializing our C-Port or C-Port xA systems or obtaining U.S. Food and Drug Administration, or FDA, clearance or approval of either our later iterations of the C-Port or C-Port xA systems or the current iteration of the PAS-Port system, or if FDA clearance or approval of any of our products is significantly delayed, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port system in the United States in January 2006 and C-Port xA system in November 2006, but sales may not meet our expectations. Although we have other products under development, we may never obtain regulatory clearance or approval of those devices. We may be required to spend significant amounts of capital or time to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of time and money to obtain FDA clearance or approval and foreign regulatory approval. Imposition of any of these requirements could substantially delay or preclude us from marketing our products in the United States or foreign countries.
A prior automated cardiac proximal anastomosis system was introduced by another manufacturer but was withdrawn from the market, and, as a result, we may experience difficulty in commercializing our C-Port, C-Port xA and PAS-Port systems. *
          A prior automated proximal anastomosis device was introduced by another manufacturer in the United States in 2002. The FDA received reports of apparently device-related adverse events, and in 2004, the device was voluntarily withdrawn from the market by the manufacturer. Because of the FDA’s experience with this prior device, the FDA has identified new criteria for the clinical data required to obtain clearance for a proximal anastomosis device like the PAS-Port. We may not be able to show that the PAS-Port satisfies these criteria, and we may therefore be unable to obtain FDA clearance or approval to market the device in the United States, which would substantially harm our business and prospects. Moreover, physicians who have experience with or knowledge of prior anastomosis devices may be predisposed against using our C-Port, C-Port xA or PAS-Port products, which could limit our ability to commercialize them if they are approved by the FDA. If we fail to achieve market adoption, our business, financial condition and results of operations would be materially harmed.
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
We have limited data regarding the safety and efficacy of the PAS-Port, C-Port and C-Port xA and have only recently begun training physicians in the United States to use the C-Port and C-Port xA systems. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our devices are adopted. *
          The C-Port, C-Port xA and PAS-Port systems are innovative products, and our success depends upon their acceptance by the medical community as safe and effective. An important factor upon which the efficacy of the C-Port, C-Port xA and PAS-Port will be measured is long-term data regarding the duration of patency, or openness, of the artery or the graft vessel. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in cardiac bypass surgery, and the results of short-term clinical experience of the C-Port, C-Port xA and PAS-Port systems do not necessarily predict long-term clinical benefit. We believe that physicians will compare long-term patency for the C-Port, C-Port xA and PAS-Port devices against alternative procedures, such as hand-sewn anastomoses. If the long-term rates of patency do not meet physicians’ expectations, or if physicians find our devices unsafe, the C-Port, C-Port xA and PAS-Port systems may not become widely adopted and physicians may recommend alternative treatments for their patients. In addition, we have recently begun training physicians in the United States to use our C-Port and C-Port xA systems. Any adverse experiences of physicians using the C-Port or C-Port xA systems, or adverse outcomes to patients, may deter physicians from using our products and negatively impact product adoption.
          Our C-Port, C-Port xA and PAS-Port systems were designed for use with venous grafts. Additionally, while our indications for use of the C-Port system cleared by the FDA refer broadly to grafts, we have studied the use of the C-Port system only with venous grafts and not with arterial grafts. Using the C-Port system with arterial grafts may not yield patency rates or material adverse cardiac event rates comparable to those found in our clinical trials using venous grafts, which could negatively affect market acceptance of our C-Port system. In addition, the clips and staples deployed by our products are made of 316L medical-grade stainless steel, to which some patients are allergic. These allergies may result in adverse reactions that negatively affect the patency of the anastomoses or the healing of the implants and may therefore adversely affect outcomes, particularly when compared to anastomoses performed with other materials, such as sutures. Additionally, in the event a surgeon, during the course of surgery, determines that it is necessary to convert to a hand-sewn anastomosis and to remove an anastomosis created by one of our products, the removal of the implants may result in more damage to the target vessel (such as the aorta or coronary artery) than would typically be encountered during removal of a hand-sewn anastomosis. Moreover, the removal may damage the target vessel to an extent that could further complicate construction of a replacement hand-sewn or automated anastomosis, which could be detrimental to patient outcome. These or other issues, if experienced, could limit physician adoption of our products.
          Even if the data collected from future clinical studies or clinical experience indicates positive results, each physician’s actual experience with our device outside the clinical study setting may vary. Clinical studies conducted with the C-Port, C-Port xA and PAS-Port systems have involved procedures performed by physicians who are technically proficient, high-volume users of the C-Port, C-Port xA and PAS-Port systems. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the C-Port, C-Port xA and PAS-Port systems.
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
          Clinical trials sometimes experience delays related to outcomes experienced during the course of the trials. For example, in our PAS-Port pivotal trial, we recently had an administrative hold of the trial related to an adverse event, which lasted approximately 72 hours while the adverse event was investigated. The data safety monitoring board subsequently concluded that there was no clear evidence that our device had caused the adverse event and enrollment continued. While this event was resolved in a timely manner and did not result in any material delay in the trial, future similar or other types of events could lead to more significant delays or other effects on the trial.
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
Even though our C-Port and C-Port xA products have received U.S. regulatory clearance, our PAS-Port system, as well as our future products, may still face future development and regulatory difficulties. *
          Even though the current iteration of the C-Port and C-Port xA systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of this product or ongoing requirements for potentially costly post-clearance studies. Any of our other products, including the PAS-Port system and future iterations of the C-Port and C-Port xA systems, may also face these types of restrictions or requirements. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:
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
          To market any products internationally, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA clearance or approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA clearance or approval in the United States. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA clearance or approval in the United States, including the risk that our products may not be approved for use under all of the circumstances requested, which could limit the uses of our products and adversely impact potential product sales, and that such clearance or approval may require costly, post-

marketing follow-up studies. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
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
Our products may never gain any significant degree of market acceptance, and a lack of market acceptance would have a material adverse effect on our business. *
          We cannot assure you that our products will gain any significant degree of market acceptance among physicians or patients, even if necessary regulatory and reimbursement approvals are obtained. We believe that recommendations by physicians will be essential for market acceptance of our products; however, we cannot assure you that any recommendations will be obtained. Physicians will not recommend the products unless they conclude, based on clinical data and other factors, that the products represent a safe and acceptable alternative to other available options. In particular, physicians may elect not to recommend using our products in surgical procedures until such time, if ever, as we successfully demonstrate with long-term data that our products result in patency rates comparable to or better than those achieved with hand-sewn anastomoses, and we resolve any technical limitations that may arise.
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
          Market acceptance of our products is also dependant on our ability to demonstrate consistent quality and safety of our products. Our recent recall of certain C-Port xA devices may impact physicians’ perception of our products.
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

Because one customer accounts for a substantial portion of our product revenue, the loss of this significant customer could cause a substantial decline in our revenue. *
          We derive a substantial portion of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the six month period ended December 31, 2006, sales to Century accounted for approximately 61% of our total product revenue. We expect that Century will continue to account for a substantial portion of our revenue in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
          A number of different technologies exist or are under development for performing anastomoses, including sutures, mechanical anastomotic devices, suture-based anastomotic devices and shunting devices. Currently, substantially all anastomoses are performed with sutures and, for the foreseeable future we believe that sutures will continue to be the principal alternative to our anastomotic products. Sutures are far less expensive than our automated anastomotic products, and other anastomotic devices may be less expensive than our own. Surgeons, who have been using sutures for their entire careers, may be reluctant to consider alternative technologies, despite potential advantages. Any resistance to change among practitioners could delay or hinder market acceptance of our products, which would have a material adverse effect on our business.
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

Our manufacturing facilities, and those of our suppliers, must comply with applicable regulatory requirements. Failure to obtain regulatory approval of our manufacturing facilities would harm our business and our results of operations. *
          Our manufacturing facilities and processes are subject to periodic inspections and audits by various U.S. federal, U.S. state and foreign regulatory agencies. For example, our facilities have been inspected by State of California regulatory authorities pursuant to granting a California Device Manufacturing License, but not, to date, by the FDA. Additionally, to market products in Europe, we are required to maintain ISO 13485:2003 certification and are subject to periodic surveillance audits. We are currently ISO 13485:2003 certified; however, our failure to maintain necessary regulatory approvals for our manufacturing facilities could prevent us from manufacturing and selling our products.
          Additionally, our manufacturing processes and, in some cases, those of our suppliers are required to comply with FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port, C-Port and C-Port xA. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our device and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.
          We may also be required to recall our products due to manufacturing supply defects. For example, we recently initiated a voluntary recall of 55 units of our C-Port xA device from specific manufacturing lots. Internal testing had revealed a supplier manufacturing defect in a single component of the device in the most recently received incoming lots of this component. Only a portion of the C-Port xA devices in specific manufacturing lots were affected. A portion of the devices manufactured in the affected lot was utilized in patients prior to the recall. While we believe that the altered product does not present a hazard to patients, we may incur liabilities to patients in connection with these devices. This recall had a negative impact on our revenues for the quarter ended December 31, 2006 and will have a negative effect on our revenues for the quarter ending March 31, 2007. If we issue additional recalls of our products in the future, our revenues and business could be further harmed.
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
          As of December 31, 2006, we had 64 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
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
          We are aware of patents issued to third parties that contain subject matter related to our technology. We cannot assure you that these or other third parties will not assert that our products and systems infringe the claims in their patents or seek to expand their patent claims to cover aspects of our products and systems. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may be required to redesign our products to avoid infringement, and it may not be possible to do so effectively. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the C-Port, C-Port xA or PAS-Port systems or any other product we may develop, which would have a significant adverse impact on our business.
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
We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer. *
          We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in endoscopic surgery, general vascular surgery or other markets. However, the process of researching and developing anastomotic devices is expensive, time-consuming and unpredictable. Our efforts to create products for these new markets are at a very early stage, and we may never be successful in developing viable products for these markets. Even if our development efforts are successful and we obtain the necessary regulatory and reimbursement approvals, we cannot assure you that these or our other products will gain any significant degree of market acceptance among physicians, patients or health care payors. Accordingly, we anticipate that, for the foreseeable future, we will be substantially dependent upon the successful development and commercialization of anastomotic systems and instruments for cardiac surgery, mainly the PAS-Port, C-Port and C-Port xA systems. Failure by us to successfully develop and commercialize these systems for any reason, including failure to overcome regulatory hurdles or inability to gain any significant degree of market acceptance, would have a material adverse effect on our business, financial condition and results of operations.
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
We could be exposed to significant product liability claims, which could be time consuming and costly to defend, divert management attention, and adversely impact our ability to obtain and maintain insurance coverage. The expense and potential unavailability of insurance coverage for our company or our customers could adversely affect our ability to sell our products, which would adversely affect our business. *
          The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and C-Port xA systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of February 5, 2007, we were not aware of any existing product liability claims.
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
          Some of our customers and prospective customers may have difficulty in procuring or maintaining liability insurance to cover their operations and use of the C-Port, C-Port xA or PAS-Port systems. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using the C-Port, C-Port xA or PAS-Port systems and potential customers may opt against purchasing the C-Port, C-Port xA or PAS-Port systems due to the cost or inability to procure insurance coverage.
We sell our systems internationally and are subject to various risks relating to these international activities, which could adversely affect our revenue.
          To date, the majority of our revenue has been attributable to sales in international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international customer and, therefore, less competitive in international markets, which could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:
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

We are dependent upon key personnel, the loss of any of which could have a material adverse affect on our business.
          Our business and future operating results depend significantly on the continued contributions of our key technical personnel and senior management, including those of our co-founder, CEO and President, Bernard Hausen, M.D., Ph.D. These services and individuals would be difficult or impossible to replace and none of these individuals is subject to a post-employment non-competition agreement. While we are subject to certain severance obligations to Dr. Hausen, either he or we may terminate his employment at any time and for any lawful reason or for no reason. Our business and future operating results also depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Additionally, although we have key-person life insurance in the amount of $3.0 million on the life of Dr. Hausen, we cannot assure you that this amount would fully compensate us for the loss of Dr. Hausen’s services. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.
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
          Our research and development and manufacturing activities involve the use of hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot entirely eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of these materials. If one of our employees were accidentally injured from the use, storage, handling or disposal of these materials, the medical costs related to his or her treatment should be covered by our workers’ compensation insurance policy. However, we do not carry specific hazardous waste insurance coverage, and our property and casualty and general liability insurance policies specifically exclude coverage for damages and fines arising from hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory clearances or approvals could be suspended or terminated.
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
          We have incurred net losses since our inception in October 1997. As of December 31, 2006, our accumulated deficit was approximately $66.5 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including the successful commercial launch of our C-Port and C-Port xA systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006, the C-Port xA system in Europe in July 2006 and in the United States in November 2006, and the PAS-Port system in Japan in 2004. Our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.
          Our cost of product revenue was 179% and 233% of our net product revenue for the six month periods ending December 31, 2006 and 2005, respectively. We expect to continue to have high costs of product revenue for the foreseeable future. In addition, we expect that our operating expenses will increase as we commence our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the C-Port, C-Port xA and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We currently lack a significant source of product revenue and we may not become or remain profitable.
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
          Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least 15 months from December 31, 2006. Because we do not anticipate that we will generate significant product revenue for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our future liquidity and capital requirements will depend upon, and could increase significantly as a result of, numerous factors, including:
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
If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our substantial debt obligation that becomes due in 2008.
          As of December 31, 2006, we had an aggregate principal amount of approximately $3.0 million in long-term note payable to Century that matures in June 2008. This substantial indebtedness has and will continue to impact us by:
•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.
          Currently we are not generating positive cash flow. Adverse occurrences related to our product commercialization, development and regulatory efforts would adversely impact our ability to meet our obligations to repay the principal amount on our note when due in June 2008. If we are unable to satisfy our debt service requirements, we may not be able to continue our operations. We may not generate sufficient cash from operations to repay our note or satisfy any additional debt obligations when they become due and may have to raise additional financing from the sale of equity or debt securities, enter into commercial transactions or otherwise restructure our debt obligations. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair the value of our common stock.
Existing creditor has rights to our assets that are senior to our stockholders.
          An existing arrangement with our current lender, Century, as well as future arrangements with other creditors, allow or may allow this creditor to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligation for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations and would have priority over any of our capital stock, including any liquidation preference of the preferred stock. After satisfaction of our debt obligations, we may have little or no proceeds left under these circumstances to distribute to the holders of our capital stock.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Unregistered Sales of Equity Securities
          On November 6, 2006, we issued 1,432,550 shares of our common stock at a conversion price of $5.00 per share to Guidant Investment Corporation, or Guidant, in consideration of the conversion and cancellation of approximately $7.2 million of principal owing to Guidant under certain notes payable. The issuance was made in reliance on Rule 506 promulgated under the Securities Act of 1933, as amended, and was made without general solicitation or advertising. Guidant is an accredited investor with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment purposes only.
          Allen & Company, LLC received $250,000 for advisement services in connection with cancellation of the notes payable to Guidant. John Simon, a member of our Board of Directors, is affiliated with Allen & Company, LLC. No other payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.
Issuer Purchases of Equity Securities
          None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
          None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          On November 8, 2006, our Annual Meeting of Stockholders was held at our corporate offices located at 900 Saginaw Drive, Redwood City, California. During this meeting, our stockholders voted on the following three proposals:
(a) The stockholders elected nine directors to serve until our Annual Meeting of Stockholders in 2007 and until their successors are elected and have qualified. The votes regarding the election of the director were as follows:

	Votes
Nominee	For	Withheld
Bernard Hausen	7,730,126	34,753
J. Michael Egan	7,730,126	34,753
Kevin Larkin	7,750,777	14,102
Richard Powers	7,750,777	14,102
Jeffrey Purvin.	7,750,777	14,102
Robert Robbins	7,750,777	14,102
John Simon	7,750,777	14,102
Stephen Yencho	7,720,133	44,746
William Younger	7,750,777	14,102
(b) To approve the Company’s 2005 Equity Incentive Plan, as amended, to: (i) increase the number of shares authorized for issuance under the 2005 Plan by 250,000 shares of common stock from an aggregate total of 400,000 shares to 650,000 shares, and (ii) eliminate the ability of the 2005 Plan’s administrator to reprice equity awards granted thereunder.

Votes For	Votes against	Abstain
5,255,493	242,248	126,902
     (c) Proposal to ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending June 30, 2007:

Votes For	Votes against	Abstain
7,738,043	24,236	2,600
ITEM 5. OTHER INFORMATION.
          On January 11, 2007, our board of directors adopted compensation arrangements for members of the board of directors who are not our employees.

ITEM 6. EXHIBITS.

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. (filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference).

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

10.2	Cardica, Inc. 2005 Equity Incentive Plan, as amended. (1)(2)

10.14	Note Conversion Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation. (2)

10.15	Registration Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation. (2)

10.16	Consent to Grant of Registration Rights and Amendment to Amended and Restated Investor Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and the investors set forth there. (2)

10.17	Cardica, Inc. Non-Employee Director Compensation. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as the like-numbered exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Compensation plan or arrangement in which executive officer or director participates.

(2)	Filed as the like-numbered exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006 and incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.

Date: February 5, 2007	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical
Officer and Director
(Principal Executive Officer)

Date: February 5, 2007	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance & Operations and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. (filed as Exhibit 3.2 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as Exhibit 3.4 to Registration Statement on Form S-1 (File No. 333-129497), as amended, and incorporated herein by reference).

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

10.2	Cardica, Inc. 2005 Equity Incentive Plan, as amended. (1)(2)

10.14	Note Conversion Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation. (2)

10.15	Registration Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation. (2)

10.16	Consent to Grant of Registration Rights and Amendment to Amended and Restated Investor Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and the investors set forth there. (2)

10.17	Cardica, Inc. Non-Employee Director Compensation. (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as the like-numbered exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Compensation plan or arrangement in which executive officer or director participates.

(2)	Filed as the like-numbered exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006 and incorporated herein by reference.