Form 10-Q
period 2007-03-31
CARDICA INC
filed 2007-05-07
CIK 1178104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     On May 1, 2007, there were 11,293,832 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands)

	March 31,	June 30,
	2007	2006
	(unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$4,183	$4,102
Short-term investments	12,382	27,978
Accounts receivable	232	164
Inventories	986	432
Prepaid expenses and other current assets	653	571

Total current assets	18,436	33,247

Property and equipment, net	1,211	1,401
Restricted cash	510	510

Total assets	$20,157	$35,158

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$496	$629
Accrued compensation	270	236
Other accrued liabilities	553	565
Current portion of leasehold improvement obligation	122	122
Current portion of note payable	1,000	—
Deferred rent	107	93
Deferred development revenue	691	—

Total current liabilities	3,239	1,645

Deferred rent	37	120
Notes payable to related party	—	10,250
Interest payable to related party	—	2,333
Note payable	2,000	3,000
Leasehold improvement obligation	41	133

Commitments and contingencies

Stockholders’ equity
Preferred stock	—	—
Common stock	11	10
Additional paid-in capital	86,133	79,843
Treasury stock at cost	(596)	(596)
Deferred stock compensation	(707)	(1,029)
Receivable from stock option exercises	—	(79)
Accumulated other comprehensive loss	(5)	(47)
Accumulated deficit	(69,996)	(60,425)

Total stockholders’ equity	14,840	17,677

Total liabilities and stockholders’ equity	$20,157	$35,158

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net revenue
Product revenue, net	$550	$290	$1,424	$650
Development revenue	561	500	1,061	500
Product and royalty revenue from related party	14	13	39	20

Total net revenue	1,125	803	2,524	1,170

Operating costs and expenses
Cost of product revenue	591	434	2,154	1,271
Research and development	1,813	1,779	4,962	4,521
Selling, general and administrative	2,368	1,511	6,641	3,657

Total operating costs and expenses	4,772	3,724	13,757	9,449

Loss from operations	(3,647)	(2,921)	(11,233)	(8,279)

Interest income	224	244	911	379
Interest expense (includes related party interest expense of $221 for the three months ended March 31, 2006, $320 and $673 for the nine months ended March 31, 2007 and 2006, respectively)	(36)	(258)	(432)	(786)
Other income (expense)	—	1	—	(4)
Gain on early retirement of notes payable to related party	—	—	1,183	—

Net loss	$(3,459)	$(2,934)	$(9,571)	$(8,690)

Basic and diluted net loss per share	$(0.31)	$(0.45)	$(0.91)	$(2.71)

Shares used in computing basic and diluted net loss per share	11,265	6,587	10,562	3,203

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	March 31,
	2007	2006
Operating activities
Net loss	$(9,571)	$(8,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547	567
Loss on disposal of property and equipment	25	2
Gain on early retirement of notes payable to related party	(1,433)	—
Stock-based compensation expenses	770	1,167
Changes in assets and liabilities:
Accounts receivable	(68)	(80)
Accounts receivable from related party	—	5
Prepaid expenses and other current assets	(82)	(320)
Inventories	(554)	112
Interest receivable from shareholders	—	(3)
Accounts payable and other accrued liabilities	(168)	542
Accrued compensation	34	316
Deferred rent	(69)	(43)
Deferred revenue	691	—
Leasehold improvement obligation	(92)	(91)
Interest payable to related party	(2,333)	673

Net cash used in operating activities	(12,303)	(5,843)

Investing activities
Purchases of property and equipment	(382)	(505)
Proceeds from sale of equipment	—	5
Purchases of short-term investments	(14,851)	(22,643)
Proceeds from sales and maturities of short-term investments	30,489	9,100

Net cash provided by (used in) investing activities	15,256	(14,043)

Financing activities
Proceeds from initial public offering of common stock, net of issuance costs	—	32,490
Payment of notes payable to related party	(3,087)	—
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	136	47
Proceeds from payment of receivable from stock option exercises	79	—
Repurchase of common stock	—	(6)

Net cash provided by (used in) financing activities	(2,872)	32,531

Net increase in cash and cash equivalents	81	12,645
Cash and cash equivalents at beginning of period	4,102	1,951

Cash and cash equivalents at end of period	$4,183	$14,596

Supplemental disclosure of cash flow information
Cash paid for interest (related party of $2,652 for the nine months ended March 31, 2007 and none in 2006)	$2,765	$115

Issuance of common stock to related party for early retirement of notes payable	$5,730	$—

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2007
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
New Accounting Standards
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.
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
     Unrealized gains or losses on available-for-sale securities at March 31, 2007 and June 30, 2006 were classified as accumulated other comprehensive loss on the accompanying balance sheet.
     Available-for-sale securities consist primarily of corporate debt securities and debt instruments of the U.S. Government and its agencies. We restrict our exposure to any single corporate issuer by imposing concentration limits. The underlying contractual maturities of the debt securities are greater than one year. Although maturities may extend beyond one year, it is management’s intent that these securities will be used for current operations, and, therefore, such investments are classified as short-term.
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
Revenue Recognition

     Revenue is recognized upon shipment of product, provided title to the product has been transferred at the point of shipment. If title to the product transfers at the point of receipt by the customer, revenue is recognized upon customer receipt of the shipment. Product revenue is recognized upon receipt of payments when collectibility is not probable. The Company does not require collateral from its customers. Amounts received in advance of meeting the revenue recognition criteria are recorded as deferred revenue. Customers have the right to return products that are defective, notwithstanding, there are no other return rights. The Company records product revenues net of product returns and discounts from the Company’s list prices for its products. The amounts of product returns and the discount amounts have not been material to date. Revenue generated from development contracts is recognized upon acceptance of specific contractually described milestones by the customer only to the extent of actual costs incurred to date. Amounts paid but not yet expended on the project are refundable and are recorded as deferred revenues until such time as project milestones are achieved. The Company includes shipping and handling costs in cost of product revenue.
NOTE 2 — STOCK-BASED COMPENSATION
     The Company adopted SFAS 123R (“SFAS 123R”), Share-Based Payments, which revises SFAS 123, Accounting for Stock-Based Compensation on November 4, 2005. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Upon adoption of SFAS 123R, the Company elected to recognize compensation expense using the graded method. Prior to the adoption of SFAS 123R in the second quarter of fiscal year 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”) and Financial Accounting Standard Board Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. The Company adopted SFAS 123R applying the “prospective method” under which it would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply Opinion 25 in future periods to equity awards outstanding at the date it adopted SFAS 123R.
     SFAS 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS 123R, and used the following assumptions for awards granted during the periods listed below:

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Risk-free interest rate	4.60%	4.83%	4.70%	4.49%
Dividend yield	—	—	—	—
Weighted-average expected life	6.0 years	6.0 years	6.0 years	6.0 years
Volatility	70%	70%	70%	70%
     Since the Company is a newly public entity with no historical data on volatility of its stock, the expected volatility used in fiscal 2007 to date and 2006 was based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     The expected term of options granted is determined using the “shortcut” method allowed by SAB 107. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The shortcut approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses of $237,000, or $0.02 per share, and $116,000, or $0.02 per share, in the three months ended March 31, 2007 and 2006, respectively, and $498,000, or $0.05 per share and $142,000, or $0.04 per share in the nine months ended March 31, 2007 and 2006, respectively. In addition, SFAS 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. The Company has recognized no such tax benefits to date.
     Included in the statement of operations were the following non-cash stock-based compensation amounts for the periods reported (in thousands).

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Cost of product revenue	$16	$6	$50	$14
Research and development	65	124	68	267
Selling, general and administrative	245	95	652	873

Total	$326	$225	$770	$1,154

     The Company recorded employee stock compensation expense associated with the amortization of deferred stock compensation of $89,000 and $109,000 for the three months ended March 31, 2007 and 2006, respectively, and $272,000 and $349,000 for the nine months ended March 31, 2007 and 2006, respectively.
     The expected future amortization expense for deferred stock compensation as of March 31, 2007 was as follows (in thousands):

Fiscal year ending June 30,
2007 (remaining)	$82
2008	323
2009	280
2010	22

$707

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
Activity in our stock-based compensation plans:

		Outstanding Options
			Weighted-
	Shares		Average
	Available for	Number of	Exercise Price
	Grant	Shares	Per Share
Balance at June 30, 2006	242,847	1,017,739	$4.32
Shares reserved	250,000	—	—
Options granted	(162,483)	162,483	5.25
Options exercised	—	(65,449)	2.06
Options forfeited	109,290	(109,290)	8.21

Balance at March 31, 2007 (unaudited)	439,654	1,005,483	$4.21

     The following table summarizes information about options outstanding, vested and exercisable at March 31, 2007 (unaudited):

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$0.30 - $2.25	211,865	4.98	210,391
$2.85	415,924	7.81	236,386
$4.38 - $8.00	325,558	8.10	65,450
$9.00	13,333	8.54	4,722
$9.75	38,803	8.71	11,039

Total outstanding	1,005,483	7.35	527,988

Options vested and expected to vest	888,949

NOTE 3 — NET LOSS PER COMMON SHARE
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and without consideration for potential common shares The following table sets forth the Company’s basic and diluted net loss per share for the three and nine month periods ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(3,459)	$(2,934)	$(9,571)	$(8,690)

Denominator:
Weighted-average common shares outstanding	11,285	6,602	10,587	3,357
Less: Weighted-average unvested common shares subject to repurchase	(5)	(15)	(7)	(25)
Less: Unvested restricted shares	(15)	—	(18)	—
Less: Vested common shares outstanding exercised with promissory notes subject to variable accounting	—	—	—	(129)

Denominator for basic and diluted net loss per share	11,265	6,587	10,562	3,203

Basic and diluted net loss per share	$(0.31)	$(0.45)	$(0.91)	$(2.71)

Outstanding securities not included in diluted net loss per share calculation
Options to purchase common stock	1,005	1,155	1,005	1,155
Vested common shares outstanding exercised with promissory notes subject to variable accounting	—	—	—	129
Unvested restricted shares	15	20	18	20
Warrants to purchase common stock	157	157	157	157

Total	1,175	1,332	1,178	1,461

NOTE 4—COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized losses on available-for-sale securities, in accordance with SFAS No. 130, Reporting Comprehensive Income.
     Comprehensive loss and its components for the three and nine month periods ended March 31, 2007 and 2006 were as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
Net loss	$(3,459)	$(2,934)	$(9,571)	$(8,690)
Change in unrealized loss on investments	4	(23)	42	(23)

Comprehensive loss	$(3,455)	$(2,957)	$(9,529)	$(8,713)

NOTE 5 —SHORT-TERM INVESTMENTS
The following is a summary of available-for-sale securities (in thousands):

	March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate bonds	$2,700	$—	$(2)	$2,698
Auction rate preferred	4,600	—	—	4,600
Commercial paper	1,281	—	(1)	1,280
Federal agency bonds	3,806	—	(2)	3,804

Total	$12,387	$—	$(5)	$12,382

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate bonds	$3,838	$—	$(11)	$3,827
Auction rate preferred	9,000	—	—	9,000
Commercial paper	8,413	—	(9)	8,404
Federal agency bonds	6,774	—	(27)	6,747

Total	$28,025	$—	$(47)	$27,978

NOTE 6—INVENTORIES
Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2007	2006
Raw materials	$501	$122
Work in progress	123	155
Finished goods	362	155

	$986	$432

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

     On February 13, 2007, the Patent Appeals Board awarded judgment against IVIT and determined that IVIT is not entitled to a patent containing the IVIT patent application’s only claim.
NOTE 8 – GUIDANT NOTE CONVERSION
     In November 2006, the Company entered into a note conversion agreement with Guidant Investment Corporation Inc., (“Guidant”) pursuant to which Guidant converted a portion of the outstanding indebtedness to Guidant into shares of the Company’s common stock. The Company had previously issued to Guidant 8.75% Notes (the “Notes”), dated August 19, 2003 and February 25, 2004 in the principal amounts of $5.0 million and $5.3 million, respectively, which would have matured in August 2008. Pursuant to the Note conversion agreement, $7.2 million of the outstanding principal amount under the Notes was converted into an aggregate of 1,432,550 shares of the Company’s common stock at a conversion price of $5.00 per share. The remaining principal balance of $3.1 million along with accrued interest of approximately $2.7 million was paid in cash to Guidant in full satisfaction of all amounts owing under the Notes, and the Notes were cancelled. In addition, a total of $250,000 of expenses were paid to Allen & Company, LLC for advisory services. This expense has been recorded as an offset to the gain on the early retirement of the notes payable to related party. The closing market price of the common stock on the delivery date was $4.00 per share, resulting in a gain on early retirement of the notes payable of $1.2 million for the nine month period ended March 31, 2007.
NOTE 9 – DISTRIBUTION AGREEMENT AND NOTE PAYABLE
     In March 2007, the Company extended the Japan Distribution Agreement with Century Medical, Inc and restructured the $3.0 million note payable. The original note of $3.0 million was due in full in June 2008 and had an interest rate of 5% per annum. The restructured note required a $1.0 million payment in April 2007 and the remaining $2.0 million is due in June 2010. The new note bears interest at 5% per annum through June 2008 and then increases to 6% per annum until maturity in June 2010. All interest due is payable quarterly. The holder of the note has a continuing security interest in all of the personal property and assets of the Company, including its intellectual property. The management of the Company reviewed the accounting impact of the note restructuring and modifications to the distribution agreement. The Company determined that the fair value of the restructured note approximated the carrying value of the original note payable, therefore no gain or loss was recorded on the transaction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
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
     In December 2005, we entered into a license, development and commercialization agreement with Cook Incorporated, or Cook, relating to development of our X-Port™ Vascular Access Closure Device, or X-Port, a product candidate of ours that is currently being studied in human feasibility studies. Under the agreement, we will develop the X-Port with Cook, and Cook will have exclusive commercialization rights to market the product for medical procedures anywhere in the body. We have received cash payments under the agreement of $2.8 million through March 31, 2007. We have recognized in development revenue an aggregate of $561,000 and $500,000 for the three month periods ended March 31, 2007 and 2006, respectively, and $1.1 million and $500,000 for the nine month periods ended March 31, 2007 and 2006, respectively, from Cook after completion to Cook’s satisfaction of certain milestones under a development plan, additional agreed upon development activities and high volume production tooling. Cook will pay us up to a total of an additional $500,000 in future milestone payments assuming achievement of the remaining development milestone under the development agreement. We may also receive royalty income based on Cook’s annual worldwide sales of the X-Port, if any.
     We manufacture the C-Port and PAS-Port systems with parts and components supplied by vendors, which we then assemble, test and package. For the nine month period ended March 31, 2007, we generated net revenue of $2.5 million and incurred a net loss of $9.6 million. As of March 31, 2007, our accumulated deficit was $70.0 million. Since our inception, we have not been profitable. We expect to continue to incur net losses for the foreseeable future.
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
     We record product revenue net of estimated product returns and discounts from the list prices for our products. The amounts of product returns and the discount amounts have not been material to date.
     Revenue generated from development contracts is recognized upon acceptance of milestone payments by the customer in accordance with contractual terms, only to the extent of actual costs incurred to date. Amounts paid but not yet expended on the project are refundable and are recorded as deferred revenues until such time as project milestones are achieved.
     Inventory. We state our inventories at the lower of cost or market, computed on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated net realizable value. Inventory write-downs are charged to cost of revenue and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.
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
     Stock-Based Compensation. During fiscal year ended June 30, 2006, we adopted Statement of Financial Accounting Standards, or SFAS 123R, Share-Based Payments, which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Under SFAS 123R, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. SFAS 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option pricing module. We value share-based awards using the Black-Scholes option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our statements of operations. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life. Total compensation expense related to unvested awards not yet recognized is approximately $739,000 at March 31, 2007 and is expected to be recognized over the next 48 months.
     Prior to the adoption of SFAS 123R in the quarter ended December 31, 2005, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standard Board, or FASB Interpretation, or FIN No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25. Upon adoption of SFAS 123R we apply the “prospective method” under which we continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as we had accounted for prior to adoption, that is, we would continue to apply APB 25 in future periods to equity awards outstanding at the date we adopted SFAS 123R. Total unamortized deferred stock-based compensation at March 31, 2007 is approximately $707,000. We expect to record aggregate amortization of stock-based compensation expenses of $82,000 for the remainder of fiscal year 2007, $323,000 in fiscal year 2008, $280,000 in fiscal year 2009 and $22,000 in fiscal year 2010.
Results of Operations
Comparison of the three months ended March 31, 2007 and 2006
     Net Revenue. Total net revenue increased by $322,000, or 40%, to $1.1 million for the three months ended March 31, 2007 compared to $803,000 for the same period in 2006. Product revenue increased by $260,000, or 90%, to $550,000 for the three months ended March 31, 2007 compared to $290,000 for the same period in 2006. The increase in product revenue for the three months ended March 31, 2007 reflected higher sales of the C-Port xA system (or C-Port system in 2006) in the United States and higher sales of the PAS-Port system in Japan compared to the same period in 2006. The C-Port system sales in the United States during the three month period ended March 31, 2006 were for only a portion of the quarter as the product had just been launched in that period following the FDA clearance in November 2005.
     On January 12, 2007, we initiated a voluntary recall of 55 units of our C-Port xA systems shipped to our customers due to a supplier manufacturing defect in a single component. Only a portion of the C-Port xA systems in specific manufacturing lots were affected. The voluntary recall was not based on any customer complaint, and we believe that the altered product did not present a hazard to patients. All recalled C-Port xA systems were replaced.
     Development revenue was $561,000 and $500,000, for the three month periods ended March 31, 2007 and 2006, respectively. The development revenue for the three month period ended March 31, 2007 was comprised of additional development activities and high volume tooling procurement for the X-Port Vascular Access Closure Device under our development agreement with Cook. The development revenue for the three month period ended March 31, 2006 was comprised of the payment from Cook for the achievement of the first development milestone for the X-Port device based upon the completion to Cook’s satisfaction of certain deliverables under the development agreement.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $157,000, or 36%, to $591,000 for the three months ended March 31, 2007 compared to $434,000 for the same period in 2006. The increase in costs in the three months ended March 31, 2007 was primarily attributable to write-offs of obsolete C-Port inventories of $114,000 and increased unit sales of C-Port xA systems in the United States and PAS-Port systems in Japan.
     All material component costs of the C-Port xA system purchased prior to the FDA clearance in November 2006 had been charged to research and development expense and not valued in product inventories on the balance sheet. The cost of product revenue for the three month period ended March 31, 2007 was favorably impacted by the sale of these systems during the period.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $34,000, or 2%, to $1.8 million for the three months ended March 31, 2007 compared to $1.8 million for the same period in 2006. The increase in costs for the three month period ended March 31, 2007 was attributable to increases in clinical trial expenses for the PAS-Port system and higher tooling expenses in support of the X-Port program for Cook, offset in part by lower facility related expenses.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $857,000 or 57%, to $2.4 million for the three months ended March 31, 2007 compared to $1.5 million for the same period in 2006. The increase in expenses in the three month period ended March 31, 2007 was attributable to higher personnel-related and travel expenses as a result of building a field sales force in the United States to sell C-Port xA systems, higher non-cash stock compensation charges, higher legal expenses associated with the on-going patent interference proceeding and higher public company expenses.
     Interest Income. Interest income decreased $20,000, or 8%, to $224,000 for the three months ended March 31, 2007 compared to $244,000 for the same period in 2006. The decrease in interest income for the three months ended March 31, 2007 was primarily due to lower cash and short-term investment balances available for investing as a result of funding our operating loss and the elimination of the related party debt and accrued interest in November 2006.
     Interest Expense. Interest expense decreased $222,000, or 86%, to $36,000 for the three months ended March 31, 2007 compared to $258,000 for the same period in 2006. The decrease in interest expense for the three months ended March 31, 2007 was due to lower average long-term debt balances outstanding during the period as a result of the elimination of the related party debt of $10.3 million in November 2006.
Comparison of the nine months ended March 31, 2007 and 2006
     Net Revenue. Total net revenue increased by $1.4 million, or 116%, to $2.5 million for the nine months ended March 31, 2007 compared to $1.2 million for the same period in 2006. Product revenue increased by $774,000, or 119%, to $1.4 million for the nine months ended March 31, 2007 compared to $650,000 for the same period in fiscal 2006. The increase in product revenue for the nine months ended March 31, 2007 reflected higher C-Port and C-Port xA system sales in the United States and higher sales of the PAS-Port system in Japan compared to the nine month period ended March 31, 2006. Our product sales in the United States for C-Port systems did not commence until January 2006.
     Development revenue of $1.1 million for the nine month period ended March 31, 2007 was comprised of payments from Cook of $500,000 for the achievement of the third milestone for the X-Port Vascular Access Closure Device and $561,000 for additional development activities and high volume tooling procurement. Development revenue for the nine month period ended March 31, 2006 of $500,000 was comprised of the first milestone in the development of the X-Port device. The achievement of these milestones and additional development activities was based upon the completion to Cook’s satisfaction of certain deliverables under the development agreement.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $883,000, or 69%, to $2.2 million for the nine months ended March 31, 2007 compared to $1.3 million for the same period in fiscal 2006. The increase in costs in the nine months ended March 31, 2007 was primarily attributable to write-offs of excess C-Port inventories of $206,000, C-Port xA inventories of $93,000 related to the product recall, lower of cost or market reserve for PAS-Port systems of $127,000, offset in part by lower scrap and obsolete expenses for the PAS-Port systems of $157,000.
     All material component costs of the C-Port xA system purchased prior to the FDA clearance in November 2006 had been charged to research and development expense and not valued in product inventories on the balance sheet. The cost of product revenue for the nine month period ended March 31, 2007 was favorably impacted by the sale of these systems during the period.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $441,000, or 10%, to $5.0 million for the nine months ended March 31, 2007 compared to $4.5 million for the same period in fiscal 2006. The increase in costs for the nine month period ended March 31, 2007 was attributable to higher clinical trial expenses for PAS-Port system, C-Port xA program costs, offset in part by lower facility related expenses and lower non-cash stock compensation charges for the period. We anticipate that research and development expenses will increase in absolute terms in future periods as we continue the clinical study for the PAS-Port system, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, legal and marketing expenses. Selling, general and administrative expenses increased $3.0 million, or 82%, to $6.7 million for the nine months ended March 31, 2007 compared to $3.7 million for the same period in fiscal 2006. The increase in expenses in the nine month period ended March 31, 2007 was attributable to higher personnel related costs of $1.3 million and higher travel expenses of $332,000 as a result of building a field sales force in the United States to sell the C-Port and C-Port xA systems, higher legal expenses of $490,000 primarily associated with the patent interference proceeding and higher public company expenses, offset in part by a decrease of $225,000 in non-cash stock-based compensation expense.
     During the nine months ended March 31, 2006, we recorded $1.3 million in non-cash stock-based compensation expense related to previously outstanding loans to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. These loans were repaid with common stock in October 2005. We recognized no non-cash stock based compensation expense related to these loans during the nine months ended March 31, 2007 or three months ended March 31, 2006. We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and the requirements of being a public company.
     Interest Income. Interest income increased $532,000, or 140%, to $911,000 for the nine months ended March 31, 2007 compared to $379,000 for the same period in 2006. The increase in interest income for the nine months ended March 31, 2007 was primarily due to higher cash and short-term investment balances available for investing as a result of our initial public offering in February 2006 and higher overall market interest rates during the period.
     Interest Expense. Interest expense decreased $354,000, or 45%, to $432,000 for the nine months ended March 31, 2007 compared to $786,000 for the same period in 2006. The decrease in interest expense for the nine months ended March 31, 2007 was due to lower average loan balances during the period as a result of the elimination of the related party debt of $10.3 million in November 2006.

     Gain on early retirement of notes payable to related party. Gain on early retirement of notes payable to related party of $1.2 million for the nine month period ended March 31, 2007 primarily resulted from the lower market value of the 1,432,550 shares of common stock issued to Guidant at a conversion price of $5.00 per share in connection with the conversion of outstanding notes in the aggregate principal amount of $7.2 million partially offset in part by $250,000 of expense paid. The closing market price of the common stock on the delivery date was $4.00 per share.
Liquidity and Capital Resources
     As of March 31, 2007, our accumulated deficit was $70.0 million. We currently invest our cash and cash equivalents in large money market funds and our short-term investments primarily in debt instruments of the U.S. government, its agencies and high-quality corporate issuers. We have financed our operations primarily through private sales of convertible preferred stock resulting in aggregate net proceeds of $38.9 million, long-term notes payable of $13.3 million and net proceeds of $32.5 million from our initial public offering.
     As of March 31, 2007, except for operating leases, we did not have any off-balance sheet liabilities. We had cash, cash equivalents and short-term investments of $16.6 million as of March 31, 2007.
     The following table discloses aggregate information, as of March 31, 2007, about our contractual obligations and the periods in which payments are due (in thousands):

		Less than 1		More than
Contractual Obligations	Total	Year	1-3 Years	3 Years
Operating lease – real estate	$634	$474	$160	$—
Notes payable, including interest	3,386	1,109	232	2,045

Total	$4,020	$1,583	$392	$2,045

     The long-term commitments under operating leases shown above consist of payments related to our real estate leases for our headquarters in Redwood City, California expiring in 2008.
     The notes payable were originally issued in connection with our Japan Distribution Agreement with Century Medical, Inc. in June 2003. We extended the distribution agreement and restructured the $3.0 million note payable in March 2007, whereby $1.0 million of the note payable was due and paid in April 2007 and the remaining $2.0 million is due in June 2010. The note bears interest at 5% per annum through June 2008 and then increases to 6% per annum until maturity in June 2010. All interest due is payable quarterly. The holder of the notes has a continuing security interest in all of our personal property and assets, including intellectual property.
     During the nine months ended March 31, 2007, we entered into a note conversion agreement with Guidant Investment Corporation, Inc., pursuant to which Guidant converted a portion of our outstanding indebtedness to Guidant into shares of our common stock. We had previously issued to Guidant 8.75% Notes (the “Notes”), dated August 19, 2003 and February 25, 2004 in the principal amounts of $5.0 million and $5.3 million, respectively, which would have matured in August 2008 along with the accrued interest payable. Pursuant to a note conversion agreement, $7.2 million of the outstanding principal amount under the Notes was converted into an aggregate of 1,432,550 shares of our common stock at a conversion price of $5.00 per share. The remaining principal balance of $3.1 million along with accrued interest of approximately $2.7 million was paid in cash to Guidant in full satisfaction of all amounts owing under the Notes, and the Notes were cancelled.
Summary liquidity and cash flow data is as follows (in thousands):

	Nine months ended
	March 31,
	2007	2006
Net cash used in operating activities	$(12,303)	$(5,843)
Net cash provided by (used in) investing activities	15,256	(14,043)
Net cash provided by (used in) financing activities	(2,872)	32,531

          Net cash used in operating activities for the nine month periods ended March 31, 2007 and 2006 was $12.3 million and $5.8 million, respectively. This use of cash for the nine months ended March 31, 2007 was primarily attributable to our net loss, a payment made to Guidant (a related party) of interest payable of $2.3 million and a $1.4 million gain on early retirement of notes payable to Guidant adjusted for non-cash stock-based compensation charges and depreciation. The use of cash for the nine months ended March 31, 2006 was primarily attributable to our net loss and an increase in prepaid and other assets primarily resulting from deferred offering costs adjusted for non-cash compensation charges and depreciation expenses.
          Net cash provided by investing activities for the nine month period ended March 31, 2007 was $15.3 million compared to net cash used in investing activities of $14.0 million for the nine month period ended March 31, 2006. Net cash provided by or used in investing activities represent net purchases, sales and maturities of investments and the purchases of property and equipment. The net cash provided by investing activities for the nine month period ended March 31, 2007 was the result of not reinvesting cash resources needed to fund our operating losses and note payable payments to Guidant during the period. The net cash used in investing activities for the nine month period ended March 31, 2006 was the result of investing excess cash resources received as a result of our initial public offering in February 2006. Purchases of property and equipment were $382,000 and $505,000 in the nine month periods ended March 31, 2007 and 2006, respectively.
          Net cash used by financing activities for the nine months ended March 31, 2007 was $2.9 million compared to net cash provided by financing activities of $32.5 million for the same period in 2006. Net cash used by financing activities for the nine months ended March 31, 2007 consisted primarily of $3.1 million paid in cash to Guidant, to retire a portion of notes payable and $250,000 paid for advisement services in conjunction with the retirement of the notes payable. Net cash provided by financing activities for the nine months ended March 31, 2006 primarily related to net proceeds of $32.5 million received from the sale of our common stock in our initial public offering completed in February 2006.
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
          We believe that our current cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through March 31, 2008. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. Additional financing may not be available at all, or in amounts or upon terms acceptable to us. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our excess cash in money market funds, auction rate preferred securities and debt instruments of the U.S. Government and its agencies, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. We do not utilize derivative financial instruments, derivative commodity instruments or other market risk-sensitive instruments, positions or transactions to any material extent. Accordingly, we believe that, while the instruments we hold are subject to changes in the financial standing of the issuer of such securities, we are not subject to any material risks arising from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices or other market changes that affect market risk sensitive instruments. Due to the short-term nature of these investments, a 1% change in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2007.
     Although substantially all of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products outside the United States. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934 as amended) were effective.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On February 13, 2007, the Patent Appeals Board awarded judgment against IVIT and determined that IVIT is not entitled to a patent containing the IVIT patent application’s only claim.
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
Because one customer accounts for a substantial portion of our product revenue, the loss of this significant customer would cause a substantial decline in our revenue. *
     We derive a substantial portion of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the nine month period ended March 31, 2007, sales to Century accounted for approximately 46% of our total product revenue. We expect that Century will continue to account for a substantial portion of our revenue in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
     We may also be required to recall our products due to manufacturing supply defects. For example, we recently initiated a voluntary recall of 55 units of our C-Port xA device from specific manufacturing lots. Internal testing had revealed a supplier manufacturing defect in a single component of the device in the most recently received incoming lots of this component. Only a portion of the C-Port xA devices in specific manufacturing lots were affected. A portion of the devices manufactured in the affected lot was utilized in patients prior to the recall. While we believe that the altered product does not present a hazard to patients, we may incur liabilities to patients in connection with these devices. This recall had a negative impact on our revenues for the quarter ended December 31, 2006. As of March 31, 2007, all recalled C-Port xA systems were replaced and this recall did not have a negative impact on our revenues for the quarter ended March 31, 2007. If we issue additional recalls of our products in the future, our revenues and business could be further harmed.
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
     As of March 31, 2007, we had 62 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
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
     On February 13, 2007, the Patent Appeals Board awarded judgment against IVIT and determined that IVIT is not entitled to a patent containing the IVIT patent application’s only claim.
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
We could be exposed to significant product liability claims, which could be time consuming and costly to defend, divert management attention, and adversely impact our ability to obtain and maintain insurance coverage. The expense and potential unavailability of insurance coverage for our company or our customers could adversely affect our ability to sell our products, which would adversely affect our business. *
     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and C-Port xA systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of May 1, 2007, we were not aware of any existing product liability claims.
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
     We have incurred net losses since our inception in October 1997. As of March 31, 2007, our accumulated deficit was approximately $70.0 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including the successful commercial launch of our C-Port and C-Port xA systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006, the C-Port xA system in Europe in July 2006 and in the United States in November 2006, and the PAS-Port system in Japan in 2004. Our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.
          Our cost of product revenue was 151% and 196% of our net product revenue for the nine month periods ending March 31, 2007 and 2006, respectively. We expect to continue to have high costs of product revenue for the foreseeable future. In addition, we expect that our operating expenses will increase as we commence our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the C-Port, C-Port xA and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
          Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through at least 12 months from March 31, 2007. Because we do not anticipate that we will generate significant product revenue for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our future liquidity and capital requirements will depend upon, and could increase significantly as a result of, numerous factors, including:
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
If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our substantial debt obligation that becomes due in 2010.
          As of March 31, 2007, we had an aggregate principal amount of approximately $3.0 million in notes payable to Century that was renegotiated in March 2007, whereby $1.0 million became due and was paid in April 2007 and the remaining $2.0 million is due in June 2010. This substantial indebtedness has and will continue to impact us by:
•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.
          Currently we are not generating positive cash flow. Adverse occurrences related to our product commercialization, development and regulatory efforts would adversely impact our ability to meet our obligations to repay the principal amount on our note when due in June 2010. If we are unable to satisfy our debt service requirements, we may not be able to continue our operations. We may not generate sufficient cash from operations to repay our note or satisfy any additional debt obligations when they become due and may have to raise additional financing from the sale of equity or debt securities, enter into commercial transactions or otherwise restructure our debt obligations. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair the value of our common stock.
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

ITEM 6. EXHIBITS.
(a) Exhibits

Exhibit
No.	Description.
10.6.1	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.† (1)

10.7.1	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. (1)

10.8.1	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc. (1)

10.14	Letter Agreement with Richard M. Ruedy.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed as the like-numbered exhibits to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 5, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: May 7, 2007	/s/ Bernard A. Hausen

Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: May 7, 2007	/s/ Robert Y. Newell

Robert Y. Newell
Vice President, Finance & Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description.
10.6.1	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.† (1)

10.7.1	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. (1)

10.8.1	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc. (1)

10.14	Letter Agreement with Richard M. Ruedy.

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed as the like-numbered exhibits to the Company’s Current Report on Form 8-K filed with the Securities Exchange Commission on April 5, 2007.