Form 10-K
period 2007-06-30
CARDICA INC
filed 2007-09-19
CIK 1178104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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

As of December 29, 2006, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $34,088,078, based on the closing price of Cardica’s common stock on the Nasdaq Global Market on December 29, 2006, of $4.72 per share.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  YES ☑     NO ☐

The number of shares of registrant’s common stock outstanding on September 6, 2007 was 13,623,260.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Stockholders to be held on November 14, 2007 are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC within 120 days after the registrant’s fiscal year ended June 30, 2007.

CARDICA, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2007

PART I

Item 1.	Business

Overview

We design and manufacture proprietary automated anastomotic systems used by surgeons to perform coronary artery bypass surgery. In coronary artery bypass grafting procedures, or CABG, veins or arteries are used to construct alternative conduits to restore blood flow beyond narrowed or occluded portions of coronary arteries, “bypassing” the narrowed or occluded portion of the artery that is impairing blood flow to the heart muscle. Our first two systems, the C-Port® Distal Anastomosis System, or C-Port system, and the PAS-Port® Proximal Anastomosis System, or PAS-Port system, provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. Our C-Port systems are each used to perform a distal anastomosis, which is the connection of a bypass graft vessel to the occluded vessel down-stream of the occlusion. Our PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta, the source of blood for the bypass. We currently sell C-Port systems in the United States and Europe, and the PAS-Port system in Europe and in Japan through our distributor, Century Medical, Inc., or Century. As of June 30, 2007, we had sold over 1,900 C-Port systems in Europe and the United States. According to Century, the PAS-Port system has been used in Japan in over 200 hospitals and has an estimated 20% market share of all proximal anastomoses using a vein as at least one of the bypass grafts. As of June 30, 2007, more than 5,900 PAS-Port systems had been sold in Europe and Japan. Our strategy is to further enhance and leverage our technology to develop additional automated anastomotic systems that facilitate the performance of minimally invasive endoscopic coronary bypass surgery, as well as automated systems to be used in other surgical applications, such as vascular closure.

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

We initially received the CE Mark, which is required for marketing in the European Union, for the initial commercial version of the C-Port system in April 2004, and we received 510(k) clearance from the Federal Drug Administration, or FDA, to market the initial commercial version of our C-Port system in the United States in November 2005. 510(k) clearance is required for marketing in the United States. We received 510(k) clearance from the FDA to market our C-Port® xA Distal Anastomosis System, or C-Port xA system, the next generation of our initial C-Port product, in the United States in November 2006 and 510(k) clearance from the FDA to market our C-Port® Flex A Anastomosis System, or C-Port Flex A system, in the United States in March 2007. We refer to our C-Port system, C-Port xA system and C-Port Flex A system as our C-Port systems.

The PAS-Port system received the CE Mark in March 2003 and regulatory approval from Japanese regulatory authorities in January 2004 for distribution in Japan. In June 2006, we commenced a randomized, prospective clinical trial in 12 centers in the United States and in Europe to study further the safety and efficacy of the PAS-Port system. We completed enrollment of 220 patients in this clinical trial in March 2007 and expect to complete nine-month follow up in early 2008.

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

Recently, some manufacturers have introduced drug-eluting stents, which incorporate, on the surface of the stent, specially formulated, slow-release drugs designed to prevent restenosis. According to published studies, currently marketed drug-eluting stents have been shown in clinical trials to reduce the rate of restenosis, within the first nine months after placement, to less than 10%. Market adoption of drug-eluting stents has been rapid, and industry observers had predicted that drug-eluting stents would capture approximately 90% of the stent market within three years. In the past year, some studies have been presented that associate drug eluting stents with late stage thrombosis, or clotting, which can be an adverse event. Drug eluting stents are still widely used with a current market share in the range of 70-80%.

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

Bypass Surgery.  CABG involves the construction of an alternative path to bypass a narrowed or occluded coronary artery and restore blood flow from the aorta to an area past the occlusion. This procedure can be accomplished using either veins or arteries as bypass grafts. Veins are typically harvested from the patient’s leg (saphenous vein), while arteries are taken from either the patient’s arm (radial artery) or chest wall (mammary artery). One end of the harvested vessel is then generally attached to the aorta for blood inflow, and the opposite end is attached to the target coronary vessel. If a mammary artery is used as the bypass graft, it must be dissected from the chest wall, leaving one end in place, while the opposite end is attached to the target vessel, providing uninterrupted blood flow from the arterial circulation. Once in place, these grafts provide sufficient blood flow to bypass the narrowed or occluded portion of the coronary artery. (See Figure Below).

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

According to an independent analysis by Medtech Insight, a division of Windhover Information, entitled “Emerging U.S. Markets for Myocardial Revascularization, Repair, and Regeneration Products and Technologies,” dated November 2004, an estimated 260,000 CABG procedures were performed in 2005 in the United States, as compared to approximately 280,000 procedures in 2004. We believe that the decrease in CABG procedures is primarily attributable to the increase in other interventional cardiology procedures, including the increased use of drug-eluting stents. The average CABG surgery requires approximately three bypass grafts per patient, and a majority of grafts require an anastomotic connection at both ends of the graft. Assuming an average of approximately five anastomoses per CABG procedure, we estimate that approximately 1.2 million of these blood vessel connections are performed in connection with CABG procedures annually in the United States. We believe approximately two-thirds of the procedures are performed using veins as the bypass graft.

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

Surgical Techniques for Anastomoses

The current method of performing anastomoses, the most critical aspect of CABG procedures, typically employs tedious and time-consuming hand-sewn placement of individual stitches with a continuous suture to connect the bypass graft to the aorta or coronary vessels. Conventional anastomosis can require ten to 25 minutes to suture, depending upon the size and disease state of the vessels. Proper vessel alignment and suture tension among the many individually placed fine stitches are critical for optimal bypass graft blood flow and function. Furthermore, long-term clinical outcomes may be improved if the anastomosis is “compliant,” that is, if its shape and size can adapt to changes in flow and blood pressure by placement of many single sutures rather than one continuous suture. However, most surgeons prefer the use of a continuous suture because placement of individual sutures may be more technically challenging and time-consuming. Whether the surgeon elects to operate on the patient on- or off-pump, a hand-sewn proximal anastomosis generally requires clamping of the aorta and therefore carries with it the risk of neurological damage and other serious adverse effects. Recently, new technology has been introduced that allows the surgeon to perform hand-sewn proximal anastomoses to the aorta without clamping of the aorta. These facilitating devices temporarily cover the opening in the aortic wall from the inside while the surgeon places the stitches to create the anastomosis and are removed after the anastomosis has been completed to allow blood flow into the bypass graft. We believe these systems, in their current implementations, are not suitable for endoscopic bypass surgery.

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

Our Solutions

We design and manufacture proprietary automated anastomotic systems used by surgeons to perform anastomoses during on-or off-pump CABG procedures. We believe that by enabling consistent and reliable anastomoses of the vessels at this most critical step in CABG surgery through a fast, automated process, our products can improve the quality and consistency of these anastomoses, which we believe will ultimately contribute to improved patient outcomes. We have designed our products to meet the needs of surgeons, including:

•	Physiological features. Our clips use medical grade stainless steel that is identical to that used in conventional coronary stents, which is known to be compatible with the human body (in the absence of allergies to certain components of medical grade stainless steel). Our products minimize trauma to both the graft and target vessel during loading and deployment, thereby reducing the risk of scar formation and associated narrowings or occlusions. Additionally, our PAS-Port system can be used without clamping the aorta, which has been shown to be a cause of adverse events, including neurological complications. In addition, our C-Port system creates compliant anastomoses, which potentially allow the shape and size of the anastomosis to adapt to changes in flow and blood pressure.

•	Handling features. Our anastomotic systems can create anastomoses more rapidly than hand suturing, resulting in a surgical procedure that can be performed more quickly. For example the PAS-Port system can be set-up and deployed in approximately three minutes compared with approximately ten to 25 minutes for a hand-sewn anastomosis. In addition, the system is easy to use, typically requiring only a few hours of training to become technically proficient in the technique. The C-Port system is compatible with coronary arteries as small as 1.3 millimeters in internal diameter, which is typically the lower limit of target vessels considered to be candidates for revascularization. The C-Port system can also be deployed at various angles, allowing access to all coronary targets during both on- and off-pump procedures. Both the C-Port system and the PAS-Port system are designed as integrated products, where all steps necessary to create an anastomosis are performed by a single tool, with one user interface. The need for target vessel preparation is minimal for the PAS-Port system, a feature that is especially important in patients undergoing a second or third coronary bypass procedure with the presence of significant scarring in and around the heart and aorta.

•	Standardized results. Our products enable consistent, reproducible anastomoses, largely independent of surgical technique and skill set, using a wide range in quality of graft tissues. In comparison with hand-sewn sutures, our systems offer mechanically-governed repeatability and reduced procedural complexity.

•	Reduced costs. Because our products can help to expedite the CABG procedure, we believe that they may contribute to reduced operating room time and associated expenses, partially offset by the increased cost of our products compared to current alternatives, such as sutures. Additionally, our C-Port system creates anastomoses rapidly and does not require the interruption of blood flow. It may reduce some of the technical challenges inherent in performing anastomosis in off-pump procedures, which may advance adoption of the off-pump approach. By helping more surgeons perform off-pump CABG, the need for a costly pump may also be reduced or eliminated, thereby potentially reducing the total costs of the procedure. The C-Port Flex A allows the surgeon to perform coronary revascularization through small openings in the chest wall, thereby reducing the trauma and morbidity associated with the CABG procedure which therefore may help reduce costs by reducing the time to patient discharge. Finally, to the extent complications such as strokes or injury to the heart muscle decrease, post-operative costs of a CABG procedure may be significantly reduced.

Our Strategy

Our goal is to become the leading provider of automated anastomotic systems for cardiac bypass surgeries. Although CABG may offer the most effective treatment for many patients with coronary artery disease, patients are often deterred by the invasiveness and trauma associated with the procedure. As a result, some patients may opt to accept less invasive procedures, such as balloon angioplasty and coronary stent implantation, even though the procedure may result in a less favorable outcome for that patient. For CABG to be a more attractive treatment alternative, surgeons must strive to decrease the invasiveness and trauma associated with current procedures by introducing endoscopic or keyhole surgery for CABG, similar to the success seen in laparoscopic or arthroscopic procedures over the past decade. However, for endoscopic CABG to be widely adopted, several challenges must be overcome, including, most significantly, the development and successful implementation of innovative technology that safely accomplishes the most critical step in this procedure, the anastomosis. We believe that our anastomotic technology beginning with the C-Port Flex A will become a key enabling technology for endoscopic CABG.

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

The principal elements of our strategy to achieve our vision and goals include:

•	Driving market adoption of the C-Port and PAS-Port systems. We intend to drive commercial adoption of our C-Port systems, our PAS-Port system and future products by marketing them as integrated anastomotic tools for use in both on- and off-pump CABG procedures. We believe clinical data from our product trials and evidence of the cost-effective nature of our systems compared with alternatives will be key factors in driving physician adoption of our products. We intend to continue to seek to obtain persuasive clinical data on patient outcomes, procedure times and costs and quality of outcome through post-marketing studies, registry trials and physician-initiated studies to further drive market adoption.

•	Expanding our sales and marketing effort. We are building a direct sales force to market and sell the C-Port system in the United States. Our U.S. sales force is initially targeting selected influential surgeons in high volume cardiac surgery centers. Through this effort, we will seek to increase both confidence in and demand for our products. If we obtain FDA clearance or approval of the PAS-Port system or other products in the field of cardiac surgery, the same sales force will be responsible for selling these products. We also intend to increase the number of distributors carrying our products in Europe and Asia.

•	Capitalizing on our proprietary technology to develop next-generation products for endoscopic cardiac procedures. We believe that the evolution of endoscopic CABG procedures, which would offer faster post-operative patient recovery times, long-term graft patency and a low incidence of adverse outcomes, could increase the number of CABG procedures performed. To help propel the effort toward more viable cardiac endoscopic procedures, we plan to develop flexible, next-generation automated anastomotic systems designed to facilitate minimally invasive endoscopic CABG. We have received a grant from the National Institutes of Health, or NIH, which will, in part, support us in our efforts to reach the goal of developing products for use in endoscopic surgery.

•	Establishing a strong proprietary position. As of June 30, 2007, we had 50 issued U.S. patents, 62 additional patent applications in the United States, four issued foreign patents and another six patent applications filed in selected international markets. We plan to continue to invest in building our intellectual property portfolio.

•	Leveraging our core competency to develop innovative products for other surgical applications. We believe that our core technology, which comprises extensive technological innovations, can be adapted for a variety of surgical applications and disease indications. For example, we are currently developing products for use in other applications, such as vascular and patent foramen ovale, or PFO, closure. We plan to continue to seek market opportunities in related fields to develop additional products that leverage our core strengths in surgical stapling and closure.

Our Products

We have developed four proprietary products to perform anastomoses, the C-Port system, C-Port xA system, C-Port Flex A system and the PAS-Port system. The C-Port systems automate a distal anastomosis between the graft vessel and target artery. The initial C-Port system has been studied using veins rather than arteries as the graft vessel and has received FDA 510(k) clearance for the creation of anastomoses between grafts and target vessels generally. The C-Port xA system our next generation of the C-Port system, was developed to use veins and arteries as the bypass graft vessel and received 510(k) clearance in November 2006. A new generation of the C-Port xA system, the C-Port Flex A system, designed to further enable minimally invasive CABG surgery, received 510 (k) clearance from the FDA in March 2007. The PAS-Port system automates the performance of a proximal anastomosis between a graft vessel, typically a saphenous vein, and the aorta. A study shows that patients who undergo a CABG procedure typically receive at least three bypass grafts, of which we believe a majority are performed using one artery and two veins as the bypass graft vessels.

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

The C-Port system received the CE Mark in April 2004 for marketing in the European Union and 510(k) clearance from the FDA in November 2005

C-Port® xA Distal Anastomosis System

The C-Port xA system is our next generation C-Port system. In November 2006, we received 510(k) clearance of the C-Port xA system for the same intended use as the C-Port system. The C-Port xA system features several modifications designed to improve the safety and reliability of the system, including a change from a spring-driven to a gas release-driven stapling mechanism, optimizing the staple configuration to further stabilize the graft; incorporation of non-traumatic vessel clamps to better position the graft vessel for anastomosis; and incorporation of safety mechanisms to minimize the chance of unintentional staple deployment. The C-Port xA system is also designed to deploy more staples around the periphery of the anastomosis than the original C-Port system to help provide leak-proof sealing without the need for additional stitches at either end of the anastomosis, as required with the original C-Port system. Finally, the C-Port xA system is suitable for all grafts typically used in CABG procedures with a wall thicknesses of less than 1.4 millimeters.

C-Port® Flex A Anastomosis System

The C-Port Flex A system includes modifications to the C-Port xA system that are designed to enable automated anastomoses to be performed as part of minimally invasive and robot-facilitated CABG procedures. In March 2007, we received 510(k) clearance from the FDA to market the C-Port Flex A system in the U.S. The C-Port Flex A system includes all the features and benefits of the C-Port xA system and has a flexible, rather than rigid, shaft. The flexible shaft is designed to allow the working end of the device that creates the anastomosis to be inserted through a 12-millimeter diameter port to access the chest cavity and heart. The device is designed to be loaded with the bypass graft vessel inside or outside the chest cavity and deployed to create the anastomosis to the coronary artery. This product is designed to enable technology for completion of robotically assisted, including endoscopic, CABG surgery through four or five relatively small incisions between the ribs. Avoiding both the incision through the sternum and the use of artificial circulation (“the pump”) should significantly reduce patient trauma and accelerate post-operative recovery. We received a grant from the NIH to conduct preclinical animal-model studies with the C-Port Flex A system.

As of June 30, 2007, we had sold an aggregate of over 1,900 of all the varieties of our C-Port systems.

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

The PAS-Port system is approved for sale and marketed in Europe and Japan. As of June 30, 2007, over 5,900 PAS-Port systems had been sold, primarily in Japan. In addition, we completed enrollment in March 2007 of 220 patients in 12 sites in the U.S. and Europe in a prospective, randomized, multi-center and multi-national clinical trial under an Investigational Device Exemption, or IDE, from the FDA to evaluate the safety and efficacy of the PAS-Port system.

Collaborations and Future Product Programs

Our product research and development efforts are focused on building innovative devices that enhance our current products or leverage our core competency in mechanical clip formation for applications in endoscopic CABG and other medical fields. To date, we have two contracts with Cook Incorporated, or Cook, to apply our proprietary technology to solve other medical needs.

Cook Vascular Closure Device

We believe that our proprietary technology used in our automated vascular anastomosis systems may provide an innovative, simple mechanical solution to close the vascular access sites used in interventional vascular procedures. We are currently developing the Cook Vascular Closure Device, formerly called the X-Port tm Vascular Access Closure Device to address this clinical need.

Similar to our other products, the Cook Vascular Closure Device consists of a deployment tool and a vascular clip. At the end of an interventional vascular procedure, the surgeon inserts the deployment tool into a standard introducer sheath and then simply presses a button to deploy a micro-stainless steel clip over the opening in the vessel wall, sealing off the vascular access site.

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

It is estimated that approximately 8.5 million diagnostic and interventional catheterization procedures will be performed worldwide in 2005. In each of these procedures, the access site must be closed by one of these closure methods. It is estimated that in approximately 45% of these patients a device is employed. The worldwide market for femoral artery closure devices was estimated to be approximately $500 million in 2005 and is estimated to increase to approximately $790 million by 2008.

We have targeted this rapidly growing market because we believe that, by integrating many of the desired features into a single product, the Cook Vascular Closure Device, if it is successfully developed and receives regulatory clearance or approval, may be well-positioned to outperform existing vascular access closure devices. This device is designed to have the following advantages:

•	a simple user interface;

•	placement through the same introducer sheath used for the interventional procedure, thereby eliminating the need for the exchange of the introducer sheath as typically required in many of the competitive devices;

•	minimal amount of foreign material in the vessel wall with only a fraction of this material exposed to blood;

•	a low manufactured cost; and

•	scalable to various sizes of introducer sheaths.

We completed preclinical animal-model studies of the Cook Vascular Closure Device to assess its safety and efficacy and Cook completed initial human feasibility clinical trials. Cook’s quality system certification has been successfully expanded to include vascular closure devices in preparation for marketing the Cook Vascular Closure Device in the European Union. Cook can label the Cook Vascular Closure Device with the CE mark of conformity at any time in accordance with Cook’sexpanded certification and internal procedures.

Agreements with Cook Incorporated

On December 9, 2005, we entered into an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook will fund certain development activities and we and Cook will jointly develop the device, under the direction of a Development Committee that includes representatives from each party. Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. The parties may also agree to perform research on the product in new formats, in which case Cook would reimburse us for work we perform in connection with such research.

During fiscal year 2007, we received payments aggregating $1.8 million for development work and production tooling that we recorded partly as development revenue under the agreement. We received payments totaling $1.0 million in development milestone payments in fiscal year 2006. Cook will also pay us up to a total of an additional $0.5 million in future payments if additional development milestones are achieved. We may potentially receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device. This royalty is reduced if Cook sells a designated number of product units per calendar year for a defined period of time, and may also be reduced if patents are not issued covering the product in certain countries within a defined period of time. Certain minimum royalty payments are required under the agreement, which may be reduced during time periods in which certain product improvements are being developed because product sales are unexpectedly low for reasons other than Cook’s failure to commercialize diligently the product.

Cook must use commercially reasonable efforts to develop a production version of the product, and to obtain a CE mark and apply for FDA approval of the product, at its own expense. Additionally, Cook must use commercially reasonable efforts to commercialize the product following regulatory approval. We must supply a certain number of product units for Cook’s use in development of the product. Cook has the right to manufacture the product during later stages of development, and has the obligation to supply the product for commercial purposes. The term of the agreement will expire on December 9, 2025, subject to a five-year renewal by mutual agreement between Cook and us. Cook may terminate the agreement for convenience at any time, and either party may terminate the agreement for uncured material breach by the other party.

If the agreement is terminated either by Cook for convenience, or by us for Cook’s material breach, then Cook must pay to us a pro-rated payment for work performed by us under the development plan prior to such termination, not to exceed an amount equal to the milestone payments made during the term of the agreement plus $300,000. Additionally, in such case, Cook must transfer to us certain technology and regulatory filings and assist us in other respects to enable us to develop, manufacture and commercialize the product, and Cook agrees not to sue us under certain intellectual property rights as necessary to allow us to continue, on our own or with or through third parties, to make, use, sell, offer for sale and import the product anywhere in the world for use in medical procedures in the body. In such case, for five years after such termination (unless a court does not determine that our termination for Cook’s breach was proper), Cook cannot grant to any competitor of ours a license under Cook’s intellectual property rights to facilitate the competitor in making, using, selling, offering for sale or importing the Cook Vascular Closure Device or any improvement anywhere in the world for use in medical procedures in the body.

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

Cook has the first right to enforce the Cook Vascular Closure Device intellectual property against third parties, and Cook bears all expenses associated with such enforcement unless we choose to participate. We may undertake such enforcement if Cook permits us to do so. In the event that a third party takes legal action to assert intellectual property rights against us and/or Cook with regard to the product, then Cook may offset against the total royalty payment due to us a portion of any monies expended by Cook in defending against the action.

On June 12, 2007, we entered into an agreement with Cook to develop and commercialize a specialized device to close the PFO. A PFO is a relatively common heart defect in approximately 15 to 20 percent of the general population. Under the agreement, we and Cook will jointly develop the device, under the direction of a Development Committee that includes representatives from each party. Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Closure Device.

During fiscal year 2007, we received $500,000 of the $900,000 signing fee. In fiscal year 2008, we will receive the balance of the signing fee and in fiscal year 2008 and fiscal year 2009 we are eligible to receive approximately $2.7 million in additional milestone payments as we accomplish key deliverables under the development plan over the next 12-18 months. After the product achieves satisfactory clinical results and regulatory approvals, we may potentially receive a royalty based on Cook’s annual worldwide sales of the PFO Closure Device. This royalty is reduced if Cook sells a designated number of product units per calendar year for a defined period of time, and may also be reduced if patents are not issued covering the product in certain countries within a defined period of time. Certain minimum royalty payments are required under the agreement, which may be reduced during time periods in which certain product improvements are being developed because product sales are unexpectedly low for reasons other than Cook’s failure to commercialize diligently the product.

Cook must use commercially reasonable efforts to develop a production version of the product, and to apply for a CE mark and FDA approval of the product, at its own expense. Additionally, Cook must use commercially reasonable efforts to commercialize the product following regulatory approval. We must supply a certain number of product units for Cook’s use in development of the product. Cook has the right to manufacture the product during later stages of development, and has the obligation to supply the product for commercial purposes. The term of the agreement will expire on June 12, 2027, subject to renewal by mutual agreement between Cook and us. Cook may terminate the agreement for convenience at any time, and either party may terminate the agreement for uncured material breach by the other party.

If the agreement is terminated either by Cook for convenience, or by us for Cook’s material breach, then Cardica will reimburse Cook a pro-rated amount of the current phase payment based on the amount of the phase payment less the expenses of any work actually performed including an overhead factor. Additionally, in such case, Cook must transfer to us certain technology and regulatory filings and assist us in other respects to enable us to develop, manufacture and commercialize the product, and Cook agrees not to sue us under certain intellectual property rights as necessary to allow us to continue, on our own or with or through third parties, to make, use, sell, offer for sale and import the product anywhere in the world for use in medical procedures. We will reimburse Cook up to $50,000 for documented expenses related to the transfer and if an IDE, premarket approval, or PMA, is undertaken by Cook for approval of the product, then the filing fees, transfer costs and other costs associated with the IDE and PMA, such as the costs of clinical studies, to be paid by us will not exceed an amount to be negotiated in good faith and can be paid in ten equal installments due semiannually. In such case, for five years after such termination (unless a court does not determine that our termination for Cook’s breach was proper), Cook cannot grant to any competitor of ours a license under Cook’s intellectual property rights to facilitate the competitor in making, using, selling, offering for sale or importing the Cook PFO Closure Device or any improvement anywhere in the world for use in medical procedures in the body.

If Cook terminates the agreement for our breach after it has paid to us all of the milestone payments, then Cook’s license survives such termination, subject to its continuing obligation to pay royalties to us. If Cook terminates the agreement for material breach by us in failing to meet any of the milestone phases defined in the agreement, then we must repay the amount of the milestone phase payment, less certain costs we incurred in developing the product.

Cook has the first right to enforce the Cook PFO Closure Device intellectual property against third parties, and Cook bears all expenses associated with such enforcement unless we choose to participate. We may undertake such enforcement if Cook permits us to do so. In the event that a third party takes legal action to assert intellectual property rights against us and/or Cook with regard to the product, then Cook may offset against the total royalty payment due to us a portion of any monies expended by Cook in defending against the action.

Regulatory Status and Clinical Trial Summary

Regulatory Status

International

The PAS-Port system received the CE Mark in March 2003 and the C-Port system received the CE Mark in April 2004. The C-Port xA system received the CE Mark in June 2006 and the C-Port Flex A system received the CE Mark in August 2007.

United States

PAS-Port.  We commenced our European pivotal clinical trial to study our PAS-Port system in 2002. In 2001 and 2002, the FDA approved two proximal anastomosis devices for sale in the United States, the Symmetry system developed by St. Jude Medical and the CorLink system developed by Bypass, Inc. and Johnson & Johnson. The design of the pivotal clinical trial for the PAS-Port was based on the trial designs of these two predicate devices. We submitted the results of our pivotal clinical trial for the PAS-Port system to the FDA in an application for 510(k) clearance in 2003. After receiving reports of apparently device-related adverse events with the Symmetry device, the FDA revisited the criteria for a 510(k) clearance of subsequent anastomosis products. The FDA sponsored a special panel meeting on March 19, 2004 to redefine objective performance criteria for safety and efficacy of anastomosis products, which are significantly more rigorous than when we submitted our data. Following redefinition of the objective performance criteria, we resubmitted pooled data from two trials evaluating safety and efficacy of the PAS-Port system to the FDA. In April of 2005, the FDA asked the Circulatory System Devices Panel to consider the data submitted on the PAS-Port system. The panel concurred that vascular anastomotic devices have great potential and the data regarding the PAS-Port system looked promising. The majority of panel members, however, believed that more robust data were required. Following this recommendation from the panel, we withdrew our 510(k) submission. To collect data to address the new criteria, we obtained at the time a conditional approval of an Investigational Device Exemption, or IDE, for a new randomized 220 patient prospective clinical trial to be conducted in 12 sites in the United States and Europe. We began enrolling patients in this PAS-Port clinical trial in June 2006 and completed enrolling 220 patients in March 2007. We expect to complete the 9 month follow up angiograms in early 2008 and to include the results of the clinical trial as part of a 510(k) submission in the first quarter of calendar year 2008.

C-Port.  We commenced our pivotal clinical trial to study our C-Port system in 2003 and submitted the data from this trial in an application for 510(k) clearance in 2004. We received 510(k) clearance from the FDA to market the C-Port system in the United States in November 2005. In December 2005, we submitted an application for 510(k) clearance of the C-Port xA system using the C-Port as a predicate device. We received 510(k) clearance from the FDA to market the C-Port xA system in the United States in November 2006. In February 2007, we submitted an application for 510(k) clearance of the C-Port Flex A system using the C-Port xA system as a predicate device.

We received 510(k) clearance from the FDA to market the C-Port Flex A system in the United States in March 2007.

International Clinical Studies

	Number and	Enrollment
	Location of	Completion	Number of		Length of	Regulatory
Study	Sites	Date	Patients	Objective	Follow-up	Status

C-Port Pivotal Trial	5 European Sites	February 2004	133	Determine safety and efficacy of distal anastomotic device	12 months	• CE Mark received in Europe • 510(k) clearance obtained in United States
PAS-Port European Pivotal Trial	3 European Sites	September 2002	55	Determine safety and efficacy of proximal anastomotic device	24 months	• CE Mark received in Europe
PAS-Port II Trial	4 European Sites	February 2004	54	Increase data pool for study of safety and efficacy with an improved PAS-Port device	12 months
PAS-Port	4 European Sites and 8 U.S. Sites	Ongoing	220	510(k) clearance from U.S. FDA	9 months	• IDE approval
C-Port xA	5 European Sites	Ongoing	170	Obtain results for use with arterial grafts	12 months	• CE Mark received in Europe

We intend to continue to gather additional clinical data for our products to further support our sales and marketing efforts. We believe these studies will primarily consist of registry trials and physician-initiated studies.

Sales and Marketing

Our initial products focus on the needs of cardiovascular surgeons worldwide. We are building a direct sales force initially targeting selected influential surgeons in high volume cardiac surgery centers in the United States to sell our C-Port system. Approximately half of all U.S. CABG procedures are performed at 225 cardiac surgery centers. We plan to selectively target institutions within this group of centers and to conduct intensive focused marketing and training for the C-Port system and for our products that receive FDA clearance or approval in the future. Through this effort, we hope to generate wider demand for our products by training well-respected clinical supporters of our products and leveraging their reputations in the clinical community. In addition, we intend to promote our systems at major medical conventions and through other marketing efforts such as seminars, workshops, brochures and internet-based training. We will also work with our investigators to present the results of our clinical trials at cardiovascular meetings. As of June 30, 2007, we had 10 direct sales representatives, and we have trained 163 U.S. cardiac surgeons in the use of our C-Port systems.

We currently distribute our PAS-Port system in Japan through our exclusive distributor, Century Medical, Inc., or Century. In the fiscal year ended June 30, 2007, sales to Century comprised approximately 25% of our total revenue and approximately 42% of our product revenue. As of June 30, 2007, Century had trained over 300 Japanese cardiac surgeons in over 200 hospitals. Century has a direct sales organization of approximately 16 representatives who are responsible for the development of the anastomotic device market and directly contact cardiac surgeons. Century provides clinical training and support for end-users in Japan. We provide Century with promotional support, ongoing clinical training, representation at trade shows and guidance in Century’s sales and marketing efforts. Our agreement with Century expires in July 2014. The agreement renews automatically for a second five-year term if Century meets certain sales milestones. Either party may terminate this agreement if the other party defaults in performance of material obligations and such default is not cured within a specified period or if the other party becomes insolvent or subject to bankruptcy proceedings. In addition, we may terminate the agreement within 90 days following a change of control by payment of a specified termination fee.

We are currently building a distribution network in Europe and Asia for both our PAS-Port and C-Port systems. We have currently engaged SIC Systems as our exclusive distributor in Italy, and we may engage additional distributors in several other European countries; however, we do not anticipate significant product sales from Europe in part because their healthcare systems are difficult to penetrate for new higher cost medical products. We are continuing to sell to selected customers and will continue to evaluate further opportunities to expand our distribution network in Europe and in other parts of the world where the healthcare economics are conducive to the introduction and adoption of new medical device technologies. In June 2007, we engaged ACP as our exclusive distributor in Hong Kong, Taiwan, India, Australia, China and South Korea.

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

There are numerous potential competitors in the medical device, biotechnology and pharmaceutical industries, such as Boston Scientific Corporation, which acquired a division of Guidant Corporation, Edwards Lifesciences Corporation, Johnson & Johnson, Inc., Abbott Laboratories which acquired an additional division of Guidant Corporation, Medtronic, Inc. and St. Jude Medical, that are targeting the treatment of coronary artery disease broadly. Each of these companies has significantly greater financial, clinical, manufacturing, marketing, distribution and technical resources and experience than we have. In addition, new companies have been, and are likely to continue to be, formed to pursue opportunities in our market.

The landscape of active competitors in the market for anastomotic solutions is currently limited. Medtronic, with its acquisition of Coalescent Surgical, obtained the only marketed proximal anastomotic system in the United States, the Spyder, which deploys a series of nitinol-based U-Clips to attach a graft to the aorta. Several companies market systems designed to facilitate or stabilize proximal anastomoses, such as Guidant’s Heartstring

Aortic Occluder and Novare Surgical Systems’ Enclose anastomotic assist device. St. Jude Medical previously had a commercially available proximal anastomotic system that was marketed both in the United States and Europe; however, St. Jude Medical voluntarily withdrew this product from the market in 2004. Johnson & Johnson has obtained FDA clearance for a proximal system that has been developed by Bypass Inc.

Our C-Port systems are the only automated anastomosis devices for distal anastomosis cleared for marketing in the United States. The only currently marketed facilitating device for distal anastomosis is the U-Clip, which substitutes clips for sutures, but still requires manual application of typically 12 to 14 individually placed clips per anastomosis by the surgeon.

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

The Cook Vascular Closure Device, if it is successfully launched, would compete in the market for femoral artery closure devices. Two large competitors, St. Jude Medical and Abbott Vascular Devices, currently control over 80% of this market. St Jude Medical’s Angioseal vascular closure device, which is licensed from Kensey-Nash, is based on a collagen plug and has the leading market share. Other FDA-approved products in this market include Abbott Vascular Devices’ suture-based Perclose and nitinol-based StarClose devices and Medtronic’s Angiolink Stapler. In addition to these large existing and potential competitors, there are a number of venture capital-backed private companies that are developing devices and technologies for this market.

Manufacturing

Our manufacturing operations, sterile products manufacturing, packaging, storage and shipping, as well as for our research and development laboratories and administrative activities all take place at our headquarters facility. We believe that our current facilities will be sufficient to meet our manufacturing needs for at least the next two years.

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

We use or rely upon sole source suppliers for certain components and services used in manufacturing our products, and we utilize materials and components supplied by third parties, with which we do not have any long-term contracts. In recent years, many suppliers have ceased supplying materials for use in implantable medical devices. We cannot quickly establish additional or replacement suppliers for certain components or materials, due to both the complex nature of the manufacturing processes employed by our suppliers and the time and effort that may be required to obtain FDA clearance or other regulatory approval to use materials from alternative suppliers. Any significant supply interruption or capacity constraints affecting our facilities or those of our suppliers would affect our ability to manufacture and distribute our products.

Third-Party Reimbursement

Sales of medical products are increasingly dependent in part on the availability of reimbursement from third-party payors such as government and private insurance plans. Currently, payors provide coverage and reimbursement for CABG procedures only when they are medically necessary. Our technology will be used concomitantly in CABG procedures. Cardica technologies bring added costs to medical providers and may not be reimbursed separately by third-party payors at rates sufficient to allow us to sell our products on a competitive and profitable basis.

We believe the majority of bypass graft patients in the United States will be Medicare beneficiaries. Further, private payors often consider Medicare’s coverage and payment decisions when developing their own policies. The Centers for Medicare & Medicaid Services, or CMS, is the agency within the Department of Health and Human Services that administers Medicare and will be responsible for reimbursement decisions for the Cardica devices when used to treat Medicare beneficiaries during CABG surgery.

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

Under current CMS reimbursement policies, CMS offers a process to obtain add-on payment for a new medical technology when the existing DRG prospective payment rate is inadequate. To obtain add-on payment, a technology must be considered “new,” demonstrate substantial improvement in care and exceed certain payment thresholds. Add-on payments are made for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to CMS requirements before add-on payments can be made. Further, Medicare coverage is based on our ability to demonstrate the treatment is “reasonable and necessary” for Medicare beneficiaries. The process involved in applying for additional reimbursement for new medical technologies from CMS is lengthy and expensive. In November 2006, CMS denied our request for an add-on payment. According to CMS, we met the “new” criteria and exceeded the payment threshold but did not in their view demonstrate substantial improvement in care. Our products may not be awarded additional or separate reimbursement in the foreseeable future, if at all. Moreover, many private payors look to CMS in setting their reimbursement policies and payment amounts. If CMS or other agencies limit coverage and decrease or limit reimbursement payments for hospitals and physicians, this may affect coverage and reimbursement determinations by many private payors.

Medicare policies allow Medicare contractors discretion to cover items involving Category B investigational devices. However, even with items or services involving Category B devices, Medicare coverage may be denied if any other coverage requirements are not met, for example if the treatment is not medically necessary for the specific Medicare beneficiary. In our conditionally approved IDE, the PAS-Port system has been classified by the FDA as a Category B1 device. To that end, the U.S. investigational sites for our trial were able to seek specific CMS reimbursement for use of the PAS-Port system.

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

Research and Development

As of June 30, 2007, we had 19 employees in our research and development department. We currently have a preclinical program to develop the C-Port xV system designed to accommodate larger grafts and a cartridge-based C-Port xA system to facilitate and reduce the cost of multiple anastomoses in one CABG procedure. Future research and development efforts will involve continued enhancements to and cost reductions for our C-Port and PAS-Port systems and the development of the PFO closure device under our development agreement with Cook Incorporated. We are also exploring the development of other products that can be derived from our core technology platform and intellectual property. Research and development expenses for fiscal years ended June 30, 2007, 2006 and 2005 were $7.0 million, $6.5 million and $6.3 million, respectively. We expect research and development efforts and expenses to increase in absolute dollar terms as we enhance the capabilities of our current products and explore new applications and indications for our automated anastomosis technology platform.

Patents and Intellectual Property

We believe our competitive position will depend significantly upon our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of June 30, 2007, we have 50 issued U.S. patents, 62 additional U.S. patent applications, four issued foreign patents and another six patent applications filed in select international markets. Our issued patents expire between 2018 and 2024.

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

On March 16, 2006, we received notice that the Board of Patent Appeals and Interferences of the U.S. Patent and Trademark Office, or the Patent Appeals Board, declared an interference between our U.S. Patent No. 6,391,038 (which relates to our C-Port system) and a pending U.S. Patent Application 10/243,543, which patent application has been assigned to Integrated Vascular Interventional Technologies, LLC, or IVIT. An interference is a proceeding within the U.S. Patent and Trademark Office to determine priority of invention of the subject matter of patent claims. On February 13, 2007, the Board of Patent Appeals and Interferences awarded judgment against IVIT and determined that IVIT is not entitled to a patent containing the IVIT patent application’s only claim.

On May 22, 2007, we filed a complaint against IVIT in the U.S. District Court in the Northern District of California, initiating litigation against IVIT. The complaint asks the Court to invalidate the claims of IVIT’s U.S. Patent No. 7,220,768 on the grounds that they interfere with the claims of our U.S. Patent No. 7,063,712, and that they were issued in violation of federal law.

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

FDA’s Premarket Clearance and Approval Requirements.  Unless an exemption applies, each medical device distributed commercially in the United States will require either prior 510(k) clearance or PMA from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to only general controls, such as establishment registration and device listing, labeling, medical devices reporting, and prohibitions against adulteration and misbranding. Class II medical devices generally require prior 510(k) clearance before they may be commercially marketed in the United States. The FDA will clear marketing of a medical device through the 510(k)

process if the FDA is satisfied that the new product has been demonstrated to be substantially equivalent to another legally marketed device, or predicate, device, and otherwise meets the FDA’s requirements. Class II devices are also subject to general controls and may be subject to performance standards and other special controls. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, are placed in Class III, generally requiring submission of a PMA supported by clinical trial data.

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

Employees

As of June 30, 2007, we had 68 employees, including 18 employees in manufacturing, 13 employees in sales and marketing, 10 employees in clinical, regulatory and quality assurance, 8 employees in general and administrative and 19 employees in research and development. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

Corporate Information

We were incorporated in Delaware in October 1997 as Vascular Innovations, Inc. and changed our name to Cardica, Inc. in November 2001. Our principal executive offices are located at 900 Saginaw Drive, Redwood City, California 94063 and our telephone number is (650) 364-9975. We make our periodic and current reports available, free of charge, on our website as soon as practicable after such material is electronically filed with the Securities and Exchange Commission. Our website address is www.cardica.com and the reports are filed under “SEC Filings”, on the Investors/Media portion of our website.

MANAGEMENT

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of August 31, 2007:

Name	Age	Position

Bernard A. Hausen, M.D., Ph.D.	47	President, Chief Executive Officer, Chief Medical Officer and Director
Robert Y. Newell	59	Vice President, Finance & Operations, Chief Financial Officer
Douglas T. Ellison	44	Vice President, Sales and Marketing
Bryan D. Knodel, Ph.D.	47	Vice President, Research and Development
Richard M. Ruedy	40	Vice President of Regulatory, Clinical and Quality Affairs
Kevin T. Larkin(2)(3)	58	Chairman of the Board
J. Michael Egan(1)	54	Director
Richard P. Powers(1)	63	Director
Jeffrey Purvin(2)(3)	55	Director
Robert C. Robbins, M.D.(2)	49	Director
John Simon, Ph.D.	64	Director
Stephen A. Yencho, Ph.D.	46	Director
William H. Younger, Jr.(1)(3)	57	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

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

Richard M. Ruedy joined Cardica as our Vice President of Regulatory, Clinical and Quality Affairs in April 2007. From August 2004 to April 2007, Mr. Ruedy was Director of Regulatory Affairs at Abbott Vascular Devices, a medical device company. Prior to joining Abbott Vascular Devices, Mr. Ruedy was employed by Parallax Medical as Vice President of Regulatory, Clinical and Governmental Affairs from March 2003 to January 2004, and as Director, Regulatory Affairs from July 2000 to March 2003. From March 1999 to July 2000, Mr. Ruedy was Manager, Regulatory and Clinical Affairs at Tripath Imaging, Inc., a medical device company. Mr. Ruedy holds a bachelor of arts degree from Bucknell University.

Kevin T. Larkin has been a director since December 2005 and was elected Chairman of the Board in January 2007. Mr. Larkin has been President, Chief Executive Officer and a director of TherOx, a medical device company, since May 2001. From July 1998 until April 2001, Mr. Larkin was President and Chief Executive Officer of CardioVasc, a medical device company. Mr. Larkin also has held senior sales and marketing management positions with Ventritex, Medtronic and Cordis.

J. Michael Egan has been a director since August 2000 and served as the Chairman of the Board from August 2000 until January 2007. Since November 2006, Mr. Egan has been Chief Executive Officer of Steadman Hawkins Research Foundation, an orthopedic research organization From April 1996 through May 2004, Mr. Egan was President and CEO of Bluebird Development, LLC, a financial partnership with Kobayashi Pharmaceutical Company, an Osaka, Japan-based major distributor of medical devices in Asia. Mr. Egan is the chairman of the Board of Directors at: Balance Medical, a privately held medical device company, and is a director of several privately held companies and of Western Technology Investment, a registered investment company. Mr. Egan holds a B.A. degree in Business Administration from Colorado College.

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

Jeffrey Purvin joined our board in August 2006.  Since November 2006, Mr. Purvin has been chairman, president and chief executive officer of Seattle Medical Technologies, Inc., a privately held medical company developing therapies for the treatment of diabetes. Mr. Purvin was the chairman and chief executive officer of Metrika, Inc., a privately held manufacturer and marketer of multi-use disposable diabetes monitoring products, from November 2004 until July 2006, when the company was sold to the Bayer Group. Prior to Metrika, Mr. Purvin was president of the Interventional Products Division of Datascope Corporation, a diversified medical device company, from April 2001 until October 2004. Before Datascope, Mr. Purvin spent more than 20 years at GlaxoSmithKline, where he concluded his service as vice president, general manager. Mr. Purvin earned his M.B.A. in marketing at The Wharton School, University of Pennsylvania and his BA in psychology from Brown University.

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

Risks Related to Our Business

We are dependent upon the success of our current products, and we have U.S. regulatory clearance for our C-Port, C-Port xA and C-Port Flex A systems only. We cannot be certain that any of our other products will receive regulatory clearance or approval or that any of our products, including the C-Port, C-Port xA or C-port Flex A systems, will be commercialized in the United States. If we are unable to commercialize our products in the United States, or experience significant delays in doing so, our ability to generate revenue will be significantly delayed or halted, and our business will be harmed.

We have expended significant time, money and effort in the development of our current products, the C-Port, C-Port xA and C-Port Flex A systems, and the PAS-Port system. While we have received regulatory approval for the commercial sale of our C-Port, C-Port xA and C-Port Flex A systems in the United States and in the European Union and of our PAS-Port system in the European Union and Japan, we do not have clearance or approval in the United States for the PAS-Port system, later generations of the C-Port xA or C-Port Flex A systems or any other product. While we believe most of our revenue in the near future will be derived from the sales and distribution of the C-Port xA and C-Port Flex A systems, we anticipate that our ability to increase our revenue in the longer term will depend on the regulatory clearance or approval and commercialization of the PAS-Port system and later generations of the C-Port xA or C-Port Flex A systems in the United States.

If we are not successful in commercializing our C-Port, C-Port xA or C-Port Flex A systems or obtaining U.S. Food and Drug Administration, or FDA, clearance or approval of either our later generations of the C-Port xA or C-Port Flex A systems or the current generation of the PAS-Port system, or if FDA clearance or approval of any of our products is significantly delayed, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port system in the United States in January 2006, our C-Port xA system in November 2006, and our C-Port Flex A in March 2007 but sales may not meet our expectations. Although we have other products under development, we may never obtain regulatory clearance or approval of those devices. We may be required to spend significant amounts of capital or time to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of time and money to obtain

FDA clearance or approval and foreign regulatory approval. Imposition of any of these requirements could substantially delay or preclude us from marketing our products in the United States or foreign countries.

A prior automated cardiac proximal anastomosis system was introduced by another manufacturer but was withdrawn from the market, and, as a result, we may experience difficulty in commercializing our C-Port, C-Port xA, C-Port Flex A and PAS-Port systems.

A prior automated proximal anastomosis device was introduced by another manufacturer in the United States in 2002. The FDA received reports of apparently device-related adverse events, and in 2004, the device was voluntarily withdrawn from the market by the manufacturer. Because of the FDA’s experience with this prior device, the FDA has identified new criteria for the clinical data required to obtain clearance for a proximal anastomosis device like the PAS-Port. We may not be able to show that the PAS-Port satisfies these criteria, and we may therefore be unable to obtain FDA clearance or approval to market the device in the United States, which would substantially harm our business and prospects. Moreover, physicians who have experience with or knowledge of prior anastomosis devices may be predisposed against using our C-Port, C-Port xA, C-Port Flex A or PAS-Port products, which could limit our ability to commercialize them if they are approved by the FDA. If we fail to achieve market adoption, our business, financial condition and results of operations would be materially harmed.

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

In the United States, our products will be purchased primarily by medical institutions, which then bill various third-party payors, such as the Centers for Medicare & Medicaid Services, or CMS, which administer the Medicare program, and other government programs and private insurance plans, for the health care services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Under current CMS reimbursement policies, CMS offers a process to obtain add-on payment for a new medical technology when the existing Diagnosis-Related Group, or DRG, prospective payment rate is inadequate. To obtain add-on payment, a technology must be considered “new,” demonstrate substantial improvement in care and exceed certain payment thresholds. Add-on payments are made for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to CMS requirements before add-on payments can be made. Further, Medicare coverage is based on our ability to demonstrate the treatment is “reasonable and necessary” for Medicare beneficiaries. The process involved in applying for additional reimbursement for new medical technologies from CMS is lengthy and expensive. In November 2006, CMS denied our request for an add-on payment. According to CMS, we met the “new” criteria and exceeded the payment threshold but did not in their view demonstrate substantial improvement in care. Even if our products receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement in the foreseeable future, if at all. Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

We cannot assure you that CMS will provide coverage and reimbursement for our products. If a medical device does not receive incremental reimbursement from CMS, then a medical institution would have to absorb the cost of our products as part of the cost of the procedure in which the products are used. Acute care hospitals are now generally reimbursed by CMS for inpatient operating costs under a Medicare hospital inpatient prospective payment system. Under the Medicare hospital inpatient prospective payment system, acute care hospitals receive a fixed payment amount for each covered hospitalized patient based upon the DRG to which the inpatient stay is assigned, regardless of the actual cost of the services provided. At this time, we do not know the extent to which medical institutions would consider insurers’ payment levels adequate to cover the cost of our products. Failure by hospitals and physicians to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used could deter them from purchasing our products and limit our revenue growth. In addition, pre-determined DRG payments may decline over time, which could deter medical institutions from purchasing our products. If medical institutions are unable to justify the costs of our products, they may refuse to purchase them, which would significantly harm our business.

We have limited data regarding the safety and efficacy of the PAS-Port, C-Port, C-Port xA and C-Port Flex A systems and have only recently begun training physicians in the United States to use the C-Port, C-Port xA and C-Port Flex A systems. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our devices are adopted.

The C-Port, C-Port xA, C-Port Flex A and PAS-Port systems are innovative products, and our success depends upon their acceptance by the medical community as safe and effective. An important factor upon which the efficacy of the C-Port, C-Port xA, C-Port Flex A and PAS-Port systems will be measured is long-term data regarding the duration of patency, or openness, of the artery or the graft vessel. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in cardiac bypass surgery, and the results of short-term clinical experience of the C-Port, C-Port xA, C-Port Flex A and PAS-Port systems do not necessarily predict long-term clinical benefit. We believe that physicians will compare long-term patency for the C-Port, C-Port xA, C-Port Flex A and PAS-Port devices against alternative procedures, such as hand-sewn anastomoses. If the long-term rates of patency do not meet physicians’ expectations, or if physicians find our devices unsafe, the C-Port, C-Port xA, C-Port Flex A and PAS-Port systems may not become widely adopted and physicians may recommend alternative treatments for their patients. In addition, we have recently begun training physicians in the United States to use our C-Port, C-Port xA and C-Port Flex A systems. Any adverse experiences of physicians using the C-Port, C-Port xA, or C-Port Flex A systems, or adverse outcomes to patients, may deter physicians from using our products and negatively impact product adoption.

Our C-Port, C-Port xA, C-Port Flex A and PAS-Port systems were designed for use with venous grafts. Additionally, while our indications for use of the C-Port system cleared by the FDA refer broadly to grafts, we have studied the use of the C-Port systems only with venous grafts and not with arterial grafts. Using the C-Port systems with arterial grafts may not yield patency rates or material adverse cardiac event rates comparable to those found in our clinical trials using venous grafts, which could negatively affect market acceptance of our C-Port systems. In addition, the clips and staples deployed by our products are made of 316L medical-grade stainless steel, to which some patients are allergic. These allergies may result in adverse reactions that negatively affect the patency of the anastomoses or the healing of the implants and may therefore adversely affect outcomes, particularly when compared to anastomoses performed with other materials, such as sutures. Additionally, in the event a surgeon, during the course of surgery, determines that it is necessary to convert to a hand-sewn anastomosis and to remove an anastomosis created by one of our products, the removal of the implants may result in more damage to the target vessel (such as the aorta or coronary artery) than would typically be encountered during removal of a hand-sewn anastomosis. Moreover, the removal may damage the target vessel to an extent that could further complicate construction of a replacement hand-sewn or automated anastomosis, which could be detrimental to patient outcome. These or other issues, if experienced, could limit physician adoption of our products.

Even if the data collected from future clinical studies or clinical experience indicates positive results, each physician’s actual experience with our device outside the clinical study setting may vary. Clinical studies conducted with the C-Port, C-Port xA, C-Port Flex A and PAS-Port systems have involved procedures performed by physicians who are technically proficient, high-volume users of the C-Port, C-Port xA, C-Port Flex A and PAS-Port systems. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the C-Port, C-Port xA, C-Port Flex A and PAS-Port systems.

Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.

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

Even though our C-Port, C-Port xA and C-Port Flex A products have received U.S. regulatory clearance, our PAS-Port system, as well as our future products, may still face future development and regulatory difficulties.

Even though the current generation of the C-Port, C-Port xA and C-Port Flex A systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of this product or ongoing requirements for potentially costly post-clearance studies. Any of our other products, including the PAS-Port system and future generations of the C-Port, C-Port xA and C-Port Flex A systems, may also face these types of restrictions or requirements. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:

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

Market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products. Our recall in the second quarter of fiscal year 2007 of certain C-Port xA systems may impact physicians’ perception of our products.

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

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For fiscal years 2007 and 2006, sales to Century accounted for approximately 42% and 46%, respectively, of our total product revenue. We expect that Century will continue to account for a substantial portion of our revenue in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

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

To date, our manufacturing activities have consisted primarily of producing limited quantities of our products for use in clinical studies and for commercial sales in Japan, Europe and the United States. Production in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing commercial quantities, including:

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

Additionally, our manufacturing processes and, in some cases, those of our suppliers are required to comply with FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port, C-Port, C-Port xA and C-Port Flex A systems. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our device and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

We may also be required to recall our products due to manufacturing supply defects. For example, in the second quarter of fiscal year 2007 we initiated a voluntary recall of 55 units of our C-Port xA device from specific manufacturing lots. Internal testing had revealed a supplier manufacturing defect in a single component of the device in the most recently received incoming lots of this component. Only a portion of the C-Port xA devices in specific manufacturing lots were affected. A portion of the devices manufactured in the affected lot was utilized in patients prior to the recall. While we believe that the altered product does not present a hazard to patients, we may incur liabilities to patients in connection with these devices. This recall had a negative impact on our revenue for the quarter ended December 31, 2006. As of March 31, 2007, all recalled C-Port xA systems were replaced and this recall did not have a negative impact on our revenue for the quarter ended March 31, 2007. If we issue additional recalls of our products in the future, our revenue and business could be further harmed.

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

As of June 30, 2007, we had 68 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

We are dependent upon a number of key suppliers, including single source suppliers, the loss of which would materially harm our business.

We use or rely upon sole source suppliers for certain components and services used in manufacturing our products, and we utilize materials and components supplied by third parties with which we do not have any long-term contracts. In recent years, many suppliers have ceased supplying materials for use in implantable medical devices. We cannot assure you that materials required by us will not be restricted or that we will be able to obtain sufficient quantities of such materials or services in the future. Moreover, the continued use by us of materials manufactured by third parties could subject us to liability exposure. Because we do not have long-term contracts, none of our suppliers is required to provide us with any guaranteed minimum production levels.

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

We are aware of patents issued to third parties that contain subject matter related to our technology. We cannot assure you that these or other third parties will not assert that our products and systems infringe the claims in their patents or seek to expand their patent claims to cover aspects of our products and systems. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may be required to redesign our products to avoid infringement, and it may not be possible to do so effectively. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the C-Port, C-Port xA, C-Port Flex A or PAS-Port systems or any other product we may develop, which would have a significant adverse impact on our business.

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

We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in endoscopic surgery, general vascular surgery or other markets. However, the process of researching and developing anastomotic devices is expensive, time-consuming and unpredictable. Our efforts to create products for these new markets are at a very early stage, and we may never be successful in developing viable products for these markets. Even if our development efforts are successful and we obtain the necessary regulatory and reimbursement approvals, we cannot assure you that these or our other products will gain any significant degree of market acceptance among physicians, patients or health care payors. Accordingly, we anticipate that, for the foreseeable future, we will be substantially dependent upon the successful development and commercialization of anastomotic systems and instruments for cardiac surgery, mainly the PAS-Port, C-Port, C-Port xA and C-Port Flex A systems. Failure by us to successfully develop and commercialize these systems for any reason, including failure to overcome regulatory hurdles or inability to gain any significant degree of market acceptance, would have a material adverse effect on our business, financial condition and results of operations.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port, C-Port xA and C-Port Flex A systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of September 1, 2007, we were not aware of any existing product liability claims.

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

Some of our customers and prospective customers may have difficulty in procuring or maintaining liability insurance to cover their operations and use of the C-Port, C-Port xA, C-Port Flex A or PAS-Port systems. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using the C-Port, C-Port xA, C-Port Flex A or PAS-Port systems and potential customers may opt against purchasing the C-Port, C-Port xA, C-Port Flex A or PAS-Port systems due to the cost or inability to procure insurance coverage.

We sell our systems internationally and are subject to various risks relating to these international activities, which could adversely affect our revenue.

To date, the majority of our product revenue has been attributable to sales in international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international customer and, therefore, less competitive in international markets, which could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

We have incurred net losses since our inception in October 1997. As of June 30, 2007, our accumulated deficit was approximately $74.0 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including commercial sales of our C-Port system in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the

United States in 2006 and the PAS-Port system in Japan in 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.

Our cost of product revenue was 137% and 203% of our net product revenue for fiscal years 2007 and 2006, respectively. We expect to continue to have high costs of product revenue for the foreseeable future. In addition, we expect that our operating expenses will increase as we expand our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We currently lack a significant source of product revenue, and we may not become or remain profitable.

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

For fiscal year 2007, sales of our products and development activities generated only $3.5 million of revenue. For fiscal year 2006, sales of our products and development activities generated only $2.1 million of revenue. For fiscal year 2005, sales of our products and development activities generated only $2.1 million of revenue, 65% of which was from Guidant under agreements that are now terminated.

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

Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through September 30, 2008. Because we do not anticipate that we will generate significant product revenue for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our future liquidity and capital requirements will depend upon, and could increase significantly as a result of, numerous factors, including:

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

If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our debt obligation that becomes due in 2010.

As of June 30, 2007, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century that was renegotiated in March 2007, such that we paid $1.0 million in April 2007 and the remaining $2.0 million is due in June 2010. This substantial indebtedness has and will continue to impact us by:

•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

Currently we are not generating positive cash flow. Adverse occurrences related to our product commercialization, development and regulatory efforts would adversely impact our ability to meet our obligations to repay the principal amounts on our notes when due in 2010. If we are unable to satisfy our debt service requirements, we may not be able to continue our operations. We may not generate sufficient cash from operations to repay our notes or satisfy any additional debt obligations when they become due and may have to raise additional financing from the sale of equity or debt securities, enter into commercial transactions or otherwise restructure our debt obligations. There can be no assurance that any such financing or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to restructure our obligations, we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair the value of our common stock.

Existing creditors have rights to our assets that are senior to our stockholders.

An existing arrangement with our current lender Century Medical, as well as future arrangements with other creditors, allow or may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations and would have priority over any of our capital stock, including any liquidation preference of the preferred stock. After satisfaction of our debt obligations, we may have little or no proceeds left under these circumstances to distribute to the holders of our capital stock.

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

We sold shares of common stock in our IPO in February 2006 at a price of $10.00 per share, and our stock has subsequently traded as low as $3.84 per share. An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

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

Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 50.0% of our outstanding common stock as of June 30, 2007. Accordingly, these stockholders, acting as a group, have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If we sell shares of our common stock in future financings, common stockholders may experience immediate dilution and, as a result, our stock price may decline.

We may from time to time issue additional shares of common stock at a discount from the current trading price of our common stock. As a result, our common stockholders would experience immediate dilution upon the purchase of any shares of our common stock sold at such discount. In addition, as opportunities present themselves, we may enter into financing or similar arrangements in the future, including the issuance of debt securities, preferred stock or common stock. If we issue common stock or securities convertible into common stock, our common stockholders could experience dilution and our stock price may decline.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

•	FDA or other regulatory clearance or approval of our PAS-Port system, future generations of our C-Port system or our other products;

•	demand for our products;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis; and

•	our ability to obtain and protect proprietary rights.

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

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Cardica’s stockholders, through the solicitation of proxies or otherwise, during the fiscal quarter ended June 30, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock began trading on the NASDAQ Global Market on February 3, 2006, under the symbol “CRDC”. The table below sets forth the high and low sales prices for our common stock for the periods indicated:

	High	Low

Fiscal year 2007
First Quarter ended September 30, 2006	$7.95	$3.95
Second Quarter ended December 31, 2006	$9.62	$3.84
Third Quarter ended March 31, 2007	$6.10	$4.10
Fourth Quarter ended June 30, 2007	$6.45	$4.80
Fiscal year 2006
Third Quarter ended March 31, 2006 (From February 3, 2006)	$11.00	$7.75
Fourth Quarter ended June 30, 2006	$8.59	$5.75

As of July 31, 2007, there were 114 holders of record of common stock. This number does not include the number of persons whose shares are held by a nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The information required by this Item 5 concerning our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on November 14, 2007, under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Recent Sales of Unregistered Securities

We issued and sold the following unregistered securities during the fiscal year ended June 30, 2007.

1. On November 6, 2006, we issued 1,432,550 shares of our common stock at a price of $5.00 per share to Guidant Investment Corporation, or Guidant Investment, in consideration of the conversion and cancellation of approximately $7.2 million of principal owing to Guidant Investment under certain notes payable. The issuance was made in reliance on Rule 506 promulgated under the Securities Act of 1933, as amended, and was made without general solicitation or advertising. Guidant Investment is an accredited investor and represented to us that the shares were being acquired for investment purposes only.

Allen & Company, LLC received $250,000 for advisory services in connection with cancellation of the notes payable to Guidant Investment. John Simon, a member of our Board of Directors, is affiliated with Allen & Company, LLC. No other payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

2. On June 7, 2007, we entered into a securities purchase agreement in connection with a private placement to a group of accredited investors that included Sutter Hill Ventures, Wasatch Advisors, Inc. and Allen & Company Incorporated. Pursuant to the terms of the securities purchase agreement, we received approximately $11.9 million in gross proceeds from the issuance and sale of an aggregate of 2,301,337 shares of our common stock and warrants to purchase up to an aggregate of 575,347 additional shares of our common stock at an exercise price of $5.65 per share. The per unit purchase price of a share of our common stock and a warrant to purchase 0.25 of a share of our common stock was $5.16. The issuance of our common stock and the warrants was made in reliance on Rule 506 promulgated under the Securities Act of 1933, as amended, and was made without general solicitation or advertising.

Allen & Company, LLC received $360,000 for advisory services in connection with the private placement. John Simon, a member of our Board of Directors, is affiliated with Allen & Company, LLC. No other payments for such expenses were made directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates. Sutter Hill Ventures and related entities participated in the private placement. William H. Younger, Jr., a member of our Board of Directors, is affiliated with Sutter Hill Ventures.

Issuer Purchases of Equity Securities

During fiscal year 2007, we did not repurchase any equity securities.

Performance Graph

The following graph compares the cumulative 16-month total return to shareholders on Cardica, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on February 3, 2006 and tracks it through June 30, 2007.

COMPARISON OF 16 MONTH CUMULATIVE TOTAL RETURN*

Among Cardica, Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

*	$100 invested on February 3, 2006 in stock or on January 31, 2006 in index-including reinvestment of dividends.
  Fiscal year ending June 30.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements included elsewhere in this report.

The following selected balance sheet data as of June 30, 2007 and 2006 and the statements of operations data for each of the three years in the period ended June 30, 2007 have been derived from our audited financial statements, which are included elsewhere in this annual report. The selected balance sheet data as of June 30, 2005, 2004 and 2003 and the selected statements of operations data for the fiscal years ended June 30, 2004 and 2003 have been derived from our audited financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year Ended June 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statements of Operation Data:
Net revenue:
Product revenue, net	$2,103	$1,028	$719	$212	$—
Development revenue	1,370	1,000	—	—	—
Product and royalty revenue from related party, net	56	31	1,027	401	—
Development revenue from related party	—	—	310	223	—

Total net revenue	3,529	2,059	2,056	836	—
Operating costs and expenses:
Cost of product revenue (includes related-party costs of $1,180 and $1,377 in fiscal years 2005 and 2004, respectively)	2,880	2,102	2,478	2,105	—
Research and development	7,014	6,459	6,289	5,826	6,698
Selling, general and administrative	9,057	5,645	3,753	1,809	1,936

Total operating costs and Expenses	18,951	14,206	12,520	9,740	8,634

Loss from operations	(15,422)	(12,147)	(10,464)	(8,904)	(8,634)
Interest income	1,113	782	305	209	294
Interest expense (includes related-party interest expense of $320, $897, $897 and $539 in fiscal years 2007, 2006, 2005 and 2004, respectively)	(458)	(1,047)	(1,048)	(2,001)	(885)
Other income (expense), net (includes $250 income from related-party in fiscal year 2005)	2	(4)	257	(14)	—
Gain on early retirement of notes payable to related-party	1,183	—	—	—	—

Net loss	$(13,582)	$(12,416)	$(10,950)	$(10,710)	$(9,225)

Basic and diluted net loss per common share	$(1.25)	$(2.58)	$(7.82)	$(8.24)	$(7.84)

Shares used in computing basic and diluted net loss per common share	10,878	4,817	1,401	1,299	1,176

	As of June 30,
	2007	2006	2005	2004	2003

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,434	$32,080	$8,951	$17,224	$17,680
Working capital	22,049	31,602	9,032	16,402	13,396
Total assets	27,324	35,158	12,146	20,231	19,763
Long-term liabilities	2,020	15,836	15,156	14,359	5,129
Convertible preferred stock	—	—	39,683	39,683	35,038
Total stockholders’ equity (deficit)	21,989	17,677	(43,685)	(35,430)	(25,103)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design and manufacture proprietary automated anastomotic systems used by surgeons to perform coronary bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond closed or narrowed portions of coronary arteries, “bypassing” the occluded portion of the coronary artery that is impairing blood flow to the heart muscle. Our products provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. We currently sell our C-Port® xA Distal Anastomosis System, or C-Port xA system, in the United States and Europe. The C-Port xA, the current generation of our C-Port system, was cleared by the U.S. Food and Drug Administration, or FDA, in November 2006. We also sell the C-Port® Flex A Distal Anastomosis System, or C-Port Flex A system, in the United States. The C-Port Flex A system was cleared by the FDA in April 2007. Each of the C-Port systems is used to perform a distal anastomosis, which is the connection of a bypass graft vessel to a coronary artery downstream of the occluded portion of the coronary artery. In addition, we currently sell our PAS-Port® Proximal Anastomosis System, or the PAS-Port system, in Europe and Japan, and we completed enrollment of a clinical trial of this system in the United States and Europe in March 2007. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood.

In June 2007, we entered into a license, development and commercialization agreement with Cook Incorporated, or Cook, relating to development of a specialized device designed to close the patent foramen ovale, or PFO. Under the agreement, we agreed to develop the PFO device with Cook, and Cook has exclusive worldwide commercialization rights to market any product that is developed in collaboration. We have received payments totaling $500,000, which have been recorded as deferred development revenue on the balance sheet as of June 30, 2007. We did not recognize any development revenue under the agreement in fiscal year 2007. Cook may also pay us up to a total of an additional $3.1 million in future payments if additional development milestones are achieved. We may potentially receive a royalty based on Cook’s annual worldwide sales of any PFO device that is developed in collaboration.

In December 2005, we entered into a license, development and commercialization agreement with Cook relating to development of our X-Porttm Vascular Access Closure Device, or Cook Vascular Closure Device, a product candidate that is currently in clinical studies. Under the agreement, we agreed to develop the Cook Vascular Closure Device with Cook, and Cook has exclusive commercialization rights to market any product that is developed in collaboration for medical procedures anywhere in the body. We have received payments totaling $2.8 million. We recorded as development revenue under the agreement $1.4 million and $1.0 million in fiscal year 2007 and 2006, respectively. A total of $382,000 had been recorded as deferred development revenue on the balance sheet as of June 30, 2007. We are also entitled to receive from Cook up to a total of an additional $500,000 in future payments if the final development milestone under the agreement is achieved. We may potentially receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any.

Guidant Investment is our largest investor, having invested an aggregate of approximately $14.0 million in our preferred stock in June 2002 and August 2003. Additionally, in August 2003, Guidant extended a line of credit to us for $10.3 million. We have drawn down this line of credit, and as of June 30, 2006, we had long-term notes payable, or Notes, of $10.3 million and accrued interest payable of $2.3 million outstanding to Guidant Investment. The Notes bear interest at 8.75% per annum and would have matured in August 2008. In November 2006, we entered into a note conversion agreement with Guidant Investment pursuant to which Guidant Investment converted $7.2 million of the outstanding principal amount under the Notes into an aggregate of 1,432,550 shares of our common stock at a conversion price of $5.00 per share. The remaining principal balance of $3.1 million along with accrued interest of approximately $2.7 million was paid in cash to Guidant Investment in full satisfaction of all amounts owing under the Notes, and the Notes were cancelled. The closing market price of the common stock on the delivery date was $4.00 per share, resulting in a gain on early retirement of the notes payable of $1.2 million which has been recorded in the statement of operations for fiscal year 2007.

Guidant Corporation, or Guidant, distributed our products in Europe under a distribution agreement that was signed in May 2003, amended in January 2004 and terminated in September 2004. Guidant terminated the distribution agreement prior to the expiration of its original term. In addition, we entered into a development and supply agreement with Guidant to develop an aortic cutter for Guidant’s Heartstring product, and we manufactured the first 10,000 aortic cutters. Guidant has outsourced future production of the aortic cutter to a third-party contract manufacturer, and we receive a royalty for each unit sold, but we no longer manufacture the aortic cutter. We recorded royalty revenue from Guidant of $56,000 and $24,000 in fiscal years 2007 and 2006, respectively.

We manufacture C-Port systems and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For fiscal year 2007, we generated net revenue of $3.5 million, including $1.4 million of development revenue from Cook, and incurred a net loss of $13.6 million. We expect to continue to incur net losses for the foreseeable future.

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

Revenue Recognition.  We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB No. 104, “Revenue Recognition”, SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.

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

Stock-Based Compensation.  During fiscal year 2006, we adopted Statement of Financial Accounting Standards, or SFAS, 123R, “Share-Based Payments”, which revises SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to the adoption of SFAS 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standard Board, or FASB, Interpretation, or FIN, No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25”. We adopted SFAS 123R applying the “prospective method” under which we will continue to account for nonvested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption, that is, we will continue to apply Opinion 25 in future periods to equity awards outstanding at the date we adopted SFAS 123R.

The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The simplified approach is not permitted for options granted, modified or settled after December 31, 2007. Since the Company is a newly public entity with limited historical data on volatility of its stock, the expected volatility used in fiscal year 2007 and 2006 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. SFAS 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We recognize the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. In addition, SFAS 123R requires us to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. We recorded stock-based compensation expense of $561,000, or $0.05 per share and $392,000, or $0.08 per share for fiscal years 2007 and 2006, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.5 million at June 30, 2007 and is expected to be recognized over the next 48 months.

Prior to the adoption of SFAS 123R, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. We recorded deferred stock compensation, net of cancellations due to terminated employees, of $1.0 million and $517,000 for fiscal years 2006 and 2005, respectively, in accordance with APB 25, and will amortize these amounts on a straight-line basis over the related vesting period of the options. We recorded employee stock compensation expense associated with the amortization of deferred stock compensation of $353,000, $442,000 and $52,000 for fiscal years 2007, 2006 and 2005, respectively.

The total unamortized deferred stock compensation recorded for all option grants through June 30, 2007 is expected to be amortized as follows: $307,000 in fiscal year 2008, $263,000 in fiscal year 2009 and $21,000 in fiscal year 2010.

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

Results of Operations

Fiscal Years ended June 30, 2007 and 2006

Net revenue.  Net revenue increased $1.4 million, or 71%, to $3.5 million in fiscal year 2007 compared to $2.1 million in fiscal year 2006. Net product sales increased $1.1 million, or 105%, to $2.1 million in fiscal year 2007 from $1.0 million in fiscal year 2006. The net increase in product sales in fiscal year 2007 compared to fiscal year 2006 was primarily attributable to sales of the C-Port and C-Port xA systems in the United States for the full fiscal year compared to just six months of sales in fiscal year 2006. The C-Port system received FDA clearance in November 2005 and the C-Port xA received FDA clearance in November 2006. Development revenue of $1.4 million in fiscal year 2007 reflected the successful completion of milestones and development activities related to the Cook Vascular Closure Device project under the Cook development and collaboration agreement. Development revenue of $1.0 million in fiscal year 2006 reflected the successful completion of two development milestones related to the Cook Vascular Closure Device project under the Cook development and collaboration agreement.

Related party royalty revenue was $56,000 and $24,000 in fiscal years 2007 and 2006, respectively. The increase in fiscal year 2007 was a result of royalty revenue received for the full fiscal year compared to only six months in fiscal year 2006. Product revenue from related party was none in fiscal year 2007 compared to $7,000 in fiscal year 2006.

Cost of product revenue.  Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $778,000, or 37%, to $2.9 million in fiscal year 2007 from $2.1 million in fiscal year 2006. The increase in costs in fiscal year 2007 compared to fiscal year 2006 was primarily attributable to sales of the C-Port and C-Port xA systems in the United States for the full fiscal year compared to just six months in fiscal year 2006, write offs of obsolete C-Port inventories of $565,000 due to the introduction of the C-Port xA and lower of cost or market reserves for Pas-Port of $127,000, offset in part by lower scrap on PAS-Port systems of $173,000.

Our cost of product revenue was 137% and 203% of our net product revenue in fiscal years 2007 and 2006, respectively. We expect to continue to have high costs of product revenue for the foreseeable future.

Research and development expense.  Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased $555,000, or 9%, to $7.0 million in fiscal year 2007 from $6.5 million in fiscal year 2006. The net increase in expenses in fiscal year 2007 was attributable to an increase of $1.0 million in clinical trial costs for the PAS-Port system in the United States and Europe and increased travel expenses primarily in support of the clinical trial efforts, offset in part by decreased net facility related charges as the result of supporting the manufacturing activities of the C-Port system and lower non-cash stock-based compensation charges of $284,000.

We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical studies for the C-Port xA and the PAS-Port systems, continue to enhance our existing product lines and seek to develop new applications of our technology. Research and development expenses fluctuate with the stage of development of, the timing of clinical trials related to, and the status of regulatory approval of our products.

Selling, general and administrative expense.  Selling, general and administrative expenses consist primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $3.5 million, or 60%, to $9.1 million in fiscal year 2007 from $5.6 million in fiscal year 2006. The net increase of expenses in fiscal year 2007 compared to fiscal year 2006 was attributable to increased salaries and benefits of $1.9 million and travel expenses of $405,000 primarily the result of hiring a field sales force in the United States to sell the C-Port systems, increased public company expenses of

$494,000 for the full fiscal year compared to five months in fiscal year 2006, increased demonstration units of $274,000 and higher legal expenses of $110,000 primarily resulting from patent litigation , offset in part by lower non-cash stock-based compensation expenses of $290,000.

During fiscal year 2006, we recorded a total of $674,000 in non-cash stock-based compensation expenses related to loans we previously made to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. This non-cash compensation expense was calculated by multiplying the difference between the option exercise price and the fair market value of our common stock at the end of each reporting period, by the number of vested shares purchased with promissory notes. These loans were repaid with common stock in October 2005, and there was no additional stock-based compensation expense for these loans after October 2005.

We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and continue to address the requirements of being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

Interest income.  Interest income increased $331,000, or 42%, to $1.1 million for fiscal year 2007 from $782,000 for fiscal year 2006. The increase in interest income in fiscal year 2007 was primarily attributable to higher average investment balances for the full fiscal year as a result of funds received from the initial public offering completed in February 2006 and higher overall market interest rates for the period.

Interest expense.  Interest expense decreased $589,000, or 56%, to $458,000 for fiscal year 2007 from $1.0 million in fiscal year 2006. The decrease in interest expense in fiscal year 2007 was the result of lower average debt balances during the period as a result of the early retirement of $10.3 million of related party debt in November 2006.

Gain on early retirement of notes payable to related party.  Gain on early retirement of notes payable to related party of $1.2 million in fiscal year 2007 resulted from differences associated with the common stock price of $4.00 per share on the delivery date of the 1,432,550 shares of common stock issued to Guidant Investment and the conversion price of $5.00 per share used in connection with the conversion of outstanding notes in the aggregate principal amount of $7.2 million offset in part by $250,000 of advisory expense paid in connection with the transaction.

Fiscal Years ended June 30, 2006 and 2005

Net revenue.  Net revenue was $2.1 million in fiscal year 2006 and fiscal year 2005. Net product sales increased $309,000, or 43%, to $1.0 million in fiscal year 2006 from $719,000 in fiscal year 2005. The net increase in product sales in fiscal year 2006 compared to fiscal year 2005 is primarily attributable to sales of the C-Port system in the United States beginning in January 2006. The C-Port system received FDA clearance in November 2005. Development revenue of $1.0 million in fiscal year 2006 reflect the successful completion of two development milestones related to the Cook Vascular Closure Device under the Cook development and collaboration agreement.

Related party revenue decreased 98%, or $1.3 million, to $31,000 in fiscal year 2006 from $1.3 million in fiscal year 2005. The decrease in related party revenue in fiscal year 2006 compared to fiscal year 2005 reflects the completion in November 2004 of our development contract with Guidant, termination of the distribution agreement by Guidant in September 2004 and the corresponding absence of development revenue and product sales to Guidant in fiscal year 2006. Related party royalty revenue in fiscal year 2006 includes $24,000 compared to no royalty revenue for fiscal year 2005.

Cost of product revenue.  Cost of product revenue decreased $376,000, or 15%, to $2.1 million in fiscal year 2006 from $2.5 million in fiscal year 2005. The decrease in costs in fiscal year 2006 compared to fiscal year 2005 was primarily attributable to no costs incurred for the aortic cutter and higher production cost absorption due to a higher number of clinical and prototype units produced during the period charged to research and development expense, offset in part by higher product sales of the C-port in the United States and higher charges taken in fiscal year 2006 for obsolete PAS-Port and C-Port units.

Research and development expense.  Research and development expenses increased $170,000, or 3%, to $6.5 million in fiscal year 2006 from $6.3 million in fiscal year 2005. The net increase in expenses in fiscal year

2006 is attributable to increases in clinical trial costs for the C-Port xA system in Europe and clinical start-up costs for the PAS-Port system in the United States, increased prototype materials and tooling expenses for the Cook Vascular Closure Device program and C-Port xA program, offset in part by decreases in consulting as the result of hiring a full-time vice president of research and development in July 2006 and lower non-cash stock compensation charges.

Selling, general and administrative expense.  Selling, general and administrative expenses increased $1.8 million, or 50%, to $5.6 million in fiscal year 2006 from $3.8 million in fiscal year 2005. The net increase in expenses in fiscal year 2006 is attributable to increase in salaries, benefits and travel as the result of hiring a field sales force in the United States to sell the C-Port system, higher legal costs for patent litigation, higher consulting for marketing and sales programs and higher professional expenses as the result of being a public company, offset in part by lower non-cash stock-based compensation expenses.

During fiscal year 2005, we recorded a total of $2.0 million in non-cash stock-based compensation expenses related to loans we previously made to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. This non-cash compensation expense was calculated by multiplying the difference between the option exercise price and the fair market value of our common stock at the end of each reporting period, by the number of vested shares purchased with promissory notes. These loans were repaid with common stock in October 2005, and there is no additional stock-based compensation expense for these loans after October 2005.

Interest income.  Interest income increased $477,000, or 156%, to $782,000 for fiscal year 2006, from $305,000 for fiscal year 2005. The increase in interest income in fiscal year 2006 is primarily attributable to higher investment balances as a result of funds from the initial public offering completed in February 2006 and higher overall market interest rates for the period.

Interest expense.  Interest expense of $1.0 million in fiscal year 2006 did not change from the $1.0 million in fiscal year 2005. Interest expenses in fiscal years 2006 and 2005 are solely related to the $13.3 million of long-term debt.

Other income (expense).  Other expense in fiscal year 2006 consisted of a small loss on the sale of obsolete capital equipment in the period. In fiscal year 2005, other income of $257,000 consisted primarily of a one-time payment of $250,000 received from Guidant as a strategic agreement fee.

Income Taxes

Due to uncertainty surrounding the realization of deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2007 and 2006 to reflect these uncertainties.

As of June 30, 2007, we had net operating loss carry-forwards to reduce future taxable income, if any, of approximately $67.8 million for federal income tax purposes and $60.4 million available to reduce future taxable income, if any, for California state income taxes. The net operating loss carry-forwards begin to expire in 2013 and 2008 for federal and California income taxes, respectively. We also had federal and state research and development credit carry-forwards of approximately $1.4 million and $939,000, respectively, at June 30, 2007. The federal credits will expire starting in 2013 if not utilized. Utilization of the net operating loss carry-forward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization if certain changes in our ownership occur. Our initial public offering may have resulted in a change in ownership percentages that will result in a limitation of our operating loss carry-forwards.

Liquidity and Capital Resources

As of June 30, 2007, our accumulated deficit was $74.0 million. We currently invest our cash and cash equivalents in large money market funds consisting of debt instruments of the U.S. government, its agencies and high-quality corporate issuers. We place our short-term investments primarily in auction rate preferred securities, corporate debt securities and debt instruments of the U.S. Government and its agencies. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock.

In June 2007, we received approximately $10.9 million in net proceeds from the sale of 2,301,337 shares of our common stock.

As of June 30, 2007, we did not have any off-balance sheet liabilities. As of June 30, 2007, we had cash, cash equivalents and short-term investments of $23.4 million and total long-term debt of $2.0 million.

The following table discloses aggregate information, as of June 30, 2007, about our contractual obligations and the periods in which payments are due.

		Less Than	1-3	More Than
Contractual Obligations	Total	1 Year	Years	3 Years
			(In thousands)

Operating lease — real estate	$518	$478	$40	$—
Notes payable, including interest	2,353	100	2,253	—

Total	$2,871	$578	$2,293	$—

The long-term commitments under operating leases shown above consist of payments related to our real estate leases for our headquarters in Redwood City, California expiring in 2008.

The notes payable were originally issued in connection with our Japan Distribution Agreement with Century Medical, Inc. in June 2003. We extended the distribution agreement and restructured the $3.0 million note payable in March 2007, whereby $1.0 million of the note payable was paid in April 2007 and the remaining $2.0 million is due in June 2010. The notes bear interest at 5% per annum through June 2008 and then increase to 6% per annum until maturity in June 2010. All interest due is payable quarterly. The holder of the notes has a continuing security interest in all of our personal property and assets, including intellectual property.

As of June 30, 2007, we had entered into letters of credit totaling $500,000 securing our operating lease. A certificate of deposit in the amount of $500,000 has been recorded as restricted cash at June 30, 2007 and 2006 related to these letters of credit.

Summary cash flow data is as follows:

	Fiscal Year Ended June 30,
	2007	2006	2005
	(In thousands)

Net cash used in operating activities	$(14,952)	$(8,997)	$(7,417)
Net cash provided by (used in) investing activities	18,291	(21,593)	7,129
Net cash provided by financing activities	7,098	32,741	14

In November 2006, we entered into a note conversion agreement with Guidant Investment pursuant to which Guidant Investment converted a portion of our outstanding indebtedness to Guidant Investment into shares of our common stock. We had previously issued to Guidant Investment the Notes, dated August 19, 2003 and February 25, 2004, in the principal amounts of $5.0 million and $5.3 million, respectively, which would have matured in August 2008 along with the accrued interest payable. Pursuant to the note conversion agreement, $7.2 million of the outstanding principal amount under the Notes was converted into an aggregate of 1,432,550 shares of our common stock at a conversion price of $5.00 per share. The remaining principal balance of $3.1 million along with accrued interest of approximately $2.7 million was paid in cash to Guidant Investment in full satisfaction of all amounts owing under the Notes, and the Notes were cancelled, resulting in a gain on the early retirement of $1.4 million.

Net cash used in operating activities for fiscal years 2007, 2006 and 2005 was $15.0 million, $9.0 million and, $7.4 million, respectively. Our net use of cash for fiscal year 2007 was primarily attributable to our net loss, a payment made to Guidant Investment (a related party) of interest payable of $2.3 million and a $1.4 million gain on early retirement of notes payable to Guidant Investment and an increase in inventories of $797,000 for increased product sales adjusted for non-cash stock-based compensation charges, depreciation and $882,000 of deferred development revenue from Cook . Our net use of cash for fiscal year 2006 was attributable to our net loss adjusted for non-cash stock-based compensation charges, increases in prepaid expenses and other current assets due to higher unamortized balances of clinical trial and public company insurances and higher interest income receivable balances from our investments, higher accounts receivable reflecting initial product sales of the C-Port system in the United States, offset in part by an increase in accounts payable and other accrued liabilities reflecting higher trade payables for our operations and an increase in non-current liabilities as a result of $897,000 of interest payable on the note to Guidant Investment. Our net use of cash for fiscal year 2005 was attributable to our net loss adjusted for depreciation and non-cash stock-based compensation charges, offset by an increase in non-current liabilities as a result of $897,000 of interest payable on the note to Guidant Investment.

Net cash provided by investing activities was $18.3 million for fiscal year 2007, resulting from an increase in the net sales and maturities of short-term investments required to fund our operating loss in fiscal year 2007 and debt payments made during the period. Net cash used in investing activities was $21.6 million for fiscal year 2006, resulting from an increase in purchases of available-for-sale investments due to higher cash balances as a result of the initial public offering completed in February 2006. Net cash provided by investing activities was $7.1 million for fiscal year 2005, resulting from an increase in proceeds from the sale of available-for-sale investments and decrease in purchases of short-term investments offset by purchases of property and equipment of $882,000.

Net cash provided by financing activities of $7.1 million for fiscal year 2007 was primarily due to net proceeds of $11.0 million received from the sale of common stock in June 2007 offset in part by debt payments made to Guidant Investment of $3.1 million and CMI of $1.0 million during the period. Net cash provided by financing activities of $32.7 million in fiscal year 2006 was primarily attributable to cash received of $32.6 million from the initial public offering completed in February 2006. Net cash provided by financing activities of $14,000 in fiscal year 2005 was attributable to cash received from stock option exercises.

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

We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through September 30, 2008. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. Additional financing may not be available at all, or in amounts or upon terms acceptable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this statement will have on our financial statements.

In September 2006, the SEC staff published Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108, addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB 108 does not change the requirements under SAB 99, “Materiality”, regarding qualitative considerations in assessing the materiality of misstatements. We adopted SAB 108 during the fourth quarter of fiscal year 2007, and the adoption had no impact on our results of operations or financial condition as of and for the fiscal year ended June 30, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. We are currently evaluating the impact this statement will have on our financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of July 1, 2007. We are currently evaluating the impact this statement will have on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate preferred securities, corporate debt securities and debt instruments of the U.S. Government and its agencies. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2007.

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

As of June 30, 2007, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows (in thousands):

	Duration
	Less than 1 year	1 to 2 years	Total

Principal amount	$8,897	$—	$8,897
Fair value	$8,895	$—	$8,895
Average interest rate	5.20%	—	5.20%

ITEM 8.	Financial Statements and Supplemental Data

The following tables set forth selected unaudited quarterly consolidated statement of operations data for the eight most recent quarters. The information for each of these quarters has been prepared on the same basis as the audited financial statements included in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited financial statements and the related notes included in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

Quarterly Financial Data

Fiscal year 2007:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)

Total net revenue	$471	$928	$1,125	$1,005
Gain on early retirement of notes payable to related-party	—	1,183	—	—
Net loss	(3,641)	(2,471)	(3,459)	(4,011)

Basic and diluted net loss per share	$(0.37)	$(0.23)	$(0.31)	$(0.34)

Shares used in computing basic and diluted net loss per share	9,778	10,642	11,265	11,826

Fiscal year 2006:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)

Total net revenue	$168	$199	$803	$889
Net loss	(3,044)	(2,712)	(2,934)	(3,726)

Basic and diluted net loss per share	$(2.13)	$(1.70)	$(0.45)	$(0.39)

Shares used in computing basic and diluted net loss per share	1,430	1,595	6,587	9,660

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of June 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) of the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in the reports we file with the SEC was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and the instructions for such reports and to ensure that information required to be disclosed in this Annual Report on Form 10-K is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding timely disclosures.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the fiscal year ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We have adopted a code of business conduct and ethics which applies to all of our directors, officers and employees. A copy of our code of business conduct and ethics can be found on our website, www.cardica.com in the section titled “Investor Relations” under the subsection titled “Corporate Governance”. To the extent required by law or NASDAQ rules, any amendments to, or waivers from, any provision of the code will be promptly disclosed publicly. To the extent permitted by such requirements, we intend to make such public disclosure by posting the relevant material on the corporate governance page of the investor relations section of our website in accordance with SEC rules.

All additional information required by this item is included elsewhere in this Annual Report on Form 10-K or incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders referred to herein as the Proxy Statement, which is expected to be filed not later than 120 days after the end of our fiscal year ended June 30, 2007, under the captions “Proposal 1 — Election of Directors”, “Information Regarding Committees of the Board of Directors”, and the “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership

The information required by this item will be set forth in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information concerning our equity compensation plans will be set forth in the Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions

The information required by this item will be set forth in the Proxy Statement under the caption “Transaction with Related Persons” and is incorporated herein by reference.

ITEM 14.	Principal Accountant Fees and Services

The information required by this item will be set forth in the Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

Cardica, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardica, Inc.

We have audited the accompanying balance sheets of Cardica, Inc. as of June 30, 2007 and 2006, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardica, Inc. at June 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, under the heading Stock-Based Compensation, in fiscal year 2006 Cardica, Inc., changed its method for stock-based compensation in accordance with guidance provided in Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP

Palo Alto, California
August 3, 2007

Cardica, Inc.

BALANCE SHEETS

	June 30,
	2007	2006
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$14,539	$4,102
Short-term investments	8,895	27,978
Accounts receivable	283	164
Inventories	1,229	432
Prepaid expenses and other current assets	418	571

Total current assets	25,364	33,247
Property and equipment, net	1,450	1,401
Restricted cash	510	510

Total assets	$27,324	$35,158

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$758	$629
Accrued compensation	516	236
Other accrued liabilities	926	565
Current portion of leasehold improvement obligation	122	122
Deferred development revenue	882	—
Deferred rent	111	93

Total current liabilities	3,315	1,645
Deferred rent	9	120
Notes payable to related party	—	10,250
Interest payable to related party	—	2,333
Note payable	2,000	3,000
Leasehold improvement obligation	11	133
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 or 2006	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 13,606,333 and 9,795,833 shares issued and outstanding at June 30, 2007 and 2006, respectively	14	10
Additional paid-in capital	97,171	79,843
Treasury stock at cost; (66,227 shares at June 30, 2007 and 2006)	(596)	(596)
Deferred stock compensation	(591)	(1,029)
Receivable from stock option exercises	—	(79)
Accumulated other comprehensive loss	(2)	(47)
Accumulated deficit	(74,007)	(60,425)

Total stockholders’ equity	21,989	17,677

Total liabilities and stockholders’ equity	$27,324	$35,158

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2007	2006	2005
	(In thousands, except per share data)

Net revenue:
Product revenue, net	$2,103	$1,028	$719
Development revenue	1,370	1,000	—
Product and royalty revenue from related party, net	56	31	1,027
Development revenue from related party	—	—	310

Total net revenue	3,529	2,059	2,056
Operating costs and expenses:
Cost of product revenue (includes related-party costs of $1,180 in fiscal year 2005)	2,880	2,102	2,478
Research and development	7,014	6,459	6,289
Selling, general and administrative	9,057	5,645	3,753

Total operating costs and expenses	18,951	14,206	12,520

Loss from operations	(15,422)	(12,147)	(10,464)
Interest income	1,113	782	305
Interest expense (includes related-party interest expense of $320, $897 and $897 in fiscal years 2007, 2006 and 2005, respectively)	(458)	(1,047)	(1,048)
Other income (expense) (includes $250 income from related- party in fiscal year 2005)	2	(4)	257
Gain on early retirement of notes payable to related-party	1,183	—	—

Net loss	$(13,582)	$(12,416)	$(10,950)

Basic and diluted net loss per common share	$(1.25)	$(2.58)	$(7.82)

Shares used in computing basic and diluted net loss per common share	10,878	4,817	1,401

See accompanying notes to financial statements.

Cardica, Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

							Deferred	Notes	Receivable	Accumulated		Total
					Additional		Stock-	Receivable	from Stock	Other		Stockholders’
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury	Based	from	Option	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Stockholders	Exercises	Loss	Deficit	(Deficit)
	(In thousands, except share data)
Balance at June 30, 2004	4,259,328	$39,683	1,739,989	$2	$2,055	$—	$—	$(428)	$—	$—	$(37,059)	$(35,430)
Issuance of common stock upon exercise of stock options for promissory notes	—	—	—	—	21	—	—	(21)	—	—	—	—
Issuance of common stock upon exercise of employee stock options for cash	—	—	8,971	—	14	—	—	—	—	—	—	14
Stock-based compensation expense related to variable accounting of certain employee stock options	—	—	—	—	2,009	—	—	—	—	—	—	2,009
Stock-based compensation expense related to modifications of certain employee stock options	—	—	—	—	590	—	—	—	—	—	—	590
Issuance of stock options to non-employees through for services	—	—	—	—	25	—	—	—	—	—	—	25
Early exercise of stock options no longer subject to repurchase	—	—	—	—	35		—	—	—	—	—	35
Deferred stock-based compensation	—	—	—	—	453	—	(453)	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	22	—	—	—	—	22
Net loss and comprehensive loss	—	—	—	—	—	—	—	—	—	—	(10,950)	(10,950)

Balance at June 30, 2005	4,259,328	39,683	1,748,960	2	5,202	—	(431)	(449)	—	—	(48,009)	(43,685)
Issuance of common stock upon exercise of stock options for promissory note	—	—	—	—	7	—	—	(7)	—	—	—	—
Issuance of common stock upon exercise of employee stock options for cash	—	—	135,057	—	237	—	—	—	(79)	—	—	158
Repurchase of common stock	—	—	(4,618)	—	(6)	—	—	—	—	—	—	(6)
Stock-based compensation expense related to accounting of certain employee stock options	—	—	—	—	583	—	—	—	—	—	—	583
Issuance of stock options to non-employees for services	—	—	—	—	55	—	—	—	—	—	—	55
Conversion of preferred stock to common stock	(5,112)	(25)	5,112	—	25	—	—	—	—	—	—	25
Repayment of stockholders’ notes with common stock	—	—	(66,227)	—	—	(596)	—	456	—	—	—	(140)
Issuance of common stock to preferred stockholders in connection with the automatic conversion upon the initial public offering	(4,254,216)	(39,658)	4,254,216	4	39,654	—	—	—	—	—	—	39,658
Issuance of common stock upon Initial public offering, net of offering expenses	—	—	3,700,000	4	32,585	—	—	—	—	—	—	32,589
Issuance of common stock to a director for services	—	—	3,333	—	30	—	—	—	—	—	—	30
Issuance of restricted stock award	—	—	20,000	—	—	—		—	—	—	—	—
Stock-based compensation expense accounted for under FAS 123(R)	—	—	—	—	392	—	—	—	—	—	—	392
Early exercise of stock options no longer subject to repurchase	—	—	—	—	39	—	—	—	—	—	—	39
Deferred stock-based compensation, net of forfeitures	—	—	—	—	1,040	—	(1,040)	—		—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—		442	—	—	—	—	442
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(12,416)	(12,416)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(47)	—	(47)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(12,463)

Balance at June 30, 2006	—	—	9,795,833	10	79,843	(596)	(1,029)	—	(79)	(47)	(60,425)	17,677
Issuance of common stock upon exercise of employee stock options for cash	—	—	76,613	—	161	—	—	—	—	—	—	161
Discount received on initial public offering expenses	—	—	—	—	(38)	—	—	—	—	—	—	(38)
Issuance of common stock upon exercise of stock options for promissory note	—	—	—	—	18	—	—	—	—	—	—	18
Payment of receivable from stockholder	—	—	—	—	—	—	—	—	79	—	—	79
Common stock issued to related-party for cancellation of notes Payable	—	—	1,432,550	2	5,727	—	—	—	—	—	—	5,729
Sale of common stock, net of financing costs of $932	—	—	2,301,337	2	10,942	—	—	—	—	—	—	10,944
Issuance of stock options to non-employees for services	—	—	—	—	3	—	—	—	—	—	—	3
Issuance of stock options to employees for services	—	—	—	—	38	—	—	—	—	—	—	38
Stock-based compensation expense accounted for under FAS 123(R)	—	—	—	—	561	—	—	—	—	—	—	561
Early exercise of stock options no longer subject to repurchase	—	—	—	—	1	—	—	—	—	—	—	1
Reversal of deferred stock-based compensation for terminated employees	—	—	—	—	(85)	—	85	—	—	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	353	—	—	—	—	353
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(13,582)	(13,582)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	45	—	45

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(13,537)

Balance at June 30, 2007	—	$—	13,606,333	$14	$97,171	$(596)	$(591)	$—	$—	$(2)	$(74,007)	$21,989

See accompanying notes to financial statements.

Cardica, Inc.

CONDENSED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2007	2006	2005
	(In thousands)

Operating activities:
Net loss	$(13,582)	$(12,416)	$(10,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	763	750	850
Loss on disposal of property and equipment	25	28	24
Amortization of deferred stock-based compensation expense	353	442	22
Gain on early retirement of notes payable to related party	(1,433)	—	—
Stock-based compensation on grants of stock options to non-employees	2	45	25
Stock-based compensation related to issuance of stock to a director for services	—	30	—
Stock-based compensation on grants of stock options to employees	599	1,006	2,599
Changes in assets and liabilities:
Accounts receivable	(119)	(60)	(46)
Accounts receivable from related party	—	5	126
Prepaid expenses and other current assets	153	(226)	(207)
Inventories	(797)	94	(56)
Interest receivable from shareholders	—	(3)	(9)
Accounts payable and other accrued liabilities	470	493	(419)
Accrued compensation	280	103	(7)
Deferred rent	(93)	(63)	102
Deferred other income from related party	—	—	(250)
Deferred development revenue	882	—	—
Leasehold improvement obligation	(122)	(122)	(118)
Interest payable to related party	(2,333)	897	897

Net cash used in operating activities	(14,952)	(8,997)	(7,417)
Investing activities:
Purchases of property and equipment	(837)	(574)	(882)
Proceeds from sale of equipment	—	6	12
Purchases of short-term investments	(17,712)	(32,625)	(13,076)
Proceeds from sales and maturities of short-term investments	36,300	11,610	21,075

Net cash provided (used in) by investing activities	18,291	(21,593)	7,129
Financing activities:
Proceeds from sales of common stock, net of issuance costs	10,945	32,589	—
Payment of notes payable to related-party	(3,087)	—	—
Payment of note payable	(1,000)	—	—
Proceeds from issuance of common stock pursuant to the exercise of stock options	161	158	14
Proceeds from payment of receivable from stock option exercises	79	—	—
Repurchase of common stock	—	(6)	—

Net cash provided by financing activities	7,098	32,741	14

Net increase (decrease) in cash and cash equivalents	10,437	2,151	(274)
Cash and cash equivalents at beginning of period	4,102	1,951	2,225

Cash and cash equivalents at end of period	$14,539	$4,102	$1,951

Supplemental disclosure of cash flow information:
Cash paid for interest (related party of $2,652 in fiscal year 2007)	$2,799	$150	$150

Supplemental disclosure of non-cash activities:
Issuance of common stock to related-party for early retirement of notes payable	$7,163	$—	$—

Deferred stock-based compensation, (reversal) net of forfeitures	$(85)	$1,039	$453

Repayment of shareholders notes payable with common stock	$—	$596	$—

Vesting of shares issued upon early exercise of stock options	$18	$46	$56

Automatic conversion of preferred stock into common stock	$—	$39,658	$—

See accompanying notes to financial statements.

Cardica, Inc.

Notes to Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Cardica, Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company designs, manufactures and markets proprietary automated anastomotic systems used in surgical procedures. The Company’s first product, the PAS-Port system, received the CE Mark for sales in Europe in March 2003, and regulatory approval for sales in Japan in January 2004. The second product, the C-Port system, received the CE Mark for sales in Europe in April 2004 and 510(k) clearance in the United States in November 2005. The C-Port xA system, a next generation C-Port system, received the CE Mark for sales in Europe in July 2006 and 510(k) clearance in the U.S. in November 2006. The C-Port Flex A system received 501(k) clearance in the U.S. in March 2007.

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

Available-for-Sale Securities

The Company has classified its investments in marketable securities as available-for-sale. Investments are reported at market value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. The net realized gains on sales of available-for-sale securities were not material in the periods presented.

Unrealized gains or losses on available-for-sale securities at June 30, 2007 and 2006 are classified as other comprehensive income or loss on the accompanying balance sheet.

Available-for-sale securities consist primarily of auction rate preferred securities, corporate debt securities and debt instruments of the U.S. Government and its agencies, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. Although maturities may extend beyond one year, it is management’s intent that these securities will be used for current operations, and therefore, are classified as short-term.

Restricted Cash

Under a facility-operating lease for its facility in Redwood City, California, the Company is required to secure a letter of credit with a restricted cash balance with the Company’s bank. A certificate of deposit of $500,000 has been recorded as restricted cash in the accompanying balance sheets at June 30, 2007 and 2006 related to the letter of credit (see Note 5).

A certificate of deposit of $10,000 has been recorded as restricted cash in the accompanying balance sheets at June 30, 2007 and 2006 related to the deposit on the company credit card.

Fair Value of Financial Instruments

The fair market value of the Company’s financial instruments, based on quoted market prices of cash equivalents and short-term investments at June 30, 2007 and June 30, 2006 approximated their carrying value. The carrying amounts of the Company’s other financial instruments approximates fair value due to their short

Cardica, Inc.

Notes to Financial Statements — (Continued)

maturities. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of the Company’s debt obligations approximates fair value.

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

The Company sells its products to hospitals in the U.S. and Europe and to a distributor in Japan who in turn resells the product to hospitals. The Company does not require collateral to support credit sales. The Company has had no credit losses to date.

The following table illustrates revenue in the geographic location in which our customers are located.

	Fiscal Year Ended June 30,
	2007	2006	2005

United States	71%	64%	65%
Japan	25%	32%	33%
Europe	4%	4%	2%

The following table illustrates the concentration of credit risks for the periods presented.

	Percent of Total			Percent of Total
	Revenue for			Accounts Receivable
	Fiscal Year Ended June 30,			as of June 30,
	2007	2006	2005	2007	2006	2005

Guidant, a related party	2%	2%	65%	—	—	4%
Century Medical	25%	32%	33%	15%	51%	79%
Cook	39%	49%	—	—	—	—

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

Inventories

Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company periodically assesses the recoverability of all inventories, including materials, work-in-process and finished goods, to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions.

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

Cardica, Inc.

Notes to Financial Statements — (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. Through June 30, 2007, there have been no indications of impairment, therefore, the Company has recorded no such losses.

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

The Company records product revenue net of estimated product returns and discounts from the list prices for its products. The amounts of product returns and the discount amounts have not been material to date.

Revenue generated from development contracts is recognized upon acceptance of milestone payments by the customer in accordance with contractual terms, only to the extent of actual costs incurred to date. Amounts paid but not yet expended on the project are refundable and are recorded as deferred revenues until such time as project milestones are achieved or development costs incurred.

Research and Development

Research and development expenses consist of costs incurred for internally sponsored research and development, direct expenses, and research-related overhead expenses. Research and development costs are charged to research and development expense as incurred.

Clinical Trials

The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. If the Company has incomplete or inaccurate information, the Company may underestimate costs associated with various trials at a given point in time. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial and reduced by any initial payment made to the clinical trial site when the first patient is enrolled.

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the

Cardica, Inc.

Notes to Financial Statements — (Continued)

differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All long-lived assets are maintained in the United States.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Fiscal Year Ended June 30,
	2007	2006	2005

Net loss	$(13,582)	$(12,416)	$(10,950)
Unrealized gain (loss) on marketable securities	45	(47)	—

Comprehensive loss	$(13,537)	$(12,463)	$(10,950)

Accumulated comprehensive losses consisted solely of unrealized losses on marketable securities.

Net Loss per Share

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

	Fiscal Year Ended June 30,
	2007	2006	2005

Numerator:
Net loss	$(13,582)	$(12,416)	$(10,950)

Denominator:
Weighted-average common shares outstanding	10,901	4,940	1,747
Less: Weighted-average common non-vested common shares subject to repurchase	(6)	(22)	(73)
Less: Vested common shares outstanding exercised with Promissory notes subject to variable accounting	—	(96)	(273)
Less: Non-vested restricted stock award	(17)	(5)	—

Denominator for basic and diluted net loss per share	10,878	4,817	1,401

Basic and diluted net loss per share	$(1.25)	$(2.58)	$(7.82)

Cardica, Inc.

Notes to Financial Statements — (Continued)

Outstanding securities not included in diluted net loss per share calculation

	Fiscal Year Ended June 30,
	2007	2006	2005
	(In thousands)

Convertible preferred stock	—	—	4,259
Options to purchase common stock	1,316	1,018	766
Non-vested restricted stock award	13	20	—
Vested common shares outstanding exercised with promissory notes subject to variable accounting	—	—	273
Warrants	732	157	157

	2,061	1,195	5,455

Stock-Based Compensation

In fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and the Financial Accounting Standards Board (“FASB”) Interpretation Number (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25”. The Company adopted SFAS No. 123R applying the “prospective method” under which it would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply Opinion 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company uses the Black-Scholes model to value its new stock option grants under SFAS No. 123R, with the following assumptions:

	Fiscal Year Ended June 30,
	2007	2006

Risk-free interest rate	4.51%-5.02%	4.67%
Dividend yield	—	—
Weighted-average expected life	4.8 years	6 years
Volatility	70%	70%

Since the Company is a newly public entity with limited historical data on volatility of its stock, the expected volatility used in fiscal year 2007 and 2006 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107. Under this approach, the expected term would be presumed to be the mid-point between the vesting date and the end of the contractual term. The simplified approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently

Cardica, Inc.

Notes to Financial Statements — (Continued)

plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expense of $561,000, or $0.05 per share and $392,000, or $0.08 per for fiscal year 2007 and 2006, respectively. In addition, SFAS No. 123R requires the Company to reflect the benefits of tax deductions in excess of recognized compensation cost to be reported as both a financing cash inflow and an operating cash outflow upon adoption. Total compensation expense related to unvested awards not yet recognized is approximately $1.5 million at June 30, 2007 and is expected to be recognized over the next 48 months. The Company has recognized no tax benefits to date.

Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation recorded prior to the adoption of SFAS No. 123R (in thousands).

	Fiscal Year Ended June 30,
	2007	2006	2005

Cost of product revenue	$61	$30	$52
Research and development	129	413	583
Selling, general and administrative	765	1,055	2,010

Total	$955	$1,498	$2,645

Options granted to non-employees, including lenders and consultants, are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The Company applies the Black-Scholes method to determine the estimated fair value of such awards, which are periodically remeasured as they vest. The resulting value is recognized as an expense over the period of services received or the term of the related financing.

Prior to the adoption of SFAS 123R and during fiscal years 2006 and 2005 certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. In accordance with APB 25, a deferred stock-based compensation of $1.0 million and $287,000 was recorded during fiscal years 2006 and 2005, respectively. The deferred stock compensation will be amortized over the related vesting terms of the options. The Company recorded deferred stock-based compensation expense of $306,000, $308,000 and $22,000 for fiscal years 2007, 2006 and 2005, respectively. The Company also records deferred stock compensation resulting from variable accounting for option exercised with non-recourse promissory notes. Deferred stock compensation related to these notes, representing compensation related to non-vested options, was $47,000 and $134,000 as of June 30, 2007 and 2006, respectively.

As of June 30, 2007, the expected future amortization expense for deferred stock compensation during each of the following periods is as follows (in thousands):

Fiscal year ending June 30,
2008	307
2009	263
2010	21

$591

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to

Cardica, Inc.

Notes to Financial Statements — (Continued)

facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.

In September 2006, the SEC staff published SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 addresses quantifying the financial statement effects of misstatements and considering the effects of prior year uncorrected errors on the statements of operations as well as the balance sheets. SAB No. 108 does not change the requirements under SAB No. 99 regarding qualitative considerations in assessing the materiality of misstatements. The Company adopted SAB No. 108 during the fourth quarter of fiscal year 2007, and the adoption had no impact on its results of operations or financial condition as of and for the fiscal year ended June 30, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The pronouncement clarifies (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, an interpretation of SFAS No. 109, “Accounting for Income Taxes”. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The provisions are effective for the Company as of July 1, 2007. The Company is currently evaluating the impact this statement will have on its financial statements.

Note 2.	Short-Term Investments

Short-term investments are summarized as follows (in thousands):

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Auction rate preferred	$5,850	$—	$—	$5,850
Commercial paper	1,298	—	(1)	1,297
Federal agency bonds	1,749	—	(1)	1,748

Total	$8,897	—	$(2)	$8,895

	June 30, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Available-for-sale securities:
Corporate bonds	$3,838	$—	$(11)	$3,827
Auction rate preferred	9,000	—	—	9,000
Commercial paper	8,413	—	(9)	8,404
Federal agency bonds	6,774	—	(27)	6,747

Total	$28,025	—	$(47)	$27,978

Cardica, Inc.

Notes to Financial Statements — (Continued)

	June 30, 2007		June 30, 2006
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Remaining contractual maturity:
Maturing in one year or less	$8,897	$8,895	$26,278	$26,240
Maturing after one year through two years	—	—	1,747	1,738

Total	$8,897	$8,895	$28,025	$27,978

The gross realized losses and gains on the sale of available-for-sale securities during fiscal years 2007, 2006 and 2005 were not material.

The primary objectives for the Company’s fixed income investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade ratings and places restrictions on maturities and concentration by type and issuer. None of the investments have been in a continuous unrealized loss position for 12 months or longer at June 30, 2007 and 2006. The gross unrealized losses related to investments are primarily due to changes in interest rates. The Company views these unrealized losses as temporary in nature. The Company reviews its investment portfolio for possible impairment based on an analysis of factors that may have adverse affects on the fair value of the investment. Factors considered in determining whether a loss is temporary include the stability of the credit quality, the structure of the security and the ability to hold the investment to maturity.

Note 3.	Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2007	2006

Raw materials	$405	$122
Work in progress	296	155
Finished goods	528	155

	$1,229	$432

Note 4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,
	2007	2006

Computer hardware and software	$416	$409
Office furniture and equipment	210	154
Machinery and equipment	3,688	3,104
Leasehold improvements	541	470
Construction in process	248	187

	5,103	4,324
Less: accumulated depreciation and amortization	(3,653)	(2,923)

	$1,450	$1,401

Depreciation and amortization expense for fiscal years 2007, 2006 and 2005 was $763,000, $750,000 and $850,000, respectively.

Cardica, Inc.

Notes to Financial Statements — (Continued)

Note 5.	Leases and Commitments

In April 2003, the Company entered into a non-cancelable operating lease for office space that expires in July 2008. The operating lease has a renewal option at the end of the lease for an additional three years. Pursuant to the terms of the operating lease agreement, the Company placed funds in the amount of $500,000 in a certificate of deposit account. The amount is restricted until the expiration of the lease agreement in July 2008 and is recorded as non-current restricted cash.

Future minimum lease payments under the non-cancelable operating leases having initial terms in excess of one year as of June 30, 2007, are as follows (in thousands):

Operating
Leases

Fiscal years ending June 30,
2008	$478
2009	40

Total minimum lease payments	$518

Rent expense for fiscal years 2007, 2006 and 2005, was $243,000, $245,000 and $249,000, respectively. Deferred rent under the facility operating lease amounted to $120,000 and $213,000 at June 30, 2007 and 2006, respectively.

Note 6.	License, Development and Commercialization Agreement

In June 2007, the Company entered into a license, development and commercialization agreement with Cook Incorporated, (“Cook”), relating to development of a specialized device designed to close the patent foramen ovale (“PFO”), a relatively common heart defect. Under the agreement, the Company will develop the PFO device with Cook, and Cook will have exclusive worldwide commercialization rights to market the product. The Company received a payment totaling $500,000 which has been recorded as deferred revenue on the balance sheet as of June 30, 2007. The Company has not recognized any development revenue under the agreement for fiscal year 2007. Cook may also pay the Company up to a total of an additional $3.1 million in future payments if development milestones are achieved. The Company may potentially receive a royalty based on Cook’s annual worldwide sales, if any, of the PFO device.

In December 2005, the Company entered into a license, development and commercialization agreement with Cook relating to development of the Cook Vascular Closure Device, a product candidate that the Company is studying in human feasibility studies. Under the agreement, the Company will develop the Cook Vascular Closure Device with Cook, and Cook will have exclusive commercialization rights to market the product for medical procedures anywhere in the body. During fiscal years 2007 and 2006, the Company received payments aggregating $2.8 million and $1.0 million respectively. The Company recognized into development revenues during fiscal year 2007 and 2006, a total of $1.4 million and $1.0 million, respectively, for certain milestones under a development plan, additional agreed upon development activities and high volume production tooling. The Company has recorded deferred revenue of $382,000 on the accompanying balance sheet as of June 30, 2007 for unearned activities under the development agreement. Cook will also pay the Company up to a total of an additional $500,000 in a future milestone payment if the final development milestone is achieved. The Company may potentially receive a royalty based on Cook’s annual worldwide sales, if any, of the Cook Vascular Closure Device.

Note 7.	Related Party Transactions

Financing Activities

In June 2007, the Company entered into a securities purchase agreement in connection with a private placement to a group of accredited investors that included Sutter Hill Ventures, Wasatch Advisors, Inc. and Allen & Company Incorporated. Sutter Hill Ventures and Allen & Company are related parties. Pursuant to the terms of the securities purchase agreement, the Company received approximately $11.9 million in gross proceeds from the issuance and sale of an aggregate of 2,301,337 shares of its common stock and warrants to purchase up to an

Cardica, Inc.

Notes to Financial Statements — (Continued)

aggregate of 575,347 additional shares of its common stock at an exercise price of $5.65 per share. The per unit purchase price of a share of the Company’s common stock and a warrant to purchase 0.25 of a share of its common stock was $5.16. Allen & Company received $360,000 for advisory services in connection with this private placement.

Loan and Strategic Agreements

In November 2006, the Company entered into a note conversion agreement with Guidant Investment pursuant to which Guidant Investment converted a portion of the outstanding indebtedness to Guidant Investment into shares of the Company’s common stock. The Company had previously issued to Guidant Investment 8.75% Notes (the “Notes”), dated August 19, 2003 and February 25, 2004 in the principal amounts of $5.0 million and $5.3 million, respectively, which would have matured in August 2008. Pursuant to the note conversion agreement, $7.2 million of the outstanding principal amount under the Notes was converted into an aggregate of 1,432,550 shares of the Company’s common stock at a conversion price of $5.00 per share. The remaining principal balance of $3.1 million along with accrued interest of approximately $2.7 million was paid in cash to Guidant Investment in full satisfaction of all amounts owing under the Notes, and the Notes were cancelled. The closing market price of the common stock on the delivery date was $4.00 per share, resulting in a gain on early retirement of the notes payable of $1.4 million for fiscal year 2007. In addition, a total of $250,000 of expenses was paid to Allen & Company, LLC for advisement services. This expense has been recorded as an offset to the gain on the early retirement of the notes payable to related party.

In August 2003, in connection with this loan, Guidant Investment was granted a right to negotiate exclusively for the acquisition of the Company, and the Company also agreed not to enter into any change of control transaction during the period between the signing of the strategic agreement and November 2004. The Company received a strategic agreement fee of $250,000 upon expiration of the strategic agreement in October 2004 and recorded the amount as other income in the statement of operations during fiscal year 2005.

Development and Supply Agreement

In December 2003, the Company entered into a Development and Supply Agreement with Guidant for the development and commercialization of an aortic cutter for Guidant, the Heartstring product. The agreement called for the Company to develop and manufacture aortic cutters. Future production of the aortic cutter has been outsourced by Guidant to a third-party manufacturer, and the Company will receive royalties quarterly for each unit sold in the future. During fiscal years 2007 and 2006, the Company received $56,000 and $24,000, respectively, of royalty revenue under this agreement. No royalties were received during fiscal year 2005.

In addition, the Company was entitled to receive payments of $488,000 for development activities pertaining to the development of the product. In June 2004, the agreement was amended to include further development efforts for incremental consideration of $45,000. The Company recognized development revenue of $310,000 for fiscal year 2005. No amounts were received or due for fiscal year 2007 or 2006. The Company also recognized product revenue from the sale of aortic cutters to Guidant of $7,000 and $396,000 for fiscal year 2006 and 2005, respectively. No product revenue was recognized in fiscal year 2007 for the aortic cutter.

Distribution Agreement Termination

In September 2004, Guidant terminated its distribution agreement with the Company for product sales in Europe of the PAS-Port and C-Port systems. The agreement called for minimum purchases by Guidant and upon termination the Company recorded $510,000 in net product revenue in fiscal year 2005 as the difference between the minimum contractual purchases due from Guidant and actual purchases through the termination date. Guidant paid the Company the $510,000 in October 2004. There are no additional payments due the Company related to the termination of the distribution agreement.

Guidant terminated its distribution agreement with the Company for product sales of the PAS-Port and C-Port systems manufactured by the Company in September 2004. The Company recognized as product revenue from

Cardica, Inc.

Notes to Financial Statements — (Continued)

related-party the difference between the minimum contractual purchases due from Guidant and actual purchases through the termination date. No amounts were due or received in fiscal years 2007 or 2006.

Note 8.	Note Payable

In June 2003, the Company entered into, and in March 2007 amended, a distribution agreement with Century Medical, Inc. (“CMI”). Also in June 2003, the Company issued a subordinated convertible note to CMI in the amount of $3.0 million due in June 2008 bearing 5% interest per annum. The subordinated convertible note was convertible at the option of CMI into the Company’s common stock at $10.00 per share at any time prior to August 7, 2006. CMI did not convert the note, and the note is no longer convertible. In March 2007, CMI and the Company restructured the note payable such that the note is no longer subordinate, the Company paid $1.0 million in April 2007 and the remaining $2.0 million of the note payable is due in June 2010. The note bears an annual interest rate of 5% through June 2008 and then increases to 6% per annum until maturity in June 2010. CMI has a continuing security interest in all of the Company’s personal property and assets, including intellectual property. Interest is payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year. The Company made interest payments of $147,000, $150,000 and $150,000 in fiscal years 2007, 2006 and 2005, respectively. The interest payable at June 30, 2007 and 2006 was $17,000 and $25,000, respectively, and is included in other accrued liabilities in the accompanying balance sheets.

Note 9.	Stockholders’ Equity

The total number of shares that the Company is authorized to issue is 50,000,000 shares, with 45,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock.

Initial Public Offering

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

Private Placement Offering

During June 2007, the Company entered into a securities purchase agreement in connection with a private placement to a group of accredited investors. Pursuant to the terms of the securities purchase agreement, the Company received approximately $10.9 million in net proceeds from the sale of an aggregate of 2,301,337 shares of its common stock and warrants to purchase up to an aggregate of 575,347 additional shares of its common stock with an exercise price of $5.65 per share. The per unit purchase price of a share of the Company’s common stock and a warrant to purchase 0.25 of a share of its common stock is $5.16.

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

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of

Cardica, Inc.

Notes to Financial Statements — (Continued)

such series, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payment and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of June 30, 2007 or 2006.

Notes Receivable from Stockholders

From inception on October 17, 1997, to June 30, 2002, the Company issued six promissory notes to three officers allowing them to exercise their stock options. These full-recourse notes, with aggregate principal of $444,000, had annual rates of interest between 6.6% and 8.15% and were repayable commencing August 2003. In August 2002, one of the notes was paid in cash to the Company by an officer and in April 2003, the note was reissued to the officer. In January 2003, the Company modified the terms of the remaining five notes by reducing the interest rate of each note to 1.58% and extending the repayment date to January 2006. Accrued interest of $40,000, as of the date of modification, was added into the new principal of the notes. The notes were repaid in October 2005 with 66,227 shares of the Company’s common stock.

The modification of the notes triggered variable accounting for the options exercised with the notes and accordingly, the Company is required to record a non-cash compensation charge equal to the difference between the purchase price of the stock and the fair value of the stock securing all such notes in each reporting period during which the notes remain outstanding. The variable accounting resulted in stock-based compensation expense of $134,000 and $2.0 million, which the Company has charged to general and administrative and research and development expense in the accompanying statements of operations for fiscal years 2006 and 2005, respectively. There were no charges in fiscal year 2007 as the notes were repaid during fiscal year 2006.

In October 2005, the Company entered into agreements with three of its directors, including its chief executive officer and the chairman of the board, pursuant to which these directors agreed to tender to the Company shares of common stock owned by the directors, valued at $9.00 per share, in full payment of the principal and interest due under the six promissory notes. An aggregate amount of 66,227 shares of common stock were exchanged to repay $572,000 of stockholder notes and $24,000 of accrued interest. The 66,227 shares are held by the Company as treasury shares. There are no amounts outstanding related to these notes as of June 30, 2007 or 2006.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

June 30,
2007

Stock options outstanding	1,316,006
Shares available for grant under stock option plan	117,967
Warrants for common stock	731,860

2,165,833

Stock Options

In 1997, the Company adopted the 1997 Equity Incentive Plan, (the “1997 Plan”). The 1997 Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to Company repurchase rights, to directors, employees and consultants. Certain options are immediately exercisable, at the discretion of the board of directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company’s right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. In February 2006, the Company terminated all remaining unissued shares under the 1997 Plan. Although the 1997 Plan terminated, all outstanding options thereunder will continue to be governed by their existing terms.

Cardica, Inc.

Notes to Financial Statements — (Continued)

In October 2005, the Company’s Board of Directors adopted, and in December 2005 the stockholders approved, the 2005 Equity Incentive Plan, (the “2005 Plan”). A total of 650,000 shares of common stock have been reserved for issuance under the 2005 Plan.

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

Common stock options may include a provision whereby the holder, while an employee, director or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at its option and at a price equal to the original purchase price of the stock. In accordance with guidance in Issue 33b of EITF 00-23, the Company does not consider the stock issued upon exercise of an unvested stock option substantively exercised, and the cash paid for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized by the Company as a liability. As the underlying shares vest, the deposit liability is reclassified as equity. As of June 30, 2007, a total of 3,125 shares had been acquired through the early exercise of options and are subject to the Company’s right of repurchase and no shares are excluded from stockholders’ equity. As of June 30, 2006, 10,917 shares of common stock had been acquired through the early exercise of options and were subject to the Company’s right of repurchase and are excluded from stockholders’ equity since these shares have not vested. As of June 30, 2005, 46,143 shares of common stock had been acquired through the early exercise of options, of which 32,695 shares of common stock were subject to the Company’s right of repurchase and were excluded from stockholders’ equity since these shares have not vested.

Cardica, Inc.

Notes to Financial Statements — (Continued)

Option activity under all Plans is as follows:

		Outstanding Options
	Shares		Weighted-Average
	Available for		Exercise Price Per
	Grant	Number of Shares	Share

Balance at June 30, 2004	31,740	654,921	2.01
Shares reserved	333,333	—	—
Options granted	(148,264)	148,264	2.85
Options exercised	—	(8,972)	1.62
Options forfeited	27,962	(27,962)	2.19

Balance at June 30, 2005	244,771	766,251	2.16
Shares reserved	400,000	—	—
Options granted	(508,193)	508,193	6.37
Restricted stock award	(20,000)	—
Options exercised	—	(135,054)	1.75
Options forfeited	121,651	(121,651)	2.14
Unvested stock options repurchased	4,618	—	1.35

Balance at June 30, 2006	242,847	1,017,739	$4.32
Shares reserved	250,000	—	—
Options granted	(498,783)	498,783	5.77
Options exercised	—	(76,613)	2.08
Options forfeited	123,903	(123,903)	7.87

Balance at June 30, 2007	117,967	1,316,006	$4.67

The following table summarizes information about options outstanding, vested and exercisable at June 30, 2007:

Options Outstanding				Options Exercisable
		Weighted-
		Average	Weighted
		Remaining	Average		Weighted
	Number	Contractual Life	Exercise	Number	Average
Range of Exercise Prices	Outstanding	(years)	Price	Exercisable	Exercise Price

$0.30 - $2.25	206,049	4.72	$1.76	206,049	$1.76
$2.85	402,389	7.41	2.85	254,575	2.85
$4.38 - $6.00	186,183	6.50	5.20	25,380	4.59
$6.03	276,300	6.99	6.03	—	—
$6.75 - 9.75	245,085	8.65	8.16	71,992	8.30

Total outstanding	1,316,006	7.00	$4.67	557,996	$3.23

Options vested and expected to vest	1,020,237	6.84	$4.38

The aggregate intrinsic value at of June 30, 2007 of all outstanding options was $2.4 million, options vested and expected to vest was $2.1 million and options exercisable was $1.7 million. The aggregate intrinsic value at of June 30, 2006 of all outstanding options was $3.9 million, options vested and expected to vest was $3.7 million and options exercisable was $2.3 million.

Cardica, Inc.

Notes to Financial Statements — (Continued)

The weighted-average estimated fair value of options granted to employees at fair value during fiscal years 2007, 2006 and 2005, was $3.43, $5.28 and $0.33, respectively. The weighted-average estimated fair value of options granted to employees at below fair value during fiscal year 2006 was $7.10 and in fiscal year 2005 was $2.52.

The Black-Scholes option pricing method was applied to all options granted to consultants using the weighted-average assumptions listed below in the table. The Company determined non-cash stock based compensation expense related to these options to be $4,000, $45,000 and $25,000 for fiscal years 2007, 2006 and 2005, respectively, which has been reflected in the statements of operations. In accordance with SFAS 123 and EITF 96-18, options granted to consultants are periodically revalued as such stock options vest.

	Fiscal Year Ended June 30,
	2007	2006	2005

Volatility	100%	100%	100%
Risk-free interest rate	4.53% - 4.95%	4.71%	4.23%
Contractual expected life in years	3-8.2	4-6	6-10
Dividend yield	—	—	—

Common Stock Subject to Repurchase

In connection with the issuance of common stock to employees and the exercise of options pursuant to the Company’s 1997 Equity Incentive Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any non-vested shares at the original exercise price of the shares. With continuous employment with the Company, the repurchase rights generally lapse at a rate of 25% at the end of the first year and at a rate of 1/36th of the remaining purchased shares for each continuous month of service thereafter. As of June 30, 2007, 2006 and 2005, there were 3,126, 10,918 and 37,806 shares, respectively, were subject to repurchase by the Company. During fiscal year 2006 the Company granted a restricted stock award of 20,000 shares. The repurchase rights lapse at a rate of 25% at the end of the first year and at a rate of 1/36th of the remaining purchased shares for each continuous month of service thereafter. Total restricted shares subject to repurchase by the Company as of June 30, 2007 were 12,917 shares and as of June 30, 2006 were 20,000 shares.

Warrants

The Company has outstanding warrants to purchase common stock at June 30, 2007:

	Exercise
Shares	Price Per Share	Expiration

12,270	$4.89	March 2010
575,345	5.65	June 2012
52,082	8.40	July 2008
32,146	11.58	June 2009
60,017	11.58	October 2010

731,860

Note 10.	Income Taxes

There is no provision for income taxes because the Company has incurred operating losses since its inception. Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts

Cardica, Inc.

Notes to Financial Statements — (Continued)

used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2007	2006

Net operating loss carry-forwards	$26,289	$21,513
Research credits	2,417	1,391
Capitalized research and development expenses	166	217
Other	159	392

Total deferred tax assets	29,031	23,513
Valuation allowance	(29,031)	(23,513)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $5.5 million, $4.1 million and $3.8 million during fiscal years 2007, 2006 and 2005, respectively.

As of June 30, 2007, the Company had federal net operating loss carry-forwards of approximately $67.8 million. The Company also had federal and state research and development tax credit carry-forwards of approximately $1.4 million and $939,000, respectively. The net operating loss and tax credit carry-forwards will expire at various dates beginning in 2013, if not utilized. As of June 30, 2007, the Company had a state net operating loss carry-forward of approximately $60.4 million, which expires beginning in 2008.

The reconciliation of income tax benefits attributable to the net loss computed at the U.S federal statutory rates to income tax benefit (expense) (in thousands):

	Fiscal Year Ended June 30,
	2007	2006	2005

Tax benefit at U.S. statutory rate	$(4,624)	$(4,222)	$(3,723)
Loss for which no tax benefit is currently recognizable	4,298	4,010	2,893
Other, net	326	212	830

	$—	$—	$—

Utilization of the net operating loss and tax credit carry-forwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, that are applicable if the Company experiences an “ownership change,” which may occur, for example, as a result of sales of the Company’s stock and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

Note 11.	Employee Benefit Plan

In January 2001, the Company adopted a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees. Employees may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations. The Company may make discretionary contributions as determined by the Board of Directors. No amount was contributed by the Company to the plan during fiscal years 2007, 2006 or 2005.

Note 12.	Indemnification

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third-party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third-party intellectual property rights caused by the

Cardica, Inc.

Notes to Financial Statements — (Continued)

Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2007 or 2006.

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All financial statement schedules are omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3. The following exhibits are included herein or incorporated herein by reference:

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3	.2(1)	Bylaws of the Registrant as currently in effect.
3	.3(2)	Specimen Common Stock certificate of the Registrant.
4	.1(1)	Warrant dated March 17, 2000 exercisable for 36,810 shares of common stock (on a pre-split basis).
4	.2(1)	Warrant dated July 5, 2001 exercisable for 31,251 shares of common stock (on a pre-split basis).
4	.3(1)	Warrant dated July 5, 2001 exercisable for 124,999 shares of common stock (on a pre-split basis).
4	.4(1)	Warrant dated June 13, 2002 exercisable for 96,439 shares of common stock (on a pre-split basis).
4	.5(1)	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis).
4	.6(3)	Form of Warrant dated June 2007.
4	.7(10)	Securities Purchase Agreement, dated June 7, 2007, by and among Cardica, Inc. and the purchasers listed on the signature pages thereto.
10	.1(1)	1997 Equity Incentive Plan and forms of related agreements and documents.
10	.2(4)	2005 Equity Incentive Plan and forms of related agreements and documents.
10	.3(1)	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among the Registrant and certain stockholders.
10	.4(2)	Benefit Agreement with Bernard Hausen, M.D., Ph.D.+
10	.5(1)	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.
10	.6(5)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003.†
10	.6.1(7)	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.†
10	.7(6)	Subordinated Convertible Note Agreement with Century Medical, Inc. dated June 16, 2003, and Amendment No. 1 thereto, dated August 6, 2003.†
10	.7.1(7)	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.
10	.8(1)	Note issued pursuant to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.8.1(7)	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.9(6)	Agreement by and between the Company and the Guidant Investment Corporation, dated August 19, 2003.†
10	.10(1)	Allen & Company LLC letter of intent dated September 12, 2005.
10	.11(2)	License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated December 9, 2005.†
10	.12(8)	Note Conversion Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation.
10	.13(8)	Registration Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation.
10	.14(8)	Consent to Grant of Registration Rights and Amendment to Amended and Restated Investor Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and the investors set forth therein.
10	.15(9)	Cardica, Inc. Non-Employee Director Compensation.+

Exhibit
Number		Description

10	.16(10)	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10	.17(11)	License, Development and Commercialization Agreement by and between the Company and Cook Incorporated, dated June 12, 2007.
10	.18(12)	Bonus arrangement for Vice President of Worldwide Sales and Marketing, effective June 27, 2007.+
10	.19(12)	Additional Compensation Information for named executive officers.+
21	.1(1)	Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 82).
31.1		Certification of chief executive officer.
31.2		Certification of chief financial officer.
32.1		Section 1350 Certification

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

+	Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 on November 4, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A on February 1, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A on February 2, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A on December 20, 2005 and incorporated herein by reference.

(7)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007 and incorporated herein by reference.

(8)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 and incorporated by reference herein.

(11)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, excluding Items 3.01 and incorporated herein by reference.

(12)	Described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2007.

(b) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Cardica, Inc.
Registrant

Date September 18, 2007	/s/ Robert Y. Newell
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on September 18, 2007:

Name and Signature	Title	Date

/s/ Bernard A. Hausen Bernard A. Hausen, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	September 18, 2007

/s/ Robert Y. Newell Robert Y. Newell	Chief Financial Officer (Principal Financial and Accounting Officer)	September 18, 2007

/s/ J. Michael Egan J. Michael Egan	Director	September 18, 2007

/s/ Kevin T. Larkin Kevin T. Larkin	Director	September 18, 2007

/s/ Jeffrey L. Purvin Jeffrey L. Purvin	Director	September 18, 2007

/s/ Richard P. Powers Richard P. Powers	Director	September 18, 2007

/s/ Robert C. Robbins Robert C. Robbins, M.D.	Director	September 18, 2007

/s/ John Simon John Simon, Ph.D.	Director	September 18, 2007

Name and Signature	Title	Date

/s/ Stephen A. Yencho Stephen A. Yencho, Ph.D.	Director	September 18, 2007

/s/ William H. Younger, Jr. William H. Younger, Jr.	Director	September 18, 2007

Exhibit Index

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3	.2(1)	Bylaws of the Registrant as currently in effect.
3	.3(2)	Specimen Common Stock certificate of the Registrant.
4	.1(1)	Warrant dated March 17, 2000 exercisable for 36,810 shares of common stock (on a pre-split basis).
4	.2(1)	Warrant dated July 5, 2001 exercisable for 31,251 shares of common stock (on a pre-split basis).
4	.3(1)	Warrant dated July 5, 2001 exercisable for 124,999 shares of common stock (on a pre-split basis).
4	.4(1)	Warrant dated June 13, 2002 exercisable for 96,439 shares of common stock (on a pre-split basis).
4	.5(1)	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis).
4	.6(3)	Form of Warrant dated June 2007.
4	.7(10)	Securities Purchase Agreement, dated June 7, 2007, by and among Cardica, Inc. and the purchasers listed on the signature pages thereto.
10	.1(1)	1997 Equity Incentive Plan and forms of related agreements and documents.
10	.2(4)	2005 Equity Incentive Plan and forms of related agreements and documents.
10	.3(1)	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among the Registrant and certain stockholders.
10	.4(2)	Benefit Agreement with Bernard Hausen, M.D., Ph.D.+
10	.5(1)	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.
10	.6(5)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003.†
10	.6.1(7)	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.†
10	.7(6)	Subordinated Convertible Note Agreement with Century Medical, Inc. dated June 16, 2003, and Amendment No. 1 thereto, dated August 6, 2003.†
10	.7.1(7)	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.
10	.8(1)	Note issued pursuant to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.8.1(7)	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.9(6)	Agreement by and between the Company and the Guidant Investment Corporation, dated August 19, 2003.†
10	.10(1)	Allen & Company LLC letter of intent dated September 12, 2005.
10	.11(2)	License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated December 9, 2005.†
10	.12(8)	Note Conversion Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation.
10	.13(8)	Registration Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation.
10	.14(8)	Consent to Grant of Registration Rights and Amendment to Amended and Restated Investor Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and the investors set forth therein.
10	.15(9)	Cardica, Inc. Non-Employee Director Compensation.+
10	.16(10)	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10	.17(11)	License, Development and Commercialization Agreement by and between the Company and Cook Incorporated, dated June 12, 2007.
10	.18(12)	Bonus arrangement for Vice President of Worldwide Sales and Marketing, effective June 27, 2007.+
10	.19(12)	Additional Compensation Information for named executive officers.+
21	.1(1)	Subsidiaries of Registrant.

Exhibit
Number	Description

23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 82).
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32.1	Section 1350 Certification.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

+	Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 on November 4, 2005 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A on February 1, 2006 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006 and incorporated herein by reference.

(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A on February 2, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1/A on December 20, 2005 and incorporated herein by reference.

(7)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007 and incorporated herein by reference.

(8)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 and incorporated by reference herein.

(11)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, excluding Items 3.01 and incorporated herein by reference.

(12)	Described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 2007.