Form 10-Q
period 2007-09-30
CARDICA INC
filed 2007-11-07
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51772

Cardica, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3287832
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

     On November 5, 2007, there were 13,667,582 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	June 30,
	2007	2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$8,018	$14,539
Short-term investments	10,840	8,895
Accounts receivable	476	283
Inventories	1,251	1,229
Prepaid expenses and other current assets	301	418

Total current assets	20,886	25,364

Property and equipment, net	1,837	1,450
Restricted cash	510	510

Total assets	$23,233	$27,324

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$514	$758
Accrued compensation	432	516
Other accrued liabilities	409	926
Current portion of leasehold improvement obligation	102	122
Deferred development revenue	1,025	882
Deferred rent	94	111

Total current liabilities	2,576	3,315

Deferred rent	—	9
Note payable	2,000	2,000
Leasehold improvement obligation	—	11

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 13,623,624 and 13,606,333 shares issued and outstanding at September 30, 2007 and June 30, 2007, respectively	14	14
Additional paid-in capital	97,423	97,171
Treasury stock at cost (66,227 shares at September 30, 2007 and June 30, 2007)	(596)	(596)
Deferred stock compensation	(513)	(591)
Accumulated other comprehensive loss	(5)	(2)
Accumulated deficit	(77,666)	(74,007)

Total stockholders’ equity	18,657	21,989

Total liabilities and stockholders’ equity	$23,233	$27,324

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended
	September 30,
	2007	2006
Net revenue:
Product revenue, net	$1,026	$458
Development revenue	307	—
Royalty revenue from related party	16	13

Total net revenue	1,349	471

Operating costs and expenses:
Cost of product revenue	1,013	679
Research and development	1,688	1,488
Selling, general and administrative	2,553	2,070

Total operating costs and expenses	5,254	4,237

Loss from operations	(3,905)	(3,766)

Interest income	270	389
Interest expense (includes related party interest expense of $226 for the three months ended September 30, 2006)	(25)	(264)
Other income	1	—

Net loss	$(3,659)	$(3,641)

Basic and diluted net loss per share	$(0.27)	$(0.37)

Shares used in computing basic and diluted net loss per share	13,604	9,778

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(3,659)	$(3,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208	186
Loss on disposal of property and equipment	12	—
Stock-based compensation expenses	313	148
Changes in assets and liabilities:
Accounts receivable	(193)	21
Prepaid expenses and other current assets	117	100
Inventories	(22)	(220)
Accounts payable and other accrued liabilities	(758)	(252)
Accrued compensation	(84)	3
Deferred development revenue	143	—
Deferred rent	(26)	(21)
Leasehold improvement obligation	(31)	(31)
Interest payable to related party	—	226

Net cash used in operating activities	(3,980)	(3,481)

Investing activities:
Purchases of property and equipment	(607)	(106)
Purchases of short-term investments	(11,024)	(4,421)
Proceeds from sales and maturities of short-term investments	9,076	8,544

Net cash (used in) provided by investing activities	(2,555)	4,017

Financing activities:
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	37	46
Issuance costs from sale of common stock	(23)	—
Proceeds from payment of receivable from stock option exercises	—	79

Net cash provided by financing activities	14	125

Net increase (decrease) in cash and cash equivalents	(6,521)	661
Cash and cash equivalents at beginning of period	14,539	4,102

Cash and cash equivalents at end of period	$8,018	$4,763

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2007
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

     The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2007 filed on Form 10-K with the Securities and Exchange Commission on September 19, 2007.
New Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of July 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. The pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.
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
     Unrealized gains or losses on available-for-sale securities at September 30, 2007 and June 30, 2007 are classified as accumulated other comprehensive loss on the accompanying balance sheet.
     Available-for-sale securities at September 30, 2007 consisted primarily of auction rate preferred securities, corporate debt securities and debt instruments of the U.S. Government and its agencies. We restrict our exposure to any single corporate issuer by imposing concentration limits. The underlying contractual maturities of the auction rate securities and other debt securities are greater than one year. Although maturities may extend beyond one year, it is management’s intent that these securities will be used for current operations, and, therefore, such investments are classified as short-term.
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
Revenue Recognition
     Revenue is recognized revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.
     The Company records product revenue net of estimated product returns and discounts from the list prices for its products. The amounts of product returns and the discount amounts have not been material to date. The Company includes shipping and handling costs in cost of product revenue.
     Revenue generated from development contracts is recognized upon acceptance of milestone payments or upon incurrence of the related development expenses by the customer in accordance with contractual terms, only to the extent of actual costs incurred to date. Amounts paid but not yet expended on the project are refundable and are recorded as deferred revenue until such time as project milestones are achieved or the related development expenses are incurred.
NOTE 2 — STOCK-BASED COMPENSATION
     During fiscal year 2006, the Company adopted SFAS No. 123R, “Share-Based Payment”s, which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee and director services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Upon adoption of SFAS No. 123R, the Company elected to recognize compensation expense using the accelerated method. Prior to the adoption of SFAS No. 123R in the second quarter of fiscal year 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25”. The Company adopted SFAS No. 123R applying the “prospective method” under which it would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.
     SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company did not grant any stock awards during the three month period ended September 30, 2007. The Company used the Black-Scholes model to value its new stock option grants under SFAS No. 123R, with the following assumptions:

Three months
ended
September 30,
2006
Risk-free interest rate	4.9%
Dividend yield	0.00%
Weighted-average expected life	6 years
Volatility	70%
     Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2008 and 2007 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     The expected term of options granted is determined using the “simplified” method allowed by Staff Accounting Bulletin (“SAB”) 107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The simplified approach is not permitted for options granted, modified or settled after December 31, 2007. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses of $233,000, or $0.02 per share and $54,000, or $0.01 per share, for the three months ended September 30, 2007 and 2006, respectively.
     Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation recorded prior to the adoption of SFAS No. 123R (in thousands).

	Three months ended
	September 30,
	2007	2006
Cost of product revenue	$14	$17
Research and development	109	(68)
Selling, general and administrative	190	199

Total	$313	$148

     The Company recorded stock compensation expense associated with the amortization of deferred stock compensation of $78,000 and $93,000 for the three months ended September 30, 2007 and 2006, respectively.
     The expected future amortization expense for deferred stock compensation as of September 30, 2007 is as follows (in thousands):

Fiscal year ending June 30,

2008 (remaining)	$229
2009	263
2010	21

$513

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
Activity in our Stock-Based Compensation Plans:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available for	Number of	Price Per
	Grant	shares	Share
Balance at June 30, 2007	117,967	1,316,006	$4.67
Options granted	—	—	—
Options exercised	—	(17,291)	2.21
Options forfeited	18,059	(18,059)	6.29

Balance at September 30, 2007	136,026	1,280,656	$4.68

           The following table summarizes information about options outstanding and vested and exercisable at September 30, 2007:

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$0.30 - $2.25	197,107	4.49	197,049
$2.85	390,796	7.25	265,877
$4.38 - $6.00	186,183	6.25	31,127
$6.03	274,800	6.74	9,216
$6.75 - $9.00	197,941	8.27	73,887
$9.75	33,829	8.21	11,231

Total outstanding	1,280,656	6.75	588,387

Options vested and expected to vest	1,004,337	6.63

NOTE 3 — NET LOSS PER SHARE
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock and unvested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive (in thousands, except per share data):

	Three months ended
	September 30,
	2007	2006
Numerator:
Net loss	$(3,659)	$(3,641)

Denominator:
Weighted-average common shares outstanding	13,618	9,807
Less: Weighted-average unvested common shares subject to repurchase	(2)	(9)
Less: Unvested restricted shares	(12)	(20)

Denominator for basic and diluted net loss per share	13,604	9,778

Basic and diluted net loss per share	$(0.27)	$(0.37)

Outstanding securities not included in historical diluted net loss per share calculation
Options to purchase common stock	1,281	969
Unvested restricted shares	12	20
Warrants	732	157

Total	2,025	1,146

NOTE 4 — COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, “Reporting Comprehensive Income”.
     Comprehensive loss and its components for the three month periods ended September 30, 2007 and 2006 were as follows (in thousands):

	Three months ended
	September 30,
	2007	2006
Net loss	$(3,659)	$(3,641)
Change in unrealized loss on investments	(3)	18

Comprehensive loss	$(3,662)	$(3,623)

NOTE 5 — SHORT-TERM INVESTMENTS
The following is a summary of short-term investments (in thousands):

	September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Auction rate preferred	$2,650	$—	$—	$2,650
Commercial paper	5,480	—	(7)	5,473
Federal agency bonds	2,715	2	—	2,717

Total	$10,845	$2	$(7)	$10,840

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Auction rate preferred	$5,850	$—	$—	$5,850
Commercial paper	1,298	—	(1)	1,297
Federal agency bonds	1,749	—	(1)	1,748

Total	$8,897	$—	$(2)	$8,895

NOTE 6 — INVENTORIES
Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2007	2007
Raw materials	$420	$405
Work in progress	216	296
Finished goods	615	528

	$1,251	$1,229

NOTE 7 — LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
     In December 2005, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated (“Cook”) relating to development of the Cook Vascular Closure Device, previously called the X-Port Vascular Access Closure Device. Under the agreement, the Company agreed to develop the Cook Vascular Closure Device with Cook, and Cook has exclusive commercialization rights to market any product that is developed in collaboration for medical procedures anywhere in the body. To date the Company has received payments totaling $3.2 million including $450,000 during the three month period ended September 30, 2007. The Company recorded as development revenue under the agreement of $238,000 for the three month period ended September 30, 2007 and none for the three month period ended September 30, 2006. A total of $594,000 had been recorded as deferred development revenue on the balance sheet as of September 30, 2007 related to this agreement. The Company is also entitled to receive from Cook up to a total of an additional $800,000 in future payments if additional development milestones under the agreement are achieved. The Company may potentially receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any.
     In June 2007, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook relating to development and commercialization of a specialized device designed to close the patent foramen ovale, or PFO. Under the agreement, the Company agreed to develop the PFO device with Cook, and Cook has exclusive worldwide commercialization rights to market any product that is developed in collaboration. To date the Company has received a payment totaling $500,000 and is due to receive an additional payment of $350,000. The Company recorded as development revenue under the agreement a total of $69,000 for the three month period ended September 30, 2007 and none for the three month period ended September 30, 2006. A total of $431,000 has been recorded as deferred development revenue on the balance sheet as of September 30, 2007 related to this agreement. Cook may also pay the Company up to a total of an additional $2.6 million in future payments if development milestones are achieved. The Company may potentially receive a royalty based on Cook’s annual worldwide sales of the PFO Closure Device.

NOTE 8 — INCOME TAXES
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS 109 on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized no liabilities for unrecognized income tax benefits. At the adoption date of July 1, 2007, the Company had approximately $574,000 of unrecognized tax benefits, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company is uncertain about the timing and amount of future earnings. Unrecognized tax benefits are anticipated to increase related to certain tax credits. While the increase cannot be estimated at this time, such increase in unrecognized tax benefits would be entirely offset by a change in the valuation allowance and therefore would not have a material effect on the Company’s financial statements.
     The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through September 30, 2007. The tax years 1998 – 2006 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject.
NOTE 9 — SUBSEQUENT EVENT
     In October 2007, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”) with the Securities and Exchange Commission (the “SEC”) in order for the Company to be in a position to issue and sell up to $40.0 million of shares (the “Company Shares”) of the Company’s Common Stock, and to facilitate the resale of up to all 2,579,795 shares of the Company’s Common Stock held by Guidant Investment Corporation (the “Selling Stockholder Shares”), to the public in a registered offering or offerings under the Securities Act of 1933, as amended (the “Act”).  The Registration Statement was declared effective by the SEC on October 19, 2007. On October 29, 2007, the Company filed a preliminary prospectus supplement to the prospectus contained in the Registration Statement with respect to a proposed underwritten public offering of 1.5 million of the Company Shares (plus Company Shares issuable upon exercise of an over-allotment option expected to be granted to the underwriters of the proposed public offering) and all of the Selling Stockholder Shares.

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
Overview
     We are a leading provider of proprietary automated systems used by surgeons to perform anastomoses during coronary artery bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond narrowed or occluded portions of coronary arteries, “bypassing” the narrowed or occluded portion of the artery that is impairing blood flow to the heart muscle. Our first two systems, the C-Port® Distal Anastomosis System, or C-Port system, which currently includes our C-Port xA system and C-Port Flex A system, and the PAS-Port® Proximal Anastomosis System, or PAS-Port system, provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. Our C-Port systems are each used to perform a distal anastomosis, which is the connection of a bypass graft vessel to the occluded coronary artery downstream of the occlusion. Our C-Port systems are the only FDA-cleared automated distal anastomosis systems currently marketed in the United States. Our PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta, the source of blood for the bypass. The PAS-Port system is the only fully automated proximal anastomosis system marketed today.
     We currently sell C-Port systems in the United States and Europe and the PAS-Port system in Europe, and the PAS-Port system is sold in Japan through our distributor, Century Medical, Inc. In November 2006, we received 510(k) clearance of the C-Port xA system from the FDA. Our original C-Port system received the CE Mark in April 2004 for marketing in the European Union and 510(k) clearance from the FDA in November 2005. With the introduction of the C-Port xA system, the original C-Port system was discontinued. In March 2007, we received 510(k) clearance of the C-Port Flex A system.
     We completed enrollment in March 2007 of 220 patients in 12 sites in the U.S. and Europe in a prospective, randomized, multi-center and multi-national clinical trial under an Investigational Device Exemption, or IDE, from the FDA to evaluate the safety and efficacy of the PAS-Port system. We expect to complete the 9 month follow up angiograms in early 2008 and, if the results are favorable, to include the results of the clinical trial as part of a 510(k) submission in the first quarter of calendar year 2008.
     In December 2005 we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under our agreement, Cook funds certain development activities, and we and Cook are jointly developing the device. Cook has received an exclusive worldwide, royalty-bearing license, with the rights to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. During the three month period ended September 30, 2007, we received $450,000 for development work. During fiscal year 2007, we received payments aggregating $1.8 million for development work and production tooling. We received payments totaling $1.0 million in development milestone payments in fiscal year 2006. We recorded as development revenue under the agreement $238,000 for the three month period ended September 30, 2007 and none for the three month period ended September 30, 2006. A total of $594,000 had been recorded as deferred development revenue on the balance sheet as of September 30, 2007. Cook will also pay us up to a total of an additional $800,000 in future payments if additional development milestones are achieved. We may potentially receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device.
     In June 2007, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device to close the patent foramen ovale, or PFO. Under the agreement, we and Cook will jointly develop the device. Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Closure Device. During fiscal year 2007, we received a payment of $500,000, and in fiscal year 2008, we are due to receive an additional payment of $350,000. We recorded as development revenue under the agreement a total of $69,000 for the three month period ended September 30, 2007 and none for the three month period ended September 30, 2006. A total of $431,000 has been recorded as deferred development revenue on the balance sheet as of September 30, 2007. Cook may also pay us up to a total of an additional $2.6 million in future payments if development milestones are achieved. We may potentially receive a royalty based on Cook’s annual worldwide sales of the PFO closure device.
     We manufacture the C-Port and PAS-Port systems with parts and components supplied by vendors, which we then assemble, test and package. For the three months ended September 30, 2007, we generated net revenue of $1.3 million and incurred a net loss of $3.7 million. As of September 30, 2007, our accumulated deficit was $77.7 million. Since our inception, we have not been profitable. We expect to continue to incur net losses for the foreseeable future.
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
     Revenue generated from development contracts is recognized upon acceptance of milestone payments or upon incurrence of the related development expenses by the customer in accordance with contractual terms, only to the extent of actual costs incurred to date. Amounts paid but not yet expended on the project are refundable and are recorded as deferred revenue until such time as project milestones are achieved or the related costs are incurred.
     Inventory. We state our inventories at the lower of cost (computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis) or market (which is determined as the lower of replacement cost or net realizable value). Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated market value. Inventory write-downs are charged to cost of product revenue and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.
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
     Stock-Based Compensation. During fiscal year 2006, we adopted SFAS No. 123R, “Share-Based Payments”, which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee and director services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Upon adoption of SFAS No. 123R, we elected to recognize compensation expense using the accelerated method. Prior to the adoption of SFAS No. 123R in the second quarter of fiscal year 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, and FASB Interpretation No., or FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25”. We adopted SFAS No. 123R applying the “prospective method” under which we would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, we would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.
     The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The simplified approach is not permitted for options granted, modified or settled after December 31, 2007. Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal year 2008 and 2007 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation.  We recognize the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded stock-based compensation expense of $233,000, or $0.02 per share and $54,000, or $0.01 per share for the three month periods ended September 30, 2007 and 2006, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.2 million at September 30, 2007 and is expected to be recognized over the next 45 months.
     Prior to the adoption of SFAS No. 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standard Board, or FASB, Interpretation No., or FIN, 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” Upon adoption of SFAS No. 123R we applied the “prospective method” under which we continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner that we had accounted for them prior to adoption, that is, we continue to apply APB No. 25 in future periods to equity awards outstanding at the date we adopted SFAS No. 123R. Total unamortized deferred stock-based compensation at September 30, 2007 is approximately $513,000. We expect to record aggregate amortization of stock-based compensation expenses of $229,000 for the remainder of fiscal year 2008, $263,000 in fiscal year 2009 and $21,000 in fiscal year 2010.
Results of Operations
Comparison of the three months ended September 30, 2007 and 2006
     Net Revenue. Total net revenue increased by $878,000, or 186%, to $1.3 million for the three months ended September 30, 2007 compared to $471,000 for the same period in 2006. Product revenue increased by $568,000, or 124%, to $1.0 million for the three months ended September 30, 2007 compared to $458,000 for the same period in 2006. The increase in product revenue for the three months ended September 30, 2006 is a result of increased C-Port system sales in the United States and higher sales of the PAS-Port system in Japan.
     Development revenue was $307,000 and none for the three month periods ended September 30, 2007 and 2006, respectively. The development revenue for the three month period ended September 30, 2007 was comprised of $238,000 for development activities for the Cook Vascular Access Closure Device under our development agreement with Cook, and $69,000 for development activities on the PFO project also under a development agreement with Cook.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $334,000, or 49%, to $1.0 million for the three months ended September 30, 2007 compared to $679,000 for the same period in 2006. The increase in costs in the three months ended September 30, 2007 was primarily attributable to increased unit sales of our products during the period.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $200,000, or 13%, to $1.7 million for the three months ended September 30, 2007 compared to $1.5 million for the same period in 2006. The increase in costs for the three month period ended September 30, 2007 was attributable to increases in non-cash stock compensation charges of $178,000 and personnel related expenses, offset in part by lower domestic travel expenses for the Pas-Port clinical trial for the period.
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

     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $483,000, or 23%, to $2.6 million for the three months ended September 30, 2007 compared to $2.1 million for the same period in 2006. The increase in expenses in the three month period ended September 30, 2007 was attributable to higher personnel related and travel expenses as a result of building a field sales force in the United States to sell C-Port systems and higher consulting and professional service expenses to support the requirements of being a public company, offset in part by a decrease of $70,000 in legal expenses as a result of a patent interference proceeding resolution in February 2007.
     We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and continue to address the requirements of being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Interest Income. Interest income decreased $119,000, or 31%, to $270,000 for the three months ended September 30, 2007 compared to $389,000 for the same period in 2006. The decrease in interest income for the three months ended September 30, 2007 was primarily due to lower cash and short-term investment balances available for investing during the period.
     Interest Expense. Interest expense decreased $239,000, or 91%, to $25,000 for the three months ended September 30, 2007 compared to $264,000 for the same period in 2006. The decrease in interest expense for the three months ended September 30, 2007 was due to lower debt balances as a result of the extinguishment of $10.3 million of related-party debt in November 2006 and a $1.0 million payment in April 2007 of the debt to Century Medical, Inc.
Liquidity and Capital Resources
     As of September 30, 2007, our accumulated deficit was $77.7 million. We currently invest our cash and cash equivalents in large money market funds and our short-term investments primarily in debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock.
     As of September 30, 2007, except for operating leases, we did not have any off-balance sheet liabilities. We had cash, cash equivalents and short-term investments of $18.9 million as of September 30, 2007.
     The following table discloses aggregate information, as of September 30, 2007, about our contractual obligations and the periods in which payments are due (in thousands):

		Less than 1		More than
Contractual Obligations	Total	Year	1-3 Years	3 Years
Operating lease – real estate	$400	$400	$—	$—
Note payable, including interest	2,328	102	2,226	—

Total	$2,728	$502	$2,226	$—

     The long-term commitments under operating leases shown above consist of payments related to our real estate leases for our headquarters in Redwood City, California expiring in 2008.
     The note payable was originally issued in connection with our Japan Distribution Agreement with Century Medical, Inc. in June 2003. We extended the distribution agreement and restructured the $3.0 million note payable in March 2007, whereby $1.0 million of the note payable was paid in April 2007 and the remaining $2.0 million is due in June 2010. The note bears interest at 5% per annum through June 2008 and then increases to 6% per annum until maturity in June 2010. All interest due is payable quarterly. The holder of the note has a continuing security interest in all of our personal property and assets, including intellectual property.

Summary cash flow data is as follows (in thousands):

	Three months ended
	September 30,
	2007	2006
Net cash used in operating activities	$(3,980)	$(3,481)
Net cash (used in) provided by investing activities	(2,555)	4,017
Net cash provided by financing activities	14	125
     Net cash used in operating activities for the three month periods ended September 30, 2007 and 2006 was $4.0 million and $3.5 million, respectively. The use of cash for the three months ended September 30, 2007 was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, an increase in accounts receivable reflecting increased product revenues and a decrease in accounts payable and other accrued liabilities resulting from payments made for professional services and $360,000 to Allen & Company (a related-party) for advisory services. The use of cash for the three months ended September 30, 2006 was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, a decrease in accounts payable and other accrued liabilities resulting from payments made for professional services and an increase in inventories, offset in part by an increase in interest payable on the note to Guidant Investment, a related-party of $226,000.
     Net cash used by investing activities for the three month period ended September 30, 2007 was $2.6 million and net cash provided by investing activities for the three month period ended September 30, 2006 was $4.0 million. Net cash used or provided by investing activities represent the net purchases, sales and maturities of investments and purchases of property and equipment. Net cash used by investing activities for the three months ended September 30, 2007 was primarily related to purchases of investments as a result of increased cash available for investing received from the private placement offering in June 2007. Net cash provided by investing activities for the three months ended September 30, 2006 was primarily related to maturities of investments used to fund our operating losses. Purchases of property and equipment were $607,000 and $106,000 in the three month periods ended September 30, 2007 and 2006, respectively. The increase in purchases of property and equipment in the three month period ended September 30, 2007 was primarily related to higher expenditures for molds and tooling used to make our products.

     Net cash provided by financing activities for the three month periods ended September 30, 2007 and 2006 was $14,000 and $125,000, respectively. Net cash provided by financing activities for the three month period ended September 30, 2007 was from proceeds received from the exercise of stock options and for the three month period ended September 30, 2006 was related to net proceeds received from the repayment of the receivable from stock option exercises and proceeds received from the exercise of stock options.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation as of September 30, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended) were effective.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
ITEM 1A. RISK FACTORS
Our business is subject to the risks set forth below.
Risks Related to Our Business
We are dependent upon the success of our current products, and we have U.S. regulatory clearance for our C-Port, C-Port xA and C-Port Flex A systems only. We cannot be certain that any of our other products will receive regulatory clearance or approval or that any of our products, including the C-Port xA or C-port Flex A systems, will be successfully commercialized in the United States. If we are unable to successfully commercialize our products in the United States, or experience significant delays in doing so, our ability to generate revenue will be significantly delayed or halted, and our business will be harmed.
     We have expended significant time, money and effort in the development of our current products, the C-Port xA and C-Port Flex A systems, and the PAS-Port system. While we have received regulatory approval for the commercial sale of, and currently sell our C-Port xA and C-Port Flex A systems in the United States and in the European Union and of our PAS-Port system in the European Union and Japan, we do not have clearance or approval in the United States for the PAS-Port system, later generations of the C-Port xA or C-Port Flex A systems or any other product. While we believe most of our revenue in the near future will be derived from the sales and distribution of the C-Port xA and C-Port Flex A systems, we anticipate that our ability to increase our revenue in the longer term will depend on the regulatory clearance or approval and commercialization of the PAS-Port system and later generations of the C-Port xA or C-Port Flex A systems in the United States.
     If we are not successful in commercializing our C-Port xA or C-Port Flex A systems or obtaining U.S. Food and Drug Administration, or FDA, clearance or approval of either our later generations of the C-Port xA or C-Port Flex A systems or the current generation of the PAS-Port system, or if FDA clearance or approval of any of our products is significantly delayed, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006), and our C-Port Flex A in April 2007 but sales may not meet our expectations. Although we have other products under development, we may never obtain regulatory clearance or approval of those devices. We may be required to spend significant amounts of capital or time to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of time and money to obtain FDA clearance or approval and foreign regulatory approval. Imposition of any of these requirements could substantially delay or preclude us from marketing our products in the United States or foreign countries.
A prior automated cardiac proximal anastomosis system was introduced by another manufacturer but was withdrawn from the market, and, as a result, we may experience difficulty in commercializing our C-Port xA, C-Port Flex A and PAS-Port systems.
     A prior automated proximal anastomosis device was introduced by another manufacturer in the United States in 2002. The FDA received reports of apparently device-related adverse events, and in 2004, the device was voluntarily withdrawn from the market by the manufacturer. Because of the FDA’s experience with this prior device, the FDA has identified new criteria for the clinical data required to obtain clearance for a proximal anastomosis device like the PAS-Port. We may not be able to show that the PAS-Port satisfies these criteria, and we may therefore be unable to obtain FDA clearance or approval to market the device in the United States, which would substantially harm our business and prospects. Moreover, physicians who have experience with or knowledge of prior anastomosis devices may be predisposed against using our C-Port xA, C-Port Flex A or PAS-Port products, which could limit our ability to commercialize them if they are approved by the FDA. If we fail to achieve market adoption, our business, financial condition and results of operations would be materially harmed.
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
We have limited data regarding the safety and efficacy of the PAS-Port, C-Port xA and C-Port Flex A and have only recently begun training physicians in the United States to use the C-Port xA and C-Port Flex A systems. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our devices are adopted.
     The C-Port xA, C-Port Flex A and PAS-Port systems are innovative products, and our success depends upon their acceptance by the medical community as safe and effective. An important factor upon which the efficacy of the C-Port xA, C-Port Flex A and PAS-Port will be measured is long-term data regarding the duration of patency, or openness, of the artery or the graft vessel. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in cardiac bypass surgery, and the results of short-term clinical experience of the C-Port, C-Port xA, C-Port Flex A and PAS-Port systems do not necessarily predict long-term clinical benefit. We believe that physicians will compare long-term patency for the C-Port, C-Port xA, C-Port Flex A and PAS-Port devices against alternative procedures, such as hand-sewn anastomoses. If the long-term rates of patency do not meet physicians’ expectations, or if physicians find our devices unsafe, the C-Port xA, C-Port Flex A and PAS-Port systems may not become widely adopted and physicians may recommend alternative treatments for their patients. In addition, we have recently begun training physicians in the United States to use our C-Port, C-Port xA and C-Port Flex A systems. Any adverse experiences of physicians using the C-Port xA, or C-Port Flex A systems, or adverse outcomes to patients, may deter physicians from using our products and negatively impact product adoption.
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
     Even if the data collected from future clinical studies or clinical experience indicates positive results, each physician’s actual experience with our devices outside the clinical study setting may vary. Clinical studies conducted with the C-Port, C-Port xA, C-Port Flex A and PAS-Port systems have involved procedures performed by physicians who are technically proficient, high-volume users of the C-Port, C-Port xA, C-Port Flex A and PAS-Port systems. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the C-Port xA, C-Port Flex A and PAS-Port systems.
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
Even though our C-Port xA and C-Port Flex A products have received U.S. regulatory clearance, our PAS-Port system, as well as our future products, may still face future development and regulatory difficulties.
     Even though the current generation of the C-Port xA and C-Port Flex A systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of this product or ongoing requirements for potentially costly post-clearance studies. Any of our other products, including the PAS-Port system and future generations of the C-Port xA and C-Port Flex A systems, may also face these types of restrictions or requirements. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:
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
     Market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products. For example, in the second quarter of fiscal year 2007 we initiated a voluntary recall of 55 units of our C-Port xA device from specific manufacturing lots. Internal testing had revealed a supplier manufacturing defect in a single component of the device in the most recently received incoming lots of this component. Only a portion of the C-Port xA devices in specific manufacturing lots were affected. A portion of the devices manufactured in the affected lots was utilized in patients prior to the recall. While we believe the altered product does not present a hazard to patients, we may incur liabilities to patients in connection with these devices. This recall may impact physicians’ perception of our products.
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
     We derive a substantial portion of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three month periods ended September 30, 2007 and 2006, sales to Century accounted for approximately 29% and 46%, respectively, of our total product revenue. We expect that Century will continue to account for a substantial portion of our revenue in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
     To date, our manufacturing activities have consisted primarily of producing limited quantities of our products for use in clinical studies and for commercial sales in Japan, Europe and the United States. Production in commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing larger commercial quantities, including:
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
     Additionally, our manufacturing processes and, in some cases, those of our suppliers are required to comply with FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port, C-Port xA and C-Port Flex A systems. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our device and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.
     We may also be required to recall our products due to manufacturing supply defects. Our recall in fiscal 2007 had a negative impact on our revenue for the quarter ended December 31, 2006. If we issue additional recalls of our products in the future, our revenue and business could be further harmed.
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
     As of September 30, 2007, we had 71 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
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
     We are aware of patents issued to third parties that contain subject matter related to our technology. We cannot assure you that these or other third parties will not assert that our products and systems infringe the claims in their patents or seek to expand their patent claims to cover aspects of our products and systems. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may be required to redesign our products to avoid infringement, and it may not be possible to do so effectively. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the C-Port xA, C-Port Flex A or PAS-Port systems or any other product we may develop, which would have a significant adverse impact on our business.
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
     We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in endoscopic surgery, general vascular surgery or other markets. However, the process of researching and developing anastomotic devices is expensive, time-consuming and unpredictable. Our efforts to create products for these new markets are at a very early stage, and we may never be successful in developing viable products for these markets. Even if our development efforts are successful and we obtain the necessary regulatory and reimbursement approvals, we cannot assure you that these or our other products will gain any significant degree of market acceptance among physicians, patients or health care payors. Accordingly, we anticipate that, for the foreseeable future, we will be substantially dependent upon the successful development and commercialization of anastomotic systems and instruments for cardiac surgery, mainly the PAS-Port, C-Port xA and C-Port Flex A systems. Failure by us to successfully develop and commercialize these systems for any reason, including failure to overcome regulatory hurdles or inability to gain any significant degree of market acceptance, would have a material adverse effect on our business, financial condition and results of operations.
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
     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port xA and C-Port Flex A systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of November 1, 2007, we were not aware of any existing product liability claims.
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
     Some of our customers and prospective customers may have difficulty in procuring or maintaining liability insurance to cover their operations and use of the C-Port xA, C-Port Flex A or PAS-Port systems. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using the C-Port xA, C-Port Flex A or PAS-Port systems and potential customers may opt against purchasing the C-Port xA, C-Port Flex A or PAS-Port systems due to the cost or inability to procure insurance coverage.
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
     We have incurred net losses since our inception in October 1997. As of September 30, 2007, our accumulated deficit was approximately $77.7 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port xA and C-Port Flex A systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and the PAS-Port system in Japan in 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.
     Our cost of product revenue was 99% and 148% of our net product revenue for the three month periods ended September 30, 2007 and 2006, respectively. We expect to continue to have high costs of product revenue for the foreseeable future. In addition, we expect that our operating expenses will increase as we expand our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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
     As of September 30, 2007, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century that are due in June 2010. This substantial indebtedness has and will continue to impact us by:
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
     An existing arrangement with our current lender Century, as well as future arrangements with other creditors, allow or may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations and would have priority over any of our capital stock, including any liquidation preference of the preferred stock. After satisfaction of our debt obligations, we may have little or no proceeds left under these circumstances to distribute to the holders of our capital stock.
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
          Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 47% of our outstanding common stock as of September 30, 2007. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Evolving regulation of corporate governance and public disclosure will result in additional expenses and continuing uncertainty.
          Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The Nasdaq Stock Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure will result in increased general and administrative expenses and a diversion of management time and attention from product-generating and revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.
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
          The stock market in general, the Nasdaq Global Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially harm our financial condition and results of operations.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.
          We have paid no cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

     ITEM 6. EXHIBITS.

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.†

3.2	Amended and Restated Bylaws of Cardica, Inc.†

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

10.20	Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated September 19, 2007.#

10.21	Amendment of Registration Rights dated October 15, 2007.**

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

**	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: November 6, 2007	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: November 6, 2007	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance & Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.†

3.2	Amended and Restated Bylaws of Cardica, Inc.†

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

10.20	Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated September 19, 2007.#

10.21	Amendment of Registration Rights dated October 15, 2007.**

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

**	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007.