Form 10-Q
period 2007-12-31
CARDICA INC
filed 2008-02-08
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
      ☐ Large accelerated filer               ☐ Accelerated filer                         ☑ Non-accelerated filer                         ☐ Smaller reporting company
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐   No ☑
     On January 31, 2008, there were 15,667,194 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007
INDEX
Item

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2007	2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$16,010	$14,539
Short-term investments	14,893	8,895
Accounts receivable	587	283
Inventories	1,089	1,229
Prepaid expenses and other current assets	368	418

Total current assets	32,947	25,364

Property and equipment, net	1,959	1,450
Restricted cash	510	510

Total assets	$35,416	$27,324

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$601	$758
Accrued compensation	580	516
Other accrued liabilities	587	926
Current portion of leasehold improvement obligation	72	122
Deferred development revenue	1,102	882
Deferred rent	66	111

Total current liabilities	3,008	3,315

Deferred rent	—	9
Note payable	2,000	2,000
Leasehold improvement obligation	—	11

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,663,222 and 13,606,333 shares issued and outstanding at December 31, 2007 and June 30, 2007, respectively	16	14
Additional paid-in capital	113,258	97,171
Treasury stock at cost (66,227 shares at December 31 and June 30, 2007)	(596)	(596)
Deferred stock compensation	(433)	(591)
Accumulated other comprehensive loss	(4)	(2)
Accumulated deficit	(81,833)	(74,007)

Total stockholders’ equity	30,408	21,989

Total liabilities and stockholders’ equity	$35,416	$27,324

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Net revenue:
Product revenue, net	$1,283	$416	$2,309	$874
Development revenue	395	500	702	500
Royalty revenue from related party	16	12	32	25

Total net revenue	1,694	928	3,043	1,399

Operating costs and expenses:
Cost of product revenue	1,199	884	2,212	1,563
Research and development	1,746	1,661	3,434	3,149
Selling, general and administrative	3,176	2,203	5,729	4,273

Total operating costs and expenses	6,121	4,748	11,375	8,985

Loss from operations	(4,427)	(3,820)	(8,332)	(7,586)

Interest income	283	298	553	687
Interest expense (includes related party interest expense of $94 for the three months ended December 31, 2006 and $320 for the six months ended December 31, 2006)	(25)	(132)	(50)	(396)
Other income	2	—	3	—
Gain on early retirement of notes payable to related party	—	1,183	—	1,183

Net loss	$(4,167)	$(2,471)	$(7,826)	$(6,112)

Basic and diluted net loss per share	$(0.29)	$(0.23)	$(0.56)	$(0.60)

Shares used in computing basic and diluted net loss per share	14,471	10,642	14,037	10,210

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	December 31,
	2007	2006
Operating activities:
Net loss	$(7,826)	$(6,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	435	370
Loss on disposal of property and equipment	12	—
Gain on early retirement of notes payable to related party	—	(1,433)
Stock-based compensation expenses	788	444
Changes in assets and liabilities:
Accounts receivable	(304)	(24)
Prepaid expenses and other current assets	50	177
Inventories	140	(130)
Accounts payable and other accrued liabilities	(490)	(458)
Accrued compensation	64	45
Deferred development revenue	220	—
Deferred rent	(54)	(45)
Leasehold improvement obligation	(61)	(61)
Interest payable to related party	—	(2,333)

Net cash used in operating activities	(7,026)	(9,560)

Investing activities:
Purchases of property and equipment	(956)	(230)
Purchases of short-term investments	(20,853)	(4,994)
Proceeds from sales and maturities of short-term investments	14,853	21,244

Net cash (used in) provided by investing activities	(6,956)	16,020

Financing activities:
Payment of notes payable to related party	—	(3,087)
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	76	99
Net proceeds from issuance of common stock	15,377	—
Proceeds from payment of receivable from stock option exercises	—	79

Net cash provided by (used in) financing activities	15,453	(2,909)

Net increase in cash and cash equivalents	1,471	3,551
Cash and cash equivalents at beginning of period	14,539	4,102

Cash and cash equivalents at end of period	$16,010	$7,653

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2007
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

Available-for-Sale Securities
     The Company has classified its investments in marketable securities as available-for-sale. Investments are reported at market value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. The net realized gains and losses on sales of available-for-sale securities were not material in the periods presented.
     Unrealized gains or losses on available-for-sale securities at December 31, 2007 and June 30, 2007 are classified as accumulated other comprehensive loss on the accompanying balance sheet.
     Available-for-sale securities at December 31, 2007 consisted primarily of auction rate preferred securities, corporate debt securities and debt instruments of the U.S. Government and its agencies. We restrict our exposure to any single corporate issuer by imposing concentration limits. The underlying contractual maturities of the auction rate securities are greater than one year. Although maturities may extend beyond one year, it is management’s intent that these securities will be used for current operations, and, therefore, such investments are classified as short-term.
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
Revenue Recognition
     Revenue is recognized in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.
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
NOTE 2 — STOCK-BASED COMPENSATION
     During fiscal year 2006, the Company adopted SFAS No. 123R, “Share-Based Payments”, which revises SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee and director services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Upon adoption of SFAS No. 123R, the Company elected to recognize compensation expense using the accelerated method. Prior to the adoption of SFAS No. 123R in the second quarter of fiscal year 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25”. The Company adopted SFAS No. 123R applying the “prospective method” under which it would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB No. 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.
     SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date. The Company used the Black-Scholes model to value its new stock option grants under SFAS No. 123R, with the following assumptions:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Risk-free interest rate	3.53%	4.61%	3.53%	4.75%
Dividend yield	—	—	—	—
Weighted-average expected life	4.6 years	6 years	4.6 years	6 years
Volatility	70%	70%	70%	70%
     Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2008 and 2007 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size and financial leverage.
     The expected term of options granted is determined using the “simplified” method allowed by Staff Accounting Bulletin (“SAB”) 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses of $397,000, or $0.03 per share and $206,000, or $0.02 per share, for the three months ended December 31, 2007 and 2006, respectively, and $633,000, or $0.05 per share and $260,000, or $0.03 per share, for the six months ended December 31, 2007 and 2006, respectively.
     Included in the statement of operations were the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation recorded prior to the adoption of SFAS No. 123R (in thousands).

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Cost of product revenue	$13	$17	$27	$34
Research and development	146	71	255	3
Selling, general and administrative	316	208	506	407

Total	$475	$296	$788	$444

     The Company recorded stock compensation expense associated with the amortization of deferred stock compensation of $78,000 and $90,000 for the three months ended December 31, 2007 and 2006, respectively, and $155,000 and $184,000 for the six months ended December 31, 2007 and 2006, respectively.

     The expected future amortization expense for deferred stock compensation as of December 31, 2007 was as follows (in thousands):

Fiscal year ending June 30, 2008 (remaining)	$150
2009	262
2010	21

$433

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
Activity in our Stock-Based Compensation Plans:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available for	Number	Price Per
	Grant	of Shares	Share
Balance at June 30, 2007	117,967	1,316,006	$4.67
Shares reserved	500,000	—	—
Options granted	(82,700)	82,700	7.74
Restricted shares issued	(52,450)	—	—
Options exercised	—	(23,269)	3.32
Options forfeited	24,692	(24,692)	6.63

Balance at December 31, 2007	507,509	1,350,745	$4.85

     The following table summarizes information about options outstanding and vested and exercisable at December 31, 2007:

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$0.30 - $2.25	197,049	4.24	197,049
$2.85	389,701	7.01	288,156
$4.38 - $6.00	186,183	6.00	41,581
$6.03	274,675	6.49	22,939
$6.75 - $8.00	255,975	7.59	97,997
$9.00 - $9.75	47,162	7.91	24,456

Total outstanding	1,350,745	6.50	672,178

Options vested and expected to vest	1,077,240

NOTE 3 — NET LOSS PER SHARE
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and plus dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock and unvested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive (in thousands, except per share data).

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(4,167)	$(2,471)	$(7,826)	$(6,112)

Denominator:
Weighted-average common shares outstanding	14,531	10,669	14,074	10,238
Less: Weighted-average unvested common shares subject to repurchase	(1)	(7)	(2)	(8)
Less: Weighted-average unvested restricted shares	(59)	(20)	(35)	(20)

Denominator for basic and diluted net loss per share	14,471	10,642	14,037	10,210

Basic and diluted net loss per share	$(0.29)	$(0.23)	$(0.56)	$(0.60)

Outstanding securities not included in historical diluted net loss per share calculation Options to purchase common stock	1,351	951	1,351	951
Unvested restricted shares	62	20	62	20
Warrants	732	157	732	157

Total	2,145	1,128	2,145	1,128

NOTE 4—COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, “Reporting Comprehensive Income”.
     Comprehensive loss and its components for the three- and six-month periods ended December 31, 2007 and 2006 were as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Net loss	$(4,167)	$(2,471)	$(7,826)	$(6,112)
Change in unrealized loss on investments	1	20	(2)	38

Comprehensive loss	$(4,166)	$(2,451)	$(7,828)	$(6,074)

NOTE 5 —SHORT-TERM INVESTMENTS
     The following is a summary of short-term investments (in thousands):

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Auction rate preferred	$4,400	$—	$—	$4,400
Commercial paper	5,523	—	(5)	5,518
Federal agency bonds	4,974	1	—	4,975

Total	$14,897	$1	$(5)	$14,893

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Auction rate preferred	$5,850	$—	$—	$5,850
Commercial paper	1,298	—	(1)	1,297
Federal agency bonds	1,749	—	(1)	1,748

Total	$8,897	$—	$(2)	$8,895

NOTE 6—INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2007	2007
Raw materials	$462	$405
Work in progress	259	296
Finished goods	368	528

	$1,089	$1,229

NOTE 7—LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
     In December 2005, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated (“Cook”) relating to development of the Cook Vascular Closure Device, previously called the X-Port Vascular Access Closure Device, an innovative automated system designed to close access openings in femoral arteries after interventional vascular procedures. Under the agreement, the Company agreed to develop the Cook Vascular Closure Device with Cook, and Cook has exclusive commercialization rights to market any product that is developed in collaboration for medical procedures anywhere in the body. Through December 31, 2007, the Company had received payments totaling $3.2 million, including $572,000 during the six-month period ended December 31, 2007. The Company recorded as development revenue under the agreement $258,000 and $500,000 for the three-month periods ended December 31, 2007 and 2006, respectively, and $496,000 and $500,000 for the six-month periods ended December 31, 2007 and 2006, respectively. A total of $458,000 had been recorded as deferred development revenue on the balance sheet as of December 31, 2007 related to this agreement. The Company is also entitled to receive from Cook up to a total of an additional $800,000 in future payments if additional development milestones under the agreement are achieved. The Company may potentially receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any.
     In June 2007, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook relating to development and commercialization of a specialized device (the “PFO device”) designed to close holes in the heart from generic heart defects known as patent foramen ovales. Under the agreement, the Company agreed to develop the PFO device with Cook, and Cook has exclusive worldwide commercialization rights to market any product that is developed in collaboration. Through December 31, 2007, the Company had received payments totaling $850,000, including $350,000 received during the six-month period ended December 31, 2007. The Company recorded as development revenue under the agreement a total of $137,000 and $206,000 for the three- and six-month periods ended December 31, 2007, respectively, and none in 2006. A total of $644,000 had been recorded as deferred development revenue on the balance sheet as of December 31, 2007 related to this agreement. The Company is also entitled to receive from Cook up to a total of an additional $2.6 million in future payments if additional development milestones under the agreement are achieved. The Company may potentially receive a royalty based on Cook’s annual worldwide sales of the PFO Closure Device, if any.
NOTE 8—INCOME TAXES
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
     The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through December 31, 2007. The tax years 1998 through 2006 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject.
NOTE 9—PUBLIC OFFERING
     On November 14, 2007, the Company sold 1,500,000 shares of its common stock, and Guidant Investment Corporation sold 2,575,795 shares of the Company’s common stock, in a public offering for aggregate gross proceeds to the Company of $12.8 million. After deducting the underwriters’ commissions and discounts and other issuance costs, the Company received net proceeds of approximately $11.6 million. On December 13, 2007, the Company sold an additional 481,170 shares of its common stock to the underwriters pursuant to the exercise of the over-allotment option. The Company received aggregate gross proceeds of $4.1 million from the exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission and related expenses, the Company received from the exercise of the underwriters’ over-allotment option net proceeds of approximately $3.8 million.
NOTE 10—OFFICE LEASE AMENDMENT
     On December 3, 2007, the Company executed and delivered a second amendment to its Office Lease Agreement whereby the Company extended the operating lease for its headquarters through August 2011. The original non-cancelable operating lease expires in July 2008. As of December 31, 2007, the Company’s operating lease commitment is approximately $2.8 million.
NOTE 11—SUBSEQUENT EVENT
     On January 7, 2008 the Company announced that it had received nearly $2.0 million in payments from Cook for the achievement of significant milestones pursuant to its development agreements with Cook. This amount was comprised of the fourth and final milestone payment of $500,000 for the delivery of the Cook Vascular Closure Device and $1.3 million for the Company’s successful completion of the first phase of design and development of the PFO device. The Company also received a payment of $185,000 from Cook for the initial purchase of parts to build a specific number of the Cook Vascular Closure Devices for commercial use.

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
Overview
     We are a leading provider of proprietary automated systems used by surgeons to perform anastomoses during coronary artery bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond narrowed or occluded portions of coronary arteries, “bypassing” the narrowed or occluded portion of the artery that is impairing blood flow to the heart muscle. Our first two systems, the C-Port® Distal Anastomosis System, or C-Port system, which currently includes our C-Port xA system, C-Port Flex A system and C-Port XCHANGE system and the PAS-Port® Proximal Anastomosis System, or PAS-Port system, provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. References related to forward-looking statements and risks to the C-BAxA system include the C-Port XCHANGE system. Our C-Port systems are each used to perform a distal anastomosis, which is the connection of a bypass graft vessel to the occluded coronary artery downstream of the occlusion. Our C-Port systems are the only FDA-cleared automated distal anastomosis systems currently marketed in the United States. Our PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta, the source of blood for the bypass. The PAS-Port system is the only fully automated proximal anastomosis system marketed today.
     We currently sell C-Port systems in the United States and Europe and the PAS-Port system in Europe, and the PAS-Port system is sold in Japan through our distributor, Century Medical, Inc, or Century. In November 2006, we received 510(k) clearance of the C-Port xA system from the FDA. Our original C-Port system received the CE Mark in April 2004 for marketing in the European Union and 510(k) clearance from the FDA in November 2005. With the introduction of the C-Port xA system, the original C-Port system was discontinued. In March 2007, we received 510(k) clearance of the C-Port Flex A system.
     We completed enrollment in March 2007 of 220 patients in 12 sites in the U.S. and Europe in a prospective, randomized, multi-center and multi-national clinical trial under an Investigational Device Exemption, or IDE, from the FDA to evaluate the safety and efficacy of the PAS-Port system. We expect to complete the 9 month follow up angiograms in early 2008 and, if the results of the clinical trial are favorable, to include the results as part of a 510(k) submission in the second quarter of calendar year 2008.
     In December 2005 we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under our agreement, Cook funds certain development activities, and we and Cook are jointly developing the device. Cook has received an exclusive worldwide, royalty-bearing license, with the rights to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Through December 31, 2007, we had received payments totaling $3.2 million for development work and production tooling, including $572,000 received during the six-month period ended December 31, 2007. We have recorded as development revenue under the agreement $258,000 and $500,000 for the three-month periods ended December 31, 2007 and 2006, respectively, and $496,000 and $500,000 for the six-month periods ended December 31, 2007 and 2006, respectively. A total of $458,000 had been recorded as deferred development revenue on the balance sheet as of December 31, 2007 related to this agreement. We are also entitled to receive from Cook up to a total of an additional $800,000 in future payments if additional development milestones under the agreement are achieved. We may potentially receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any.
     In June 2007, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales. Under the agreement, we and Cook will jointly develop the device. Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Through December 31, 2007, we had received payments totaling $850,000, including $350,000 received during the six-month period ended December 31, 2007. We recorded as development revenue under the agreement a total of $137,000 and $206,000 for the three- and six-month periods ended December 31, 2007, respectively, and none in 2006. A total of $644,000 has been recorded as deferred development revenue on the balance sheet as of December 31, 2007 related to this agreement. We are also entitled to receive from Cook up to a total of an additional $2.6 million in future payments if development milestones under the agreement are achieved. We may potentially receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
     In January 2008, we announced that we had received nearly $2.0 million in payments from Cook for the achievement of significant milestones pursuant to our development agreements with Cook. This amount was comprised of the fourth and final milestone payment of $500,000 for the delivery of the Cook Vascular Closure Device and $1.3 million for the successful completion of the first phase of design and development of the PFO device. We also received a payment of $185,000 from Cook for the initial purchase of parts to build a specific number of the Cook Vascular Closure Devices for commercial use.
     We manufacture the C-Port and PAS-Port systems with parts and components supplied by vendors, which we then assemble, test and package. For the six month period ended December 31, 2007, we generated total net revenue of $3.0 million and incurred a net loss of $7.8 million. As of December 31, 2007, our accumulated deficit was $81.8 million. Since our inception, we have not been profitable. We expect to continue to incur net losses for the foreseeable future.
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
     There have been no significant changes in our critical accounting estimates during the three and six months ended December 31, 2007 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2007.

Results of Operations
Comparison of the three months ended December 31, 2007 and 2006
     Net Revenue. Total net revenue increased by $766,000, or 83%, to $1.7 million for the three months ended December 31, 2007 compared to $928,000 for the same period in 2006. Product revenue increased by $867,000, or 208%, to $1.3 million for the three months ended December 31, 2007 compared to $416,000 for the same period in 2006. The increase in product revenue for the three months ended December 31, 2007 reflected higher C-Port xA and C-Port Flex A system sales in the United States and Europe. Product revenue for the three-month period ended December 31, 2006 included no C-Port Flex A system sales and only limited C-Port xA system sales as the C-Port Flex A was not cleared by the FDA until March 2007 and the C-Port xA was not cleared by the FDA until November 2006.
     Product revenue for the three-month period ended December 31, 2006 was negatively impacted by the voluntary recall of 55 units of our C-Port xA system shipped to our customers due to a supplier manufacturing defect in a single component. Only a portion of the C-Port xA systems in specific manufacturing lots was affected. The voluntary recall was not based on any customer complaint.
     Development revenue was $395,000 and $500,000 for the three-month periods ended December 31, 2007 and 2006, respectively. The development revenue for the three-month period ended December 31, 2007 was comprised of $258,000 for development activities for the Cook Vascular Closure Device under our development agreement with Cook, and $137,000 for development activities on the PFO project also under a development agreement with Cook.
     Development revenue of $500,000 for the three-month period ended December 31, 2006 was comprised of the payment from Cook for the achievement of the third milestone in the development of the Cook Vascular Closure Device under our development agreement with Cook. The achievement of the milestone was based upon the completion to Cook’s satisfaction of certain deliverables under the development agreement.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $315,000, or 36%, to $1.2 million for the three months ended December 31, 2007 compared to $884,000 for the same period in 2006. The increase in costs in the three months ended December 31, 2007 was primarily attributable to increased product sales. The costs in the three-month period ended December 31, 2006 included $205,00 for write-offs of excess C-Port inventories, $93,000 for write-offs of C-Port xA inventories as a result of the announced product recall as well as increased scrap expenses on production of the C-Port systems.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $85,000, or 5%, to $1.7 million for the three months ended December 31, 2007 compared to $1.7 million for the same period in 2006. The increase in costs for the three-month period ended December 31, 2007 was attributable to increases in personnel related costs of $242,000, increased non-cash stock compensation expenses of $75,000, offset in part by lower facility related expenses of $104,000 and lower tooling expenses of $58,000 due to timing of the activities to support the development projects for Cook.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $973,000, or 44%, to $3.2 million for the three months ended December 31, 2007 compared to $2.2 million for the same period in 2006. The increase in expenses in the three-month period ended December 31, 2007 was attributable to higher sales and marketing activities as the result of building a field sales force in the United States to sell C-Port xA and C-Port Flex A systems, including increased personnel related expenses of $402,000, increased travel expenses of $176,000, in addition, higher public company expenses of $130,000, offset in part by lower legal expenses of $63,000.
     Interest Income. Interest income decreased $15,000, or 5%, to $283,000 for the three months ended December 31, 2007 compared to $298,000 for the same period in 2006. The decrease in interest income for the three months ended December 31, 2007 was primarily due to lower average cash and short-term investment balances available for investing during the period.

     Interest Expense. Interest expense decreased $107,000, or 81%, to $25,000 for the three months ended December 31, 2007 compared to $132,000 for the same period in 2006 The decrease in interest expense for the three months ended December 31, 2007 was due to lower average long-term debt balances during the period as a result of the elimination of the related party debt of $10.3 million in 2006.
     Gain on early retirement of notes payable to related party. Gain on early retirement of notes payable to related party of $1.2 million for the three-month period ended December 31, 2006 resulted from the lower market value of the 1,432,550 shares of common stock issued to Guidant at a conversion price of $5.00 per share in connection with the conversion of outstanding notes in the aggregate principal amount of $7.2 million, offset in part by $250,000 of expense paid. The closing market price of the common stock on the delivery date was $4.00 per share.
Comparison of the six months ended December 31, 2007 and 2006
     Net Revenue. Total net revenue increased by $1.6 million, or 118%, to $3.0 million for the six months ended December 31, 2007 compared to $1.4 million for the same period in 2006. Product revenue increased by $1.4 million, or 164%, to $2.3 million for the six months ended December 31, 2007 compared to $874,000 for the same period in 2006. The increase in product revenue for the six months ended December 31, 2007 reflected higher sales of the C-Port xA and C-Port Flex A systems in the United States and Europe and higher sales of the PAS-Port system in Japan. Product revenue for the six-month period ended December 31, 2006 did not include any C-Port Flex A system sales in the United States and only a limited number of C-Port xA system sales as the C-Port Flex A system was not cleared by the FDA until March 2007 and the C-Port xA system was not cleared by the FDA until November 2006.
     Development revenue was $702,000 and $500,000 for the six-month periods ended December 31, 2007 and 2006, respectively. The development revenue for the six-month period ended December 31, 2007 was comprised of $496,000 for development activities for the Cook Vascular Closure Device under our development agreement with Cook, and $206,000 for development activities on the PFO project also under a development agreement with Cook.
     Development revenue of $500,000 for the six-month period ended December 31, 2006 was comprised of the payment from Cook for the achievement of the third milestone in the development of the Cook Vascular Closure Device under our development agreement with Cook. The achievement of the milestone was based upon the completion to Cook’s satisfaction of certain deliverables under the development agreement.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $649,000, or 42%, to $2.2 million for the six months ended December 31, 2007 compared to $1.6 million for the same period in 2006. The increase in costs in the six months ended December 31, 2007 was primarily attributable to increased unit sales of our products during the period. Cost of product revenue in the six-month period ended December 31, 2006 included write-offs of excess C-Port inventories of $205,000, write-offs of C-Port xA inventories as a result of the announced product recall, higher scrap expenses on production of the C-Port and C-Port xA systems and a lower of cost or market reserve for Pas-Port systems of $112,000.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $285,000, or 9%, to $3.4 million for the six months ended December 31, 2007 compared to $3.1 million for the same period in 2006. The increase in costs for the six-month period ended December 31, 2007 was attributable to increases in personnel related expenses of $357,000, higher non-cash compensation charges of $253,000 and higher clinical trial expenses of $129,000 primarily for the PAS-Port system, offset in part by lower facility related expenses of $182,000 and lower travel of $123,000 in support of the PAS-Port clinical trial.

     We anticipate that research and development expenses will increase in absolute terms in future periods as we continue the clinical study for the PAS-Port system, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $1.5 million, or 34%, to $5.7 million for the six months ended December 31, 2007 compared to $4.3 million for the same period in 2006. The increase in expenses in the six-month period ended December 31, 2007 was attributable to higher sales and marketing expenses to support a field sales activities in the United States to sell the C-Port xA and C-Port Flex A systems, including increased personnel related expenses of $734,000, higher travel of $251,000, in addition, higher public company expenses of $135,000, offset in part by a decrease in legal expenses of $134,000.
     We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and continue to address the requirements of being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.
     Interest Income. Interest income decreased $134,000, or 20%, to $553,000 for the six months ended December 31, 2007 compared to $687,000 for the same period in 2006. The decrease in interest income for the six months ended December 31, 2007 was primarily due to lower average cash and short-term investment balances available for investing.
     Interest Expense. Interest expense decreased $346,000, or 87%, to $50,000 for the six months ended December 31, 2007 compared to $396,000 for the same period in 2006. The decrease in interest expense for the six months ended December 31, 2007 was due to lower average loan balances as a result of the elimination of the related party debt of $10.3 million in November 2006.
     Gain on early retirement of notes payable to related party. Gain on early retirement of notes payable to related party of $1.2 million for the six-month period ended December 31, 2006 resulted from the lower market value of the 1,432,550 shares of common stock issued to Guidant at a conversion price of $5.00 per share in connection with the conversion of outstanding notes in the aggregate principal amount of $7.2 million offset in part by $250,000 of expense paid. The closing market price of the common stock on the delivery date was $4.00 per share.
Liquidity and Capital Resources
     As of December 31, 2007, our accumulated deficit was $81.8 million. We currently invest our cash and cash equivalents in large money market funds and our short-term investments primarily in debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock.
     On November 14, 2007, we sold 1,500,000 shares of our common stock, and Guidant Investment Corporation sold 2,575,795 shares of our common stock, in a public offering for aggregate gross proceeds of $12.8 million. After deducting the underwriters’ commissions and discounts and other issuance costs, we received net proceeds of approximately $11.6 million. On December 13, 2007, we sold an additional 481,170 shares of our common stock to the underwriters pursuant to the exercise of the over-allotment. We received aggregate gross proceeds of $4.1 million from the exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission and associated expenses, we received from the exercise of the underwriters’ over-allotment option net proceeds of approximately $3.8 million.
     As of December 31, 2007, except for operating leases, we did not have any off-balance sheet liabilities. We had cash, cash equivalents and short-term investments of $30.9 million as of December 31, 2007.

     We extended our current facility lease in December 2007. The following table discloses aggregate information, as of December 31, 2007, about our contractual obligations and the periods in which payments are due (in thousands):

		Less than 1		More than
Contractual Obligations	Total	Year	1-3 Years	3 Years
Operating lease — real estate	$2,775	$613	$1,658	$504
Note payable, including interest	2,303	108	2,195	—

Total	$5,078	$721	$3,853	$504

     The commitments under operating leases shown above consist of payments related to our real estate leases for our headquarters in Redwood City, California expiring in 2011.
     The note payable was originally issued in connection with our Japan Distribution Agreement with Century Medical, Inc. in June 2003. We extended the distribution agreement and restructured the $3.0 million note payable in March 2007 and paid $1.0 million in April 2007. The remaining $2.0 million is due in June 2010. The note bears interest at 5% per annum through June 2008 and then increases to 6% per annum until maturity in June 2010. All interest due is payable quarterly. The holder of the note has a continuing security interest in all of our personal property and assets, including intellectual property.
Summary cash flow data is as follows (in thousands):

	Six months ended
	December 31,
	2007	2006
Net cash used in operating activities	$(7,026)	$(9,560)
Net cash (used in) provided by investing activities	(6,956)	16,020
Net cash provided by (used in) financing activities	15,453	(2,909)
     Net cash used in operating activities for the six-month periods ended December 31, 2007 and 2006 was $7.0 million and $9.6 million, respectively. The use of cash for the six months ended December 31, 2007 was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, an increase in accounts receivable reflecting increased product revenues and a decrease in accounts payable and other accrued liabilities resulting from payments made for professional services and $360,000 to Allen & Company (a related-party) for advisory services. The use of cash for the six months ended December 31, 2006 was attributable to our net loss and a $1.4 million gain on early retirement of notes payable to Guidant Investment Corporation (“Guidant”), a related party, adjusted for non-cash stock-based compensation charges and depreciation, a payment made to Guidant of interest payable of $2.3 million, a decrease in accounts payable and other accrued liabilities and an increase in inventories, offset in part by a decrease in prepaid expenses due to the amortization of insurances to operating expense.
     Net cash used in investing activities for the six-month period ended December 31, 2007 was $7.0 million compared to net cash provided by investing activities for the six-month period ended December 31, 2006 of $16.0 million. Net cash used or provided by investing activities represents the net purchases, sales and maturities of investments and purchases of property and equipment. Net cash used by investing activities for the six months ended December 31, 2007 was primarily related to net purchases of investments as a result of increased cash available for investing received from the public offering in November 2007. The increase in net cash provided by investing activities for the six months ended December 31, 2006 was primarily related to the net maturities of investments used to fund our operating losses. Purchases of property and equipment were $956,000 and $230,000 in the six-month periods ended December 31, 2007 and 2006, respectively. The increase in purchases of property and equipment in the six-month period ended December 31, 2007 was primarily related to higher expenditures for molds and tooling used to make our products.
     Net cash provided by financing activities for the six-month period ended December 31, 2007 was $15.5 million compared to net cash used in financing activities of $2.9 million for the six-month period ended December 31, 2006. Net cash provided by financing activities for the six-month period ended December 31, 2007 was primarily from proceeds received from the sale of common stock in the November 2007 public offering and from the underwriters’ exercise of the over-allotment during the period. Net cash used by financing activities for the six months ended December 31, 2006 consisted primarily of $3.1 million paid in cash to Guidant to retire a portion of notes payable and $250,000 paid for advisement services in conjunction with the retirement of the notes payable.
     Our future capital requirements depend upon numerous factors. These factors include but are not limited to the following:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the cost thereof;

•	costs of developing marketing and distribution capabilities;

•	the extent of our ongoing research and development programs;

•	the progress and results of clinical trials; and

•	the effects of competing technological and market developments.
     We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through June 30, 2009. If these sources of cash are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any corporate collaboration or licensing arrangements may require us to relinquish valuable rights. Additional financing may not be available at all, or in amounts or upon terms acceptable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction rate preferred securities, corporate debt securities and debt instruments of the U.S. Government and its agencies. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of December 31, 2007.
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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation as of December 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We derive a substantial portion of our revenue from sales to Century Medical,Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the six-month periods ended December 31, 2007 and 2006, sales to Century accounted for approximately 22% and 53%, respectively, of our total product revenue. We expect that Century will continue to account for a substantial portion of our revenue in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
     Cardiovascular diseases may also be treated by other methods that do not require anastomoses, including, interventional techniques such as balloon angioplasty with or without the use of stents, pharmaceuticals, atherectomy catheters and lasers. Several of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for cardiovascular disease, such as drugs, or future innovations in cardiac surgery techniques could make other methods of treating this disease more effective or lower cost than bypass procedures. For example, the number of bypass procedures in the United States and other major markets has declined in recent years and is expected to decline in the years ahead because competing treatments are, in many cases, far less invasive and provide acceptable clinical outcomes. Many companies working on treatments that do not require anastomoses may have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than we have. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, clinical trials, obtaining regulatory clearance or approval and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any that we are developing or that would render our product candidates obsolete and noncompetitive. Our competitors may succeed in obtaining clearance or approval from the FDA and foreign regulatory authorities for their products sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.
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
     As of December 31, 2007, we had 73 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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
     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port xA and C-Port Flex A systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of February 4, 2008, we were not aware of any existing product liability claims.
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
     To date, a substantial portion of our product revenue has been attributable to sales in international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international customer and, therefore, less competitive in international markets, which could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:
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
     If our products receive FDA clearance or approval, our promotional materials and training methods regarding physicians will need to comply with FDA and other applicable laws and regulations. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and/or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of our products would be impaired.
Risks Related to Our Finances and Capital Requirements
We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.
     We have incurred net losses since our inception in October 1997. As of December 31, 2007, our accumulated deficit was approximately $81.8 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port xA and C-Port Flex A systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and the PAS-Port system in Japan in 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.
     Our cost of product revenue was 96% and 179% of our net product revenue for the six-month periods ended December 31, 2007 and 2006, respectively. We expect to continue to have high costs of product revenue for the foreseeable future. In addition, we expect that our operating expenses will increase as we expand our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
     For the six-month periods ended December 31, 2007 and 2006, sales of our products and development activities generated only $3.0 million and $1.4 million, respectively. For fiscal year 2007, sales of our products and development activities generated only $3.5 million of revenue. For fiscal year 2006, sales of our products and development activities generated only $2.1 million of revenue. For fiscal year 2005, sales of our products and development activities generated only $2.1 million of revenue, 65% of which was from Guidant under agreements that are now terminated.
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
     Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through June 30, 2009. Because we do not anticipate that we will generate significant product revenue for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our future liquidity and capital requirements will depend upon, and could increase significantly as a result of, numerous factors, including:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the costs of developing marketing and distribution capabilities;

•	the extent of our ongoing research and development programs;

•	the progress and results of clinical trials; and

•	effects of competing technological and market developments.
     Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any corporate collaboration or licensing arrangements may require us to relinquish valuable rights. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs.

If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our debt obligation that becomes due in 2010.
     As of December 31, 2007, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century that are due in June 2010. This substantial indebtedness has and may continue to impact us by:
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
     An existing arrangement with our current lender Century, as well as future arrangements with other creditors, allow or may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations and would have priority over any of our capital stock. After satisfaction of our debt obligations, we may have little or no proceeds left under these circumstances to distribute to the holders of our capital stock.
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
     Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 26% of our outstanding common stock as of December 31, 2007. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.
Evolving regulation of corporate governance and public disclosure will result in additional expenses and continuing uncertainty.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The Nasdaq Stock Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure will result in increased general and administrative expenses and a diversion of management time and attention from product-generating and revenue-generating activities to compliance activities for example, in fiscal year 2008, we will need to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On November 14, 2007, our Annual Meeting of Stockholders was held at our corporate offices located at 900 Saginaw Drive, Redwood City, California. During this meeting, our stockholders voted on the following three proposals:
(a) To elect directors to hold office until our Annual Meeting of Stockholders and until their successors are elected and have qualified, or until such director’s death, resignation or removal. The votes regarding the election of the director were as follows:

	Votes
Nominee	For	Withheld
Bernard Hausen	10,707,471	58,233
J. Michael Egan	10,720,471	45,233
Kevin Larkin	10,720,971	44,733
Richard Powers	10,720,471	45,233
Jeffrey Purvin	10,720,471	45,233
Robert Robbins	10,720,971	44,733
John Simon	10,678,071	87,633
Stephen Yencho	10,707,871	57,833
William Younger	10,707,971	57,733
(b) To approve an amendment to our 2005 Equity Incentive Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the 2005 Plan by 500,000 shares.

Votes For	Votes against	Abstain

7,953,252	146,090	13,000
(c) To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending June 30, 2008:

Votes For	Votes against	Abstain

10,733,779	7,227	24,698
ITEM 5. OTHER MATTERS.
Fiscal Year 2008 Executive Officer Cash Bonus Plan
On February 6, 2008, the Board of Directors approved the terms of the Company’s fiscal year 2008 Cash Bonus Plan (the “2008 Bonus Plan”). A summary of the 2008 Bonus Plan is set forth on Exhibit 10.23 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.
The Board of Directors has designated for each of the Company’s executive officers a target cash bonus amount under the 2008 Bonus Plan. The target cash bonus amounts under the 2008 Bonus Plan for each of the Company’s named executive officers are as set forth on Exhibit 10.24 to this Quarterly Report on Form 10-Q, which is incorporated by reference herein.
Amendment and Restatement of Bylaws
On February 6, 2008, the Company amended and restated its bylaws to (i) allow it to be eligible for a Direct Registration Program operated by a clearing agency registered under Section 17A of the Exchange Act, and (ii) enable electronic communication by the Company with its stockholder and directors. A copy of the bylaws as so amended and restated is filed herewith as Exhibit 3.2.

ITEM 6. EXHIBITS.

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †

3.2	Amended and Restated Bylaws of Cardica, Inc.

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

10.21	Amendment of Registration Rights dated October 15, 2007. **

10.22	Second Amendment to Office Lease Agreement executed and delivered on December 3, 2007, and effective November 19, 2007***

10.23	Summary of 2008 Cash Bonus Plan. +

10.24	Fiscal 2008 Bonus Compensation Information for Named Executive Officers. +

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

**	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007.

+	Management contract or compensatory plan.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.

Date: February 7, 2008	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: February 7, 2008	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance & Operations and Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †

3.2	Amended and Restated Bylaws of Cardica, Inc.

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

10.21	Amendment of Registration Rights dated October 15, 2007. **

10.22	Second Amendment to Office Lease Agreement executed and delivered on December 3, 2007, and effective November 19, 2007***

10.23	Summary of 2008 Cash Bonus Plan. +

10.24	Fiscal 2008 Bonus Compensation Information for Named Executive Officers. +

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

#	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

**	Filed as Exhibit 4.5 to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007.

***	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007.

+	Management contract or compensatory plan.