Form 10-Q
period 2008-03-31
CARDICA INC
filed 2008-05-08
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☑
     On May 2, 2008, there were 15,705,491 shares of our common stock, par value $0.001 per share, outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
INDEX
Item

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	June 30,
	2008	2007
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,938	$14,539
Short-term investments	14,398	8,895
Accounts receivable	543	283
Inventories	1,068	1,229
Prepaid expenses and other current assets	462	418

Total current assets	30,409	25,364

Property and equipment, net	1,923	1,450
Restricted cash	510	510

Total assets	$32,842	$27,324

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$677	$758
Accrued compensation	758	516
Other accrued liabilities	958	926
Current portion of leasehold improvement obligation	41	122
Deferred development revenue	2,556	882
Deferred rent	37	111

Total current liabilities	5,027	3,315

Note payable	2,000	2,000
Other long-term liabilities	443	20

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,705,491 and 13,606,333 shares issued and outstanding at March 31, 2008 and June 30, 2007, respectively	16	14
Additional paid-in capital	113,676	97,171
Treasury stock at cost (66,227 shares at March 31, 2008 and June 30, 2007)	(596)	(596)
Deferred stock compensation	(356)	(591)
Accumulated other comprehensive income (loss)	8	(2)
Accumulated deficit	(87,376)	(74,007)

Total stockholders’ equity	25,372	21,989

Total liabilities and stockholders’ equity	$32,842	$27,324

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net revenue:
Product revenue, net	$1,045	$550	$3,354	$1,424
Development revenue	646	561	1,348	1,061
Royalty revenue from related party	16	14	48	39

Total net revenue	1,707	1,125	4,750	2,524

Operating costs and expenses:
Cost of product revenue	1,228	591	3,440	2,154
Research and development	2,511	1,813	5,945	4,962
Selling, general and administrative	3,724	2,368	9,453	6,641

Total operating costs and expenses	7,463	4,772	18,838	13,757

Loss from operations	(5,756)	(3,647)	(14,088)	(11,233)

Interest income	237	224	790	911
Interest expense (includes related party interest expense of $320 for the nine months ended March 31, 2007)	(25)	(36)	(75)	(432)
Other income	1	—	4	—
Gain on early retirement of notes payable to related party	—	—	—	1,183

Net loss	$(5,543)	$(3,459)	$(13,369)	$(9,571)

Basic and diluted net loss per share	$(0.35)	$(0.31)	$(0.91)	$(0.91)

Shares used in computing basic and diluted net loss per share	15,620	11,265	14,565	10,562

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(13,369)	$(9,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684	547
Loss on disposal of property and equipment	12	25
Gain on early retirement of notes payable to related party	—	(1,433)
Stock-based compensation expenses	1,247	770
Changes in assets and liabilities:
Accounts receivable	(260)	(68)
Prepaid expenses and other current assets	(44)	(82)
Inventories	161	(554)
Accounts payable and other liabilities	403	(168)
Accrued compensation	242	34
Deferred development revenue	1,674	691
Deferred rent	(83)	(69)
Leasehold improvement obligation	(92)	(92)
Interest payable to related party	—	(2,333)

Net cash used in operating activities	(9,425)	(12,303)

Investing activities:
Purchases of property and equipment	(1,169)	(382)
Purchases of short-term investments	(34,700)	(14,851)
Proceeds from sales and maturities of short-term investments	29,207	30,489

Net cash (used in) provided by investing activities	(6,662)	15,256

Financing activities:
Payment of notes payable to related party	—	(3,087)
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	125	136
Net proceeds from issuance of common stock	15,361	—
Proceeds from payment of receivable from stock option exercises	—	79

Net cash provided by (used in) financing activities	15,486	(2,872)

Net (decrease) increase in cash and cash equivalents	(601)	81
Cash and cash equivalents at beginning of period	14,539	4,102

Cash and cash equivalents at end of period	$13,938	$4,183

Supplemental disclosure of cash flow information	$75	$2,765
Cash paid for interest (related party of $2,652 for the nine months ended March 31, 2007)	$75	$2,765

Issuance of common stock to related party for early retirement of notes payable	$—	$5,730

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2008
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
New Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of July 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.
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
     Unrealized gains or losses on available-for-sale securities at March 31, 2008 and June 30, 2007 are classified as accumulated other comprehensive income (loss) on the accompanying balance sheet.
     Available-for-sale securities at March 31, 2008 consisted primarily of corporate debt securities and debt instruments of the U.S. Government and its agencies. We restrict our exposure to any single corporate issuer by imposing concentration limits. The underlying contractual maturities of the auction rate securities included in our portfolio of securities as of June 30, 2007 are greater than one year. Although maturities may extend beyond one year, it is management’s intent that these securities are available for use in current operations, and, therefore, such investments are classified as short-term.
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
     Revenue generated from development contracts is recognized upon acceptance of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, only to the extent of actual costs incurred to date. Amounts paid but not yet expended on the project are refundable and are recorded as deferred revenue until such time as project milestones are achieved or the related development expenses are incurred.
NOTE 2 — STOCK-BASED COMPENSATION
     During fiscal year 2006, the Company adopted SFAS No. 123R, “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee and director services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Upon adoption of SFAS No. 123R, the Company elected to recognize compensation expense using the accelerated method. Prior to the adoption of SFAS No. 123R in the second quarter of fiscal year 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25.” The Company adopted SFAS No. 123R applying the “prospective method” under which it would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is; it would continue to apply APB No. 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.
     SFAS No. 123R applies to new awards and to awards modified, repurchased or cancelled after the required effective date. The Company used the Black-Scholes model to value its new stock option grants under SFAS No. 123R, with the following assumptions:

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Risk-free interest rate	2.39%	4.60%	2.96%	4.70%
Dividend yield	—	—	—	—
Weighted-average expected life	4.6 years	6.0 years	4.6 years	6.0 years
Volatility	70%	70%	70%	70%
     Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2008 and 2007 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size and financial leverage.
     The expected term of options granted is determined using the “simplified” method allowed by Staff Accounting Bulletin (“SAB”) 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses of $382,000, or $0.02 per share, and $237,000, or $0.02 per share, for the three months ended March 31, 2008 and 2007, respectively, and $1.0 million, or $0.07 per share, and $498,000, or $0.05 per share, for the nine months ended March 31, 2008 and 2007, respectively.
     Included in the condensed statement of operations were the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation recorded prior to the adoption of SFAS No. 123R (in thousands).

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Cost of product revenue	$11	$16	$38	$50
Research and development	196	65	451	68
Selling, general and administrative	252	245	758	652

Total	$459	$326	$1,247	$770

     The Company recorded stock compensation expense associated with the amortization of deferred stock compensation of $77,000 and $89,000 for the three months ended March 31, 2008 and 2007, respectively, and $233,000 and $272,000 for the nine months ended March 31, 2008 and 2007, respectively.

     The expected future amortization expense for deferred stock compensation as of March 31, 2008 was as follows (in thousands):

Fiscal year ending June 30, 2008 (remaining)	$73
2009	262
2010	21

$356

     Options granted to non-employees, including lenders and consultants, are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” The Company applies the Black-Scholes method to determine the estimated fair value of such awards, which are periodically remeasured as they vest. The resulting value is recognized as an expense over the period of services received or the term of the related financing.
Activity in Our Stock-Based Compensation Plans:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available	Number	Price Per
	for Grant	of Shares	Share
Balance at June 30, 2007	117,967	1,316,006	$4.67
Shares reserved	500,000	—	—
Options granted	(113,750)	113,750	7.89
Restricted shares issued	(52,450)	—	—
Options exercised	—	(65,538)	1.93
Options forfeited	33,870	(33,870)	6.16

Balance at March 31, 2008	485,637	1,330,348	$5.04

     The following table summarizes information about options outstanding and vested and exercisable at March 31, 2008:

		Weighted- Average Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$0.75 - $2.25	162,449	4.64	162,449
$2.85	385,841	6.83	306,828
$4.38 - $6.00	176,183	5.76	50,686
$6.03	272,175	6.24	36,361
$6.75 - $8.00	255,488	7.35	108,724
$8.30 - $9.75	78,212	7.34	27,401

Total outstanding	1,330,348	6.43	692,449

Options vested and expected to vest	1,082,473

NOTE 3 — NET LOSS PER SHARE
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and plus dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock and unvested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive. (In thousands, except per share data.)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Numerator:
Net loss	$(5,543)	$(3,459)	$(13,369)	$(9,571)

Denominator:
Weighted-average common shares outstanding	15,681	11,285	14,610	10,587
Less: Weighted-average unvested common shares subject to repurchase	—	(5)	(1)	(7)
Less: Weighted-average unvested restricted shares	(61)	(15)	(44)	(18)

Denominator for basic and diluted net loss per share	15,620	11,265	14,565	10,562

Basic and diluted net loss per share	$(0.35)	$(0.31)	$(0.92)	$(0.91)

Outstanding securities not included in historical diluted net loss per share calculation Options to purchase common stock	1,330	1,005	1,330	1,005
Unvested restricted shares	61	15	61	18
Warrants	732	157	732	157

Total	2,123	1,175	2,123	1,178

NOTE 4—COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, “Reporting Comprehensive Income”.
     Comprehensive loss and its components for the three- and nine-month periods ended March 31, 2008 and 2007 were as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
Net loss	$(5,543)	$(3,459)	$(13,369)	$(9,571)
Change in unrealized gain (loss) on investments	12	4	10	42

Comprehensive loss	$(5,531)	$(3,455)	$(13,359)	$(9,529)

NOTE 5 —SHORT-TERM INVESTMENTS
     The following is a summary of short-term investments (in thousands):

	March 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Commercial paper	$2,656	$3	$—	$2,659
Federal agency bonds	11,734	10	(5)	11,739

Total	$14,390	$13	$(5)	$14,398

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Auction rate preferred	$5,850	$—	$—	$5,850
Commercial paper	1,298	—	(1)	1,297
Federal agency bonds	1,749	—	(1)	1,748

Total	$8,897	$—	$(2)	$8,895

NOTE 6—INVENTORIES
Inventories consisted of the following (in thousands):

	March 31,	June 30,
	2008	2007
Raw materials	$592	$405
Work in progress	328	296
Finished goods	148	528

	$1,068	$1,229

NOTE 7—LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
     In December 2005, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated (“Cook”) relating to development of the Cook Vascular Closure Device, previously called the X-Port Vascular Access Closure Device, an innovative automated system designed to close access openings in femoral arteries after interventional vascular procedures. Under the agreement, the Company agreed to develop the Cook Vascular Closure Device with Cook, and Cook has exclusive commercialization rights to market any product that is developed in collaboration for medical procedures anywhere in the body. Through March 31, 2008, the Company had received payments totaling $4.1 million, including $1.4 million during the nine-month period ended March 31, 2008. The Company recorded as development revenue under the agreement $315,000 and $561,000 for the three-month periods ended March 31, 2008 and 2007, respectively, and $811,000 and $1.1 million for the nine-month periods ended March 31, 2008 and 2007, respectively. A total of $943,000 had been recorded as deferred development revenue on the balance sheet as of March 31, 2008 related to this agreement. The Company may potentially receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any.
     In June 2007, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook relating to development and commercialization of a specialized device (the “PFO device”) designed to close holes in the heart from generic heart defects known as patent foramen ovales. Under the agreement, the Company agreed to develop the PFO device with Cook, and Cook has exclusive worldwide commercialization rights to market any product that is developed in collaboration. Through March 31, 2008, the Company had received payments totaling $2.2 million, including $1.7 million received during the nine-month period ended March 31, 2008. The Company recorded as development revenue under the agreement a total of $331,000 and $537,000 for the three- and nine-month periods ended March 31, 2008, respectively, and none during the same periods in fiscal year 2007. A total of $1.6 million had been recorded as deferred development revenue on the balance sheet as of March 31, 2008 related to this agreement. The Company is also entitled to receive from Cook up to a total of an additional $1.2 million in future payments if additional development milestones under the agreement are achieved. The Company may potentially receive a royalty based on Cook’s annual worldwide sales of the PFO Closure Device, if any.

NOTE 8—INCOME TAXES
     The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” on July 1, 2007. As a result of the implementation of FIN 48, the Company recognized no liabilities for unrecognized income tax benefits. At the adoption date of July 1, 2007, the Company had approximately $574,000 of unrecognized tax benefits, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. The Company is uncertain about the timing and amount of future earnings. Unrecognized tax benefits are anticipated to increase related to certain tax credits. While the increase cannot be estimated at this time, such increase in unrecognized tax benefits would be entirely offset by a change in the valuation allowance and therefore would not have a material effect on the Company’s financial statements.
     The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through March 31, 2008. The tax years 1998 through 2006 remain open to examination by one or more of the major taxing jurisdictions to which the Company is subject.
NOTE 9—PUBLIC OFFERING
     On November 14, 2007, the Company sold 1,500,000 shares of its common stock, and Guidant Investment Corporation sold 2,575,795 shares of the Company’s common stock, in an underwritten public offering for aggregate gross proceeds to the Company of $12.8 million. After deducting the underwriters’ commissions and discounts and other issuance costs, the Company received net proceeds of approximately $11.6 million. On December 13, 2007, the Company sold an additional 481,170 shares of its common stock to the underwriters pursuant to the exercise of the over-allotment option. The Company received aggregate gross proceeds of $4.1 million from the exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission and related expenses, the Company received from the exercise of the underwriters’ over-allotment option net proceeds of approximately $3.8 million.
NOTE 10—OTHER LONG-TERM LIABILITIES
     On April 29, 2008, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Vital Access Corporation (“Vital Access”) in connection with a patent interference filed by the Company in 2007. In the Settlement Agreement, the Company and Vital Access each agreed not to sue the other in the specified territories listed in each of the respective intellectual properties identified in the Settlement Agreement. The Company agreed to cause the dismissal of the patent interference filed by the Company in 2007, and Vital Access agreed to cancel, and not refile, in the specified territory, the claims pending in patent applications identified in the Settlement Agreement. In consideration of the covenants in the Settlement Agreement, and in full satisfaction of the Company’s obligations to Vital Access, the Company agreed to issue to Vital Access a total of 60,000 shares of the Company’s common stock.
     In connection with the settlement, the Company recognized a one-time charge of approximately $443,000, which is included in selling, general and administrative expenses of the condensed statement of operations for the three and nine month periods ended March 31, 2008. The one-time charge was estimated using the fair market value of the Company’s common stock on March 31, 2008, of $7.39 per share, multiplied by the 60,000 common shares to be issued

NOTE 11—CONTRACTUAL OBLIGATIONS
     The Company extended its facility lease in December 2007. The following table discloses aggregate information as of March 31, 2008, about its contractual obligations and the periods in which payments are due (in thousands):

					More than
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5Years	5 years
Operating lease — real estate	$2,655	$693	$1,674	$288	$—
Note payable, including interest	2,278	113	2,165	—	—

Total	$4,933	$806	$3,839	$288	$—

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
Overview
     We are a leading provider of proprietary automated systems used by surgeons to perform anastomoses during coronary artery bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond narrowed or occluded portions of coronary arteries, “bypassing” the narrowed or occluded portion of the artery that is impairing blood flow to the heart muscle. Our first two systems, the C-Port® Distal Anastomosis System, or C-Port system, which currently includes our C-Port xA system, C-Port Flex A system and C-Port XCHANGE system, and the PAS-Port® Proximal Anastomosis System, or PAS-Port system, provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. References related to forward-looking statements and risks to the C-Port xA system include the C-Port XCHANGE system. Our C-Port systems are each used to perform a distal anastomosis, which is the connection of a bypass graft vessel to the occluded coronary artery downstream of the occlusion. Our C-Port systems are the only FDA-cleared automated distal anastomosis systems currently marketed in the United States. Our PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta, the source of blood for the bypass. The PAS-Port system is the only fully automated proximal anastomosis system marketed today.
     We currently sell C-Port systems in the United States and Europe and the PAS-Port system in Europe, and the PAS-Port system is sold in Japan through our distributor, Century Medical, Inc., or Century. In November 2006, we received 510(k) clearance of the C-Port xA system from the FDA. Our original C-Port system received the CE Mark in April 2004 for marketing in the European Union and 510(k) clearance from the FDA in November 2005. With the introduction of the C-Port xA system, the original C-Port system was discontinued. In March 2007, we received 510(k) clearance of the C-Port Flex A system.
     We recently completed a prospective, randomized, multi-center and multi-national clinical trial of 220 patients at 12 sites in the U.S. and Europe under an Investigational Device Exemption, or IDE, from the FDA to evaluate the safety and efficacy of the PAS-Port system. The primary endpoint of the trial was non-inferiority of the patency of the PAS-Port anastomoses compared to hand-sewn anastomoses nine months following each patient’s CABG procedure. The primary endpoint of the trial was achieved. Based upon the positive data from the trial, on April 29, 2008, we submitted a 510(k) premarket notification to the FDA for the PAS-Port system.

     In December 2005 we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under our agreement, Cook funds certain development activities, and we and Cook are jointly developing the device. Cook has received an exclusive worldwide, royalty-bearing license, with the rights to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Through March 31, 2008, we had received payments totaling $4.1 million for development work and production tooling, including $1.4 million received during the nine-month period ended March 31, 2008. We have recorded as development revenue under the agreement $315,000 and $561,000 for the three-month periods ended March 31, 2008 and 2007, respectively, and $811,000 and $1.1 million for the nine-month periods ended March 31, 2008 and 2007, respectively. A total of $943,000 had been recorded as deferred development revenue on the balance sheet as of March 31, 2008 related to this agreement. We may potentially receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any.
     In June 2007, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales. Under the agreement, we and Cook will jointly develop the device. Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Through March 31, 2008, we had received payments totaling $2.2 million, including $1.7 million received during the nine-month period ended March 31, 2008. We recorded as development revenue under the agreement a total of $331,000 and $537,000 for the three- and nine-month periods ended March 31, 2008, respectively, and none during the same periods in 2007. A total of $1.6 million has been recorded as deferred development revenue on the balance sheet as of March 31, 2008 related to this agreement. We are also entitled to receive from Cook up to a total of an additional $1.2 million in future payments if development milestones under the agreement are achieved. We may potentially receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
     We manufacture the C-Port and PAS-Port systems with parts and components supplied by vendors, which we then assemble, test and package. For the nine month period ended March 31, 2008, we generated total net revenue of $4.8 million and incurred a net loss of $13.4 million. As of March 31, 2008, our accumulated deficit was $87.4 million. Since our inception, we have not been profitable. We expect to continue to incur net losses for the foreseeable future.
Critical Accounting Policies and Significant Judgments and Estimates
     Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed financial statements and accompanying notes. Actual results could differ materially from those estimates.
     There have been no significant changes in our critical accounting estimates during the three- and nine- month periods ended March 31, 2008 as compared to the critical accounting estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended June 30, 2007.
Results of Operations
Comparison of the three months ended March 31, 2008 and 2007
     Net Revenue. Total net revenue increased by $582,000, or 52%, to $1.7 million for the three months ended March 31, 2008 compared to $1.1 million for the same period in 2007. Product revenue increased by $495,000, or 90%, to $1.0 million for the three months ended March 31, 2008 compared to $550,000 for the same period in 2007. The increase in product revenue for the three months ended March 31, 2008 reflected higher C-Port xA and C-Port Flex A system sales in the United States and higher PAS-Port system sales in Japan and Saudi Arabia. Product revenue for the three-month period ended March 31, 2007 did not include any C-Port Flex A system sales since this system was not cleared by the FDA until March 2007.
     Development revenue was $646,000 and $561,000 for the three-month periods ended March 31, 2008 and 2007, respectively. The development revenue for the three-month period ended March 31, 2008 was comprised of $315,000 for development activities for the Cook Vascular Closure Device under our development agreement with Cook, and $331,000 for development activities on the PFO project also under a development agreement with Cook.
     Cost of Product Revenue. Cost of product revenue consists primarily of material, labor and overhead costs. Cost of product revenue increased $637,000, or 108%, to $1.2 million for the three months ended March 31, 2008 compared to $591,000 for the same period in 2007. The increase in costs in the three months ended March 31, 2008 was primarily attributable to increased product sales and increased manufacturing costs of $198,000 due to minor modifications made during the quarter to improve performance of our C-Port systems. The costs in the three months ended March 31, 2007 included write-offs of obsolete C-Port inventories of $114,000. In addition, all material component costs of the C-Port xA system purchased prior to FDA clearance in November 2006 had been charged to research and development expense and not valued in product inventories on the balance sheet. The cost of product revenue for the three month period ended March 31, 2007 was favorably impacted by the sale of these systems during the period.
     Research and Development Expense. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $698,000, or 39%, to $2.5 million for the three months ended March 31, 2008 compared to $1.8 million for the same period in 2007. The increase in costs for the three-month period ended March 31, 2008 was attributable to increases in personnel related costs of $384,000, increased prototype materials expenses of $277,000 for the C-Port xV and Cook projects and increased non-cash stock-based compensation expenses of $130,000, offset in part by lower tooling expenses of $48,000 due to the timing of the activities to support the development projects for Cook.
     Selling, General and Administrative Expense. Selling, general and administrative expenses consist primarily of stock-based compensation charges, administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased $1.3 million, or 57%, to $3.7 million for the three months ended March 31, 2008 compared to $2.4 million for the same period in 2007. The increase in expenses in the three-month period ended March 31, 2008 was primarily attributable to higher sales and marketing activities as the result of building a field sales force in the United States to sell C-Port xA and C-Port Flex A systems, including increased personnel related expenses of $405,000, increased travel expenses of $206,000, increased demonstration and training product expenses of $156,000 and a charge of $443,000 for estimated expenses in connection with the Settlement Agreement.
     Interest Income. Interest income increased $13,000, or 6%, to $237,000 for the three months ended March 31, 2008 compared to $224,000 for the same period in 2007. The increase in interest income for the three months ended March 31, 2008 was primarily due to higher average cash and short-term investment balances available for investing during the period.
     Interest Expense. Interest expense decreased $11,000, or 31%, to $25,000 for the three months ended March 31, 2008 compared to $36,000 for the same period in 2007 The decrease in interest expense for the three months ended March 31, 2008 was due to a lower average long-term debt balance during the period as a result of the principal payment on the note payable to Century of $1.0 million in April 2007 in conjunction with the extension of the distribution agreement and restructuring of the note payable.

Comparison of the nine months ended March 31, 2008 and 2007
     Net Revenue. Total net revenue increased by $2.3 million, or 88%, to $4.8 million for the nine months ended March 31, 2008 compared to $2.5 million for the same period in fiscal 2007. Product revenue increased by $1.9 million, or 136%, to $3.4 million for the nine months ended March 31, 2008 compared to $1.4 million for the same period in fiscal year 2007. The increase in product revenue for the nine months ended March 31, 2008 reflected higher sales of the C-Port xA and C-Port Flex A systems in the United States and Europe and higher sales of the PAS-Port system in Japan and Saudi Arabia. Product revenue for the nine-month period ended March 31, 2007 did not include any C-Port Flex A system sales in the United States and only a limited number of C-Port xA system sales as the C-Port Flex A system was not cleared by the FDA until March 2007 and the C-Port xA system was not cleared by the FDA until November 2006.
     Development revenue was $1.3 million and $1.1 million for the nine-month periods ended March 31, 2008 and 2007, respectively. The development revenue for the nine-month period ended March 31, 2008 was comprised of $811,000 for development activities for the Cook Vascular Closure Device under our development agreement with Cook, and $537,000 for development activities on the PFO project also under a development agreement with Cook.
     Cost of Product Revenue. Cost of product revenue increased $1.3 million, or 60%, to $3.4 million for the nine months ended March 31, 2008 compared to $2.2 million for the same period in fiscal year 2007. The increase in costs in the nine months ended March 31, 2008 was primarily attributable to increased unit sales of our products during the period and increased manufacturing costs of $198,000 due to minor modifications made during the period to improve performance of our C-Port systems, offset in part by lower C-Port scrap and obsolescence costs of $550,000.
     The costs in the nine months ended March 31, 2007 included write-offs of excess C-Port inventories of $206,000, write-offs of C-Port xA inventories of $93,000 related to the product recall and $251,000 of C-Port scrap. All material component costs of the C-Port xA system purchased prior to the FDA clearance in November 2006 had been charged to research and development expense and not valued in product inventories on the balance sheet. The cost of product revenue for the nine month period ended March 31, 2007 was favorably impacted by the sale of these systems during the period.
     Research and Development Expense. Research and development expenses increased by $983,000, or 20%, to $5.9 million for the nine months ended March 31, 2008 compared to $5.0 million for the same period in fiscal year 2007. The increase in costs for the nine-month period ended March 31, 2008 was attributable to increases in personnel related expenses of $741,000, higher non-cash stock-based compensation charges of $383,000 and higher prototype and product testing expenses of $242,000 primarily in support of the C-Port xV project and Cook projects, offset in part by lower facility related expenses of $192,000 and lower travel of $154,000 in support of the PAS-Port clinical trial.
     We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical studies, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expenses increased $2.8 million, or 42%, to $9.4 million for the nine months ended March 31, 2008 compared to $6.6 million for the same period in fiscal year 2007. The increase in expenses in the nine-month period ended March 31, 2008 was attributable to higher sales and marketing expenses to support a field sales activities in the United States to sell the C-Port xA and C-Port Flex A systems, including increased personnel related expenses of $1.1 million, higher travel expenses of $456,000, higher demonstration and training product expenses of $272,000 and higher marketing and trade show expenses of $188,000 in the United States for the C-Port xA and Flex A systems.
     We expect selling, general and administrative expenses to increase as we expand our sales and marketing efforts and continue to address the requirements of being a public company, including costs associated with compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

     Interest Income. Interest income decreased $121,000, or 13%, to $790,000 for the nine months ended March 31, 2008 compared to $911,000 for the same period in fiscal year 2007. The decrease in interest income for the nine months ended March 31, 2008 was primarily due to lower average cash and short-term investment balances available for investing and lower overall market interest rates during the period.
     Interest Expense. Interest expense decreased $357,000, or 83%, to $75,000 for the nine months ended March 31, 2008 compared to $432,000 for the same period in fiscal year 2007. The decrease in interest expense for the nine months ended March 31, 2008 was due to lower average loan balances primarily as a result of eliminating the related party debt of $10.3 million in November 2006.
     Gain on early retirement of notes payable to related party. Gain on early retirement of notes payable to related party of $1.2 million for the nine-month period ended March 31, 2007 resulted from the lower market value of the 1,432,550 shares of common stock issued to Guidant Investment Corporation, or Guidant, at a conversion price of $5.00 per share in connection with the conversion of outstanding notes in the aggregate principal amount of $7.2 million offset in part by $250,000 of expense paid. The closing market price of our common stock on the delivery date was $4.00 per share.
Liquidity and Capital Resources
     As of March 31, 2008, our accumulated deficit was $87.4 million. We currently invest our cash and cash equivalents in large money market funds and our short-term investments primarily in debt instruments of the U.S. government, its agencies and high-quality corporate issuers. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock.
     On November 14, 2007, we sold 1,500,000 shares of our common stock, and Guidant sold 2,575,795 shares of our common stock, in an underwritten public offering for aggregate gross proceeds of $12.8 million. After deducting the underwriters’ commissions and discounts and other issuance costs, we received net proceeds of approximately $11.6 million. On December 13, 2007, we sold an additional 481,170 shares of our common stock to the underwriters pursuant to the exercise of the over-allotment. We received aggregate gross proceeds of $4.1 million from the exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission and associated expenses, we received from the exercise of the underwriters’ over-allotment option net proceeds of approximately $3.8 million.
     As of March 31, 2008, except for operating leases, we did not have any off-balance sheet liabilities. We had cash, cash equivalents and short-term investments of $28.3 million as of March 31, 2008.
     We extended our current facility lease in December 2007. The following table discloses aggregate information, as of March 31, 2008, about our contractual obligations and the periods in which payments are due (in thousands):

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5Years	5 years
Operating lease — real estate	$2,655	$693	$1,674	$288	$—
Note payable, including interest	2,278	113	2,165	—	—

Total	$4,933	$806	$3,839	$288	$—

     The commitments under operating leases shown above consist of payments related to our real estate leases for our headquarters in Redwood City, California expiring in 2011.
     The note payable was originally issued in connection with our Japan Distribution Agreement with Century in June 2003. We extended the distribution agreement and restructured the $3.0 million note payable in March 2007 and paid $1.0 million in April 2007. The remaining $2.0 million is due in June 2010. The note bears interest at 5% per annum through June 2008 and then increases to 6% per annum until maturity in June 2010. All interest due is payable quarterly. The holder of the note has a continuing security interest in all of our personal property and assets, including intellectual property.

Summary cash flow data is as follows (in thousands):

	Nine months ended
	March 31,
	2008	2007
Net cash used in operating activities	$(9,425)	$(12,303)
Net cash (used in) provided by investing activities	(6,662)	15,256
Net cash provided by (used in) financing activities	15,486	(2,872)
     Net cash used in operating activities for the nine month periods ended March 31, 2008 and 2007 was $9.4 million and $12.3 million, respectively. The net use of cash used in operating activities for the nine months ended March 31, 2008 was primarily attributable to our net loss, adjusted for non-cash stock-based compensation charges of $1.2 million, depreciation of $684,000 and an increase in deferred revenue of $1.7 million for development of the Cook projects. The net use of cash for the nine months ended March 31, 2007 was primarily attributable to our net loss, adjusted for the $1.4 million gain on early retirement of notes payable to Guidant (a related party) and non-cash stock-based compensation charges of $770,000, as well as a payment made to Guidant of interest payable of $2.3 million.
     Net cash used in investing activities for the nine month period ended March 31, 2008 was $6.7 million compared to net cash provided by investing activities of $15.3 million for the nine month period ended March 31, 2007. Net cash provided by or used in investing activities represent net purchases, sales and maturities of investments and the purchases of property and equipment. The net cash used in investing activities for the nine month period ended March 31, 2008 was primarily the result of investing the cash received from the sale of common stock in our November 2007 underwritten public offering and from the underwriters’ exercise of the over-allotment option. The net cash provided by investing activities for the nine month period ended March 31, 2007 was the result of not reinvesting cash resources needed to fund our operating losses and note payable payments to Guidant during the period. Purchases of property and equipment were $1.2 million and $382,000 in the nine month periods ended March 31, 2008 and 2007, respectively.
     Net cash provided by financing activities for the nine months ended March 31, 2008 was $15.5 million compared to net cash used in financing activities of $2.9 million for the same period in fiscal year 2007. Net cash provided by financing activities for the nine-month period ended March 31, 2008 was primarily from proceeds received from the sale of common stock in our November 2007 underwritten public offering and from the underwriters’ exercise of the over-allotment during the period. Net cash used in financing activities for the nine months ended March 31, 2007 consisted primarily of $3.1 million paid in cash to Guidant to retire a portion of the notes payable.
     Our future liquidity capital requirements will depend upon, and could increase significantly as a result of, numerous factors, including:
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including corporate debt securities and debt instruments of the U.S. Government and its agencies. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of March 31, 2008.
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
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation as of March 31, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended) were effective.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
     Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.
Risks Related to Our Business
We are dependent upon the success of our current products, and we have U.S. regulatory clearance for our C-Port systems only. We cannot be certain that any of our other products will receive regulatory clearance or approval or that any of our products, including the C-Port systems, will be successfully commercialized in the United States. If we are unable to successfully commercialize our products in the United States, or experience significant delays in doing so, our ability to generate revenue will be significantly delayed or halted, and our business will be harmed.
     We have expended significant time, money and effort in the development of our current products, the C-Port systems and the PAS-Port system. While we have received regulatory clearance for the commercial sale of, and currently sell, our C-Port systems in the United States and in the European Union and of our PAS-Port system in the European Union and Japan, we do not have clearance or approval in the United States for the PAS-Port system, later generations of the C-Port systems or any other product. While we believe most of our revenue in the near future will be derived from the sales and distribution of the C-Port systems, we anticipate that our ability to increase our revenue in the longer term will depend on the regulatory clearance or approval and commercialization of the PAS-Port system in the U.S and elsewhere and later generations of the C-Port systems in the United States.
     If we are not successful in commercializing our C-Port systems or obtaining U.S. Food and Drug Administration, or FDA, clearance or approval of either our later generations of the C-Port systems or the current generation of the PAS-Port system, or if FDA clearance or approval of any of our products is significantly delayed, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006), and our C-Port Flex A in April 2007 but sales may not meet our expectations. Although we have other products under development, we may never obtain regulatory clearance or approval of those devices. We may be required to spend significant amounts of capital or time to respond to requests for additional information by the FDA or foreign regulatory bodies or may otherwise be required to spend significant amounts of time and money to obtain FDA clearance or approval and foreign regulatory approval. Imposition of any of these requirements could substantially delay or preclude us from marketing our products in the United States or foreign countries.
A prior automated cardiac proximal anastomosis system was introduced by another manufacturer but was withdrawn from the market, and, as a result, we may experience difficulty in commercializing our C-Port and PAS-Port systems.
     A prior automated proximal anastomosis device was introduced by another manufacturer in the United States in 2002. The FDA received reports of apparently device-related adverse events, and in 2004, the device was voluntarily withdrawn from the market by the manufacturer. Because of the FDA’s experience with this prior device, the FDA in 2004 identified new criteria for the clinical data required to obtain clearance for a proximal anastomosis device like the PAS-Port. In April 2008, we completed a pivotal trial of our PAS-Port system that was designed to generate clinical data consistent with these FDA criteria, and on April 29, 2008, based on positive data from the trial, we submitted a 510(k) premarket notification to FDA for the PAS-Port system. The FDA may not concur that the PAS-Port satisfies these criteria, and we may therefore be unable to obtain FDA clearance or approval to market the device in the United States, which would substantially harm our business and prospects. Moreover, physicians who have experience with or knowledge of prior anastomosis devices may be predisposed against using our C-Port or PAS-Port systems, which could limit our ability to commercialize them if they are approved by the FDA. If we fail to achieve market adoption, our business, financial condition and results of operations would be materially harmed.
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
     In the United States, our products will be purchased primarily by medical institutions, which then bill various third-party payors, such as the Centers for Medicare & Medicaid Services, or CMS, which administer the Medicare program, and other government programs and private insurance plans, for the health care services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Under current CMS reimbursement policies, CMS offers a process to obtain add-on payment for a new medical technology when the existing Diagnosis-Related Group, or DRG, prospective payment rate is inadequate. To obtain add-on payment, a technology must be considered “new,” demonstrate substantial improvement in care and exceed certain payment thresholds. Add-on payments are made for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to CMS requirements before add-on payments can be made. Further, Medicare coverage is based on our ability to demonstrate the treatment is “reasonable and necessary” for Medicare beneficiaries. In November 2006, CMS denied our request for an add-on payment with respect to our C-Port systems. According to CMS, we met the “new” criteria and exceeded the payment threshold but did not in their view demonstrate substantial improvement in care. Even if our products receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement in the foreseeable future, if at all. Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.
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
We have limited data regarding the safety and efficacy of the PAS-Port and C-Port systems and have only recently begun training physicians in the United States to use the C-Port systems. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our devices are adopted.
     The C-Port and PAS-Port systems are innovative products, and our success depends upon their acceptance by the medical community as safe and effective. An important factor upon which the efficacy of the C-Port and PAS-Port systems will be measured is long-term data regarding the duration of patency, or openness, of the artery or the graft vessel. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in cardiac bypass surgery, and the results of short-term clinical experience of the C-Port and PAS-Port systems do not necessarily predict long-term clinical benefit. We believe that physicians will compare long-term patency for the C-Port and PAS-Port devices against alternative procedures, such as hand-sewn anastomoses. If the long-term rates of patency do not meet physicians’ expectations, or if physicians find our devices unsafe, the C-Port and PAS-Port systems may not become widely adopted and physicians may recommend alternative treatments for their patients. In addition, we have recently begun training physicians in the United States to use our C-Port systems. Any adverse experiences of physicians using the C-Port systems, or adverse outcomes to patients, may deter physicians from using our products and negatively impact product adoption.
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
     The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:
•	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not approve a clinical trial protocol or a clinical trial;

•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;

•	clinical trial sites decide not to participate or cease participation in a clinical trial;

•	patients experience adverse side effects or events related to our products;

•	patients die or suffer adverse medical effects during a clinical trial for a variety of reasons, which may not be related to our product candidates, including the advanced stage of their disease and medical problems;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

•	third-party suppliers fail to provide us with critical components that conform to design and performance specifications;

•	the failure of our manufacturing process to produce finished products that conform to design and performance specifications;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical trial are inconclusive or negative;

•	pre-clinical or clinical data is interpreted by third parties in different ways; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.
     Clinical trials sometimes experience delays related to outcomes experienced during the course of the trials. For example, in our PAS-Port pivotal trial, we had an administrative hold of the trial related to an adverse event, which lasted approximately 72 hours while the adverse event was investigated. The data safety monitoring board subsequently concluded that there was no clear evidence that our device had caused the adverse event, and enrollment continued. While this event was resolved in a timely manner and did not result in any material delay in the trial, future similar or other types of events could lead to more significant delays or other effects in future trials.
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
Our PAS-Port and C-Port systems, as well as our other and future products, may still face future development and regulatory difficulties.
     Even though the current generation of the C-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of this product or ongoing requirements for potentially costly post-clearance studies. Any of our other products, including the PAS-Port system and future generations of the C-Port systems, may either not obtain regulatory approvals required for marketing or may face these types of restrictions or requirements. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:
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
     We believe graft patency will be a significant factor for physician recommendation of our products. Although we have not experienced low patency rates in our clinical trials, graft patency determined during the clinical trials conducted by us or other investigators may not be representative of the graft patency actually encountered during commercial use of our products. The surgical skill sets of investigators in our clinical trials and early adopters of our products may not be representative of the skills of future product users, which could negatively affect graft patency. In addition there may have been a selection bias in the patients, grafts and target vessels used during the clinical trials that positively affected graft patency. The patients included in the clinical trials may not be representative of the general patient population in the United States, which may have resulted in improved graft patency in patients enrolled in the clinical trials. Finally, patient compliance in terms of use of prescribed anticlotting medicines may have been higher in clinical trials than may occur during commercial use, thereby negatively affecting graft patency during commercial use.
     Market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products. For example, in the second quarter of fiscal year 2007 we initiated a voluntary recall of 55 units of our C-Port xA device from specific manufacturing lots. Internal testing had revealed a supplier manufacturing defect in a single component of the device in the most recently received incoming lots of this component. Only a portion of the C-Port xA devices in specific manufacturing lots were affected. A portion of the devices manufactured in the affected lots was utilized in patients prior to the recall. While we believe the altered product does not present a hazard to patients, we may incur liabilities to patients in connection with these devices. This and any future recalls may impact physicians’ and hospitals’ perception of our products.
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
     We derive a substantial portion of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the nine-month periods ended March 31, 2008 and 2007, sales to Century accounted for approximately 22% and 46%, respectively, of our total product revenue. We expect that Century will continue to account for a substantial portion of our revenue in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
     To date, our manufacturing activities have consisted primarily of producing limited quantities of our products for use in clinical studies and for commercial sales in Japan, Europe and the United States. Production in increased commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing larger commercial quantities, including:
•	maintaining product yields;

•	maintaining quality control and assurance;

•	providing component and service availability;

•	maintaining adequate control policies and procedures; and

•	hiring and retaining qualified personnel.
     Difficulties encountered in increasing our manufacturing could have a material adverse effect on our business, financial condition and results of operations.
     The manufacture of our products is a complex and costly operation involving a number of separate processes and components. In March 2008, we had a brief delay in the shipment of C-Port systems to allow for minor modifications to our manufacturing of the systems to improve their performance. The modifications were implemented and shipping resumed in April 2008. However, we had a modest backorder of C-Port systems for the fiscal quarter ended March 31, 2008 as a result of the shipment delay. The shipment delay may impact physicians’ and hospitals’ perception of our products, and any future delays could similarly harm perception of our products and have a material adverse impact on our results of operations.
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
     Our manufacturing facilities and processes are subject to periodic inspections and audits by various U.S. federal, U.S. state and foreign regulatory agencies. For example, our facilities have been inspected by State of California regulatory authorities pursuant to granting a California Device Manufacturing License and by the FDA. Additionally, to market products in Europe, we are required to maintain ISO 13485:2003 certification and are subject to periodic surveillance audits. We are currently ISO 13485:2003 certified; however, our failure to maintain necessary regulatory approvals for our manufacturing facilities could prevent us from manufacturing and selling our products.
     Additionally, our manufacturing processes and, in some cases, those of our suppliers are required to comply with FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our device and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.
     We may also be required to recall our products due to manufacturing supply defects. Our recall in fiscal year 2007 had a negative impact on our revenue for the quarter ended December 31, 2006. If we issue additional recalls of our products in the future, our revenue and business could be further harmed.
If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products, our business may be harmed.
     We are in the beginning stages of building a sales and marketing organization, and we have limited experience as a company in the sales, marketing and distribution of our products. Century is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must continue to develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. To the extent that we enter into arrangements with third parties to perform sales and marketing services, our product revenue may be lower than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

We will need to increase the size of our organization, and we may experience difficulties in managing this growth.
     As of March 31, 2008, we had 82 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
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
     We are aware of patents issued to third parties that contain subject matter related to our technology. We cannot assure you that these or other third parties will not assert that our products and systems infringe the claims in their patents or seek to expand their patent claims to cover aspects of our products and systems. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may be required to redesign our products to avoid infringement, and it may not be possible to do so effectively. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the C-Port or PAS-Port systems or any other product we may develop, which would have a significant adverse impact on our business.

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
     We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in endoscopic surgery, general vascular surgery or other markets. However, the process of researching and developing anastomotic devices is expensive, time-consuming and unpredictable. Our efforts to create products for these new markets are at a very early stage, and we may never be successful in developing viable products for these markets. Even if our development efforts are successful and we obtain the necessary regulatory and reimbursement approvals, we cannot assure you that these or our other products will gain any significant degree of market acceptance among physicians, patients or health care payors. Accordingly, we anticipate that, for the foreseeable future, we will be substantially dependent upon the successful development and commercialization of anastomotic systems and instruments for cardiac surgery, mainly the PAS-Port and C-Port systems. Failure by us to successfully develop and commercialize these systems for any reason, including failure to overcome regulatory hurdles or inability to gain any significant degree of market acceptance, would have a material adverse effect on our business, financial condition and results of operations.
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
     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of April 30, 2008, we were not aware of any existing product liability claims.
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
     We have incurred net losses since our inception in October 1997. As of March 31, 2008, our accumulated deficit was approximately $87.4 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port xA and C-Port Flex A systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and the PAS-Port system in Europe in 2003 and Japan in 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.
     Our cost of product revenue was 103% and 151% of our net product revenue for the nine-month periods ended March 31, 2008 and 2007, respectively. We expect to continue to have high costs of product revenue for the foreseeable future. In addition, we expect that our operating expenses will increase as we expand our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant revenue from sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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
     For the nine-month periods ended March 31, 2008 and 2007, sales of our products and development activities generated only $4.8 million and $2.5 million, respectively. For fiscal year 2007, sales of our products and development activities generated only $3.5 million of revenue. For fiscal year 2006, sales of our products and development activities generated only $2.1 million of revenue. For fiscal year 2005, sales of our products and development activities generated only $2.1 million of revenue, 65% of which was from Guidant Corporation under agreements that are now terminated.
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
     Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through June 30, 2009. Because we do not anticipate that we will generate significant product revenue for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our future liquidity and capital requirements will depend upon, and could increase significantly as a result of, numerous factors, including:
•	receipt of FDA clearance of our PAS-Port system, and the timing thereof, if at all;

•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	costs of developing marketing and distribution capabilities;

•	the extent of our ongoing research and development programs;

•	the progress and results of clinical trials; and

•	effects of competing technological and market developments.

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
     As of March 31, 2008, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century that are due in June 2010. This indebtedness has and may continue to impact us by:
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
     We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:
•	the receipt of FDA clearance of our PAS-Port system, and the timing thereof, if at all;

•	the rate of physician adoption of our products;

•	the results of clinical trials related to our products;

•	the introduction by us or our competitors, and market acceptance of, new products;

•	the results of regulatory and reimbursement actions;

•	the timing of orders by distributors or customers;

•	the expenditures incurred in the research and development of new products; and

•	competitive pricing.
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
     We sold shares of common stock in our IPO in February 2006 at a price of $10.00 per share, and our stock has subsequently traded as low as $3.84 per share. An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	market acceptance and adoption of our products;

•	regulatory clearance or approvals of our products, including in particular FDA approval of our PAS-Port system;

•	volume and timing of orders for our products;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements related to patents issued to us or our competitors and to litigation; and

•	developments in our industry.
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
     Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 27% of our outstanding common stock as of March 31, 2008. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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
     The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:
•	FDA or other regulatory clearance or approval of our PAS-Port system, future generations of our C-Port system or other products;

•	demand for our products;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis; and

•	our ability to obtain and protect proprietary rights.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †

3.2	Amended and Restated Bylaws of Cardica, Inc. *

3.3	Specimen Common Stock certificate of the Company. †

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

4.6	Form of Warrant dated June 2007. **

10.23	Summary of 2008 Cash Bonus Plan. *

10.24	Fiscal 2008 Bonus Compensation Information for Named Executive Officers. *

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-129497) filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

*	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-51772) filed with the Securities and Exchange Commission on February 8, 2008 and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-51772) filed with the Securities and Exchange Commission on June 13, 2007 and incorporated herein by reference.

***	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: May 8, 2008	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: May 8, 2008	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance & Operations and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †

3.2	Amended and Restated Bylaws of Cardica, Inc. *

3.3	Specimen Common Stock certificate of the Company. †

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

4.6	Form of Warrant dated June 2007. **

10.23	Summary of 2008 Cash Bonus Plan. *

10.24	Fiscal 2008 Bonus Compensation Information for Named Executive Officers. *

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1***	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as an exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-129497) filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

*	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q (File No. 000-51772) filed with the Securities and Exchange Commission on February 8, 2008 and incorporated herein by reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 000-51772) filed with the Securities and Exchange Commission on June 13, 2007 and incorporated herein by reference.

***	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.