Form 10-K
period 2008-06-30
CARDICA INC
filed 2008-09-11
CIK 1178104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” an “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  YES ☐     NO ☑

As of December 31, 2007, the aggregate market value of the registrant’s voting and nonvoting common stock held by non-affiliates of the registrant was approximately $123,068,178, based on the closing price of Cardica’s common stock on the Nasdaq Global Market on December 31, 2007, of $10.18 per share.

The number of shares of registrant’s common stock outstanding on September 2, 2008 was 15,795,113.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission, or SEC, pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Stockholders to be held on November 19, 2008 are incorporated by reference into Part III of this report. Such Proxy Statement will be filed with the SEC within 120 days after the registrant’s fiscal year ended June 30, 2008.

CARDICA, INC.

ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2008

PART I

Item 1.	Business

Overview

We design, manufacture and market proprietary automated anastomotic systems used by surgeons to perform coronary artery bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond narrowed or occluded portions of coronary arteries, “bypassing” the narrowed or occluded portion of the artery that is impairing blood flow to the heart muscle. Our first two systems, the C-Port® Distal Anastomosis System, or C-Port system, and the PAS-Port® Proximal Anastomosis System, or PAS-Port system, provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the CABG procedure. Our C-Port systems are used to perform a distal anastomosis, which is the connection of a bypass graft vessel to the occluded vessel down-stream of the occlusion. Our PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta, the source of blood for the bypass. We currently sell C-Port systems in the United States and Europe and the PAS-Port system in Europe, and the PAS-Port system is sold in Japan through our distributor, Century Medical, Inc., or Century. As of June 30, 2008, we had sold nearly 6,000 C-Port systems in Europe and the United States. As of June 30, 2008, more than 8,800 PAS-Port systems had been sold in Europe and Japan. According to Century, the PAS-Port system has been used in Japan in over 200 hospitals by over 300 surgeons and has an estimated 20% market share of all proximal anastomoses using a vein as at least one of the bypass grafts. Our strategy is to further enhance and leverage our technology to develop additional automated anastomotic systems that facilitate the performance of minimally invasive endoscopic coronary bypass surgery, as well as automated systems to be used in other surgical applications, such as vascular closure.

The current method of performing an anastomosis in a CABG procedure without our systems utilizes a tedious and time-consuming hand-sewn suturing technique to connect a bypass graft to the aorta at one end, the proximal end, and to a small-diameter coronary artery at the other end, the distal end. We estimate that approximately 1.2 million of these blood vessel connections are performed annually in the United States. Proper vessel alignment and suture tension among the many individually placed fine stitches are critical for optimal bypass graft blood flow and function. By replacing the hand-sewn sutures with an easy-to-use, reliable and consistent automated system, the time required for completing the anastomoses can be reduced. We believe that our automated systems can also improve the quality and consistency of the anastomoses, which we believe will ultimately contribute to improved patient outcomes.

We initially received the CE Mark, which is required for marketing in the European Union, for the initial commercial version of the C-Port system in April 2004, and we received 510(k) clearance from the Federal Drug Administration, or FDA, to market the initial commercial version of our C-Port system in the United States in November 2005. 510(k) clearance is required for marketing in the United States. We received 510(k) clearance from the FDA to market our C-Port® xA Distal Anastomosis System, or C-Port xA system, the next generation of our initial C-Port product, in the United States in November 2006, our C-Port® Flex A Anastomosis System, or C-Port Flex A system, in the United States in March 2007 and our C-Port® X-CHANGE System, or C-Port X-CHANGE, in the United States in December 2007. We refer to our C-Port system, C-Port xA system, C-Port Flex A system and C-Port X-CHANGE system as our C-Port systems.

The PAS-Port system received the CE Mark in March 2003, regulatory approval from Japanese regulatory authorities in January 2004 for distribution in Japan and 510(k) clearance from the FDA in September 2008.

Industry Background

Coronary Artery Disease

According to the American Heart Association, approximately 13.2 million people in the United States have coronary artery disease, and approximately 653,000 people in the United States die each year as a result of the disease. Coronary artery disease, sometimes referred to as atherosclerosis, is a degenerative disease resulting from the deposit of cholesterol and other fatty materials on the interior walls of blood vessels, forming a build-up known as plaque. The accumulation of plaque, usually over decades, causes the vessel to become inelastic and progressively narrows the interior of the artery, impairing its ability to supply blood and oxygen to the heart muscle. When there is insufficient blood flow to the heart muscle, an injury may occur, often resulting in chest pain, or angina, a heart attack or even death. Coronary artery disease is caused by aging and is exacerbated by dietary and environmental factors, as well as by genetic predisposition. As a patient ages, the disease will typically advance and become more diffuse, compromising the coronary artery system more globally and occluding more small-diameter vessels.

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

Some manufacturers have introduced drug-eluting stents, which incorporate, on the surface of the stent, specially formulated, slow-release drugs designed to prevent restenosis. According to published studies, currently marketed drug-eluting stents have been shown in clinical trials to reduce the rate of restenosis, within the first nine months after placement, to less than 10%. Market adoption of drug-eluting stents has been rapid, and industry observers had predicted that drug-eluting stents would capture approximately 90% of the stent market within three years. However, some studies have been presented that associate drug eluting stents with late stage thrombosis, or clotting, which can be an adverse event. Drug eluting stents are still widely used, with a current market share in the range of 70-80%.

Despite the advancements and market success of drug-eluting stents and angioplasty therapies, these interventional procedures may be less effective than CABG procedures in addressing diffuse progressive coronary artery disease. In this advanced stage of coronary artery disease, intervention is required for multiple vessels, many of which are less than two millimeters in internal diameter, a diameter unsuited for angioplasty and stenting. In addition, stents have been shown to be difficult to place in patients with coronary lesions in sections with vessel branches and in patients with narrowings in the left main coronary artery.

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

Over the last decade approximately 90% of patients undergoing first time CABG surgery received a mammary artery as a bypass graft vessel, a graft that does not require a proximal anastomosis, in addition to other bypass grafts such as veins and radial arteries. When the left anterior descending, or LAD, artery is obstructed, CABG is most commonly performed by grafting the left internal mammary artery, or LIMA, to the LAD. When other coronary arteries are obstructed, saphenous vein grafts are typically used as the bypass vessel. A study shows that patients who undergo a CABG procedure typically receive at least three bypass grafts, of which we believe a majority are performed using one artery and two veins as the bypass graft vessels.

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

Types of CABG Procedures

There are currently three types of CABG procedures, two of which are commonly performed:

Conventional On-Pump CABG Procedures.  Conventional on-pump CABG procedures are particularly invasive and traumatic to the patient, typically requiring the surgeon to open the patient’s chest cavity by splitting the sternum and to place the patient on a pump to circulate the blood throughout the body. Redirecting the blood flow to a pump enables the surgeon to clamp the aorta and stop the heart, which results in a motionless and bloodless field in which the surgeon can perform the difficult and tedious task of manually suturing the small vessels to one another. The absence of blood flow and motion are important factors in ensuring precision and providing positive clinical outcomes; however, the use of a pump for circulation exposes the patient’s blood to foreign surfaces, which has been shown to increase the incidence of bleeding and short-term neurocognitive defects. Additionally, stopping the heart may result in impairment or damage to the heart muscle. Moreover, clamping of the aorta has been shown in clinical studies to cause the release of particles into the blood stream that may produce blockages in other parts of the body, such as the brain. Blockages in the brain can lead to neurological damage, including strokes. Clamping the aorta also carries the risk of injury to the vessel wall with later bleeding complications. Notwithstanding these potential problems, the majority of CABG procedures performed today use this on-pump technique.

Off-Pump CABG Procedures.  In 1995, a new method of performing CABG procedures that avoids the use of external pumps, requiring the surgeon to perform the anastomosis while the heart is beating was introduced. The clinical literature suggests that this procedure, termed off-pump coronary artery bypass, or OPCAB, offers several benefits as compared to on-pump CABG procedures, including reductions in bleeding, kidney dysfunction, short-term neurocognitive dysfunction and length of hospital stay. OPCAB procedures currently represent approximately 25% of all CABG procedures performed in the United States.

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

Minimally Invasive Endoscopic Procedures.  Recently, a very small number of CABG procedures have been performed using minimally invasive endoscopic procedures to reduce patient trauma. These procedures are known as totally endoscopic coronary artery bypass, or TECAB, and typically involve the use of Intuitive Surgical’s da Vinci surgical robot system. In this approach, the sternum is left intact and the surgery is performed through small access ports. The anastomoses are performed on selected, readily reachable vessels using special surgical instruments or the da Vinci robot system, and this procedure requires special surgical skills. Although endoscopic procedures offer the promise of faster post-operative patient recovery times, rapid ambulation, long-term graft patency and a low incidence of adverse outcomes, in the past there were a number of challenges to wide-scale realization of that potential, including the absence of a method to enable surgeons to perform reproducible and effective anastomoses that can be rapidly deployed through small incisions. Currently, it is estimated that fewer than 3% of CABG patients are eligible for minimally invasive endoscopic techniques.

Surgical Techniques for Anastomoses

The current method of performing anastomoses, which surgeons generally view as the most critical aspect of CABG procedures, typically employs tedious and time-consuming hand-sewn placement of individual stitches with a continuous suture to connect the bypass graft to the aorta or coronary vessels. Conventional anastomosis can require ten to 25 minutes to suture, depending upon the size and disease state of the vessels. Proper vessel alignment and suture tension among the many individually placed fine stitches are critical for optimal bypass graft blood flow and function. Furthermore, long-term clinical outcomes may be improved if the anastomosis is “compliant,” that is, if its shape and size can adapt to changes in flow and blood pressure by placement of many single sutures rather than one continuous suture. However, most surgeons prefer the use of a continuous suture because placement of individual sutures may be more technically challenging and time-consuming. Whether the surgeon elects to operate on the patient on- or off-pump, a hand-sewn proximal anastomosis generally requires clamping of the aorta and therefore carries with it the risk of neurological damage and other serious adverse effects. Recently, new technology has been introduced that allows the surgeon to perform hand-sewn proximal anastomoses to the aorta without clamping of the aorta. These facilitating devices temporarily cover the opening in the aortic wall from the inside while the surgeon places the stitches to create the anastomosis and are removed after the anastomosis has been completed to allow blood flow into the bypass graft. We believe these systems, in their current implementations, are not suitable for endoscopic bypass surgery.

The laborious and time-consuming nature of manually applied sutures and the limitations associated with their use, together with advances occurring in coronary surgical procedures, have fueled the need for easy-to-use, fast and highly reliable automated systems to expedite and standardize the performance of anastomoses in CABG procedures. Although a number of companies have attempted to develop automated systems to perform anastomoses, To date, Cardica is the only company with FDA clearance to market a distal anastomosis device in the United States, and only one other system for use in performing a proximal anastomosis is currently commercially available in the United States.

Our Solutions

We design, manufacture and market proprietary automated anastomotic systems used by surgeons to perform anastomoses during on- or off-pump CABG procedures. We believe that by enabling consistent and reliable anastomoses of the vessels at this most critical step in CABG surgery through a fast, automated process, our products can improve the quality and consistency of these anastomoses, which we believe will ultimately contribute to improved patient outcomes. We have designed our products to meet the needs of surgeons, including:

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

•	Standardized results. Our products enable consistent, reproducible anastomoses, largely independent of surgical technique and skill set, using a wide range in quality of graft tissues. In comparison with hand-sewn sutures, our systems offer mechanically-governed repeatability and reduced procedural complexity.

•	Reduced costs. Because our products can help to expedite the CABG procedure, we believe that they may contribute to reduced operating room time and associated expenses, partially offset by the increased direct cost of our products compared to current alternatives, such as sutures. Additionally, our C-Port system creates anastomoses rapidly and does not require the interruption of blood flow. It may reduce some of the technical challenges inherent in performing anastomosis in off-pump procedures, which may advance adoption of the off-pump approach. By helping more surgeons perform off-pump CABG, the need for a costly pump may also be reduced or eliminated, thereby potentially reducing the total costs of the procedure. The C-Port Flex A allows the surgeon to perform coronary revascularization through small openings in the chest wall, thereby reducing the trauma and morbidity associated with the CABG procedure, which therefore may help reduce costs by reducing the time to patient discharge. Finally, to the extent complications such as strokes or injury to the heart muscle decrease, post-operative costs of a CABG procedure may be significantly reduced.

Our Strategy

Our goal is to become the leading provider of automated anastomotic systems for cardiac bypass surgeries. Although CABG may offer the most effective treatment for many patients with coronary artery disease, patients are often deterred by the invasiveness and trauma associated with the procedure. As a result, some patients may opt to accept less invasive procedures, such as balloon angioplasty and coronary stent implantation, even though the procedure may result in a less favorable outcome for that patient. For CABG to be a more attractive treatment alternative, surgeons must strive to decrease the invasiveness and trauma associated with current procedures by introducing endoscopic or keyhole surgery for CABG, similar to the success seen in laparoscopic or arthroscopic procedures over the past decade. However, for endoscopic CABG to be widely adopted, several challenges must be overcome, including, most significantly, the development and successful implementation of innovative technology that safely accomplishes the most critical step in this procedure, the anastomosis. We believe that our anastomotic technology beginning with the C-Port Flex A, will become a key enabling technology for robot assisted endoscopic CABG procedures.

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

The principal elements of our strategy to achieve our vision and goals include:

•	Driving market adoption of the C-Port and PAS-Port systems. We intend to drive commercial adoption of our C-Port systems, our PAS-Port system and future products by marketing them as integrated anastomotic tools for use in both on- and off-pump CABG procedures. We believe clinical data from our product trials and evidence of the cost-effective nature of our systems compared with alternatives will be key factors in driving physician adoption of our products. We intend to continue to seek to obtain persuasive clinical data on patient outcomes, procedure times and costs and quality of outcome through post-marketing studies, registry trials and physician-initiated studies to further drive market adoption.

•	Expanding our sales and marketing effort. We are building a direct sales force to market and sell the C-Port system and the PAS-Port system in the United States. Our U.S. sales force is initially targeting selected influential surgeons in high volume cardiac surgery centers. Through this effort, we will seek to increase both confidence in and demand for our products. If we obtain FDA clearance for the sale of other products in the United States in the field of cardiac surgery, we expect that the same sales force will be responsible for selling these products. We also intend to increase the number of distributors carrying our products in Europe and Asia.

•	Capitalizing on our proprietary technology to develop next-generation products for endoscopic cardiac procedures. We believe that the evolution of endoscopic CABG procedures, which would offer shorter lengths of stay in the hospital, faster post-operative patient recovery times, long-term graft patency and a low incidence of adverse outcomes, could increase the number of CABG procedures performed. To help propel the effort toward more viable cardiac endoscopic procedures, we plan to develop flexible, next-generation automated anastomotic systems designed to facilitate minimally invasive endoscopic CABG.

•	Leveraging our core competency to develop innovative products for other surgical applications. We believe that our core technology, which comprises extensive technological innovations, can be adapted for a variety of surgical applications and disease indications. For example, we are currently developing products for use in other applications, such as vascular and patent foramen ovale, or PFO, closure. We plan to continue to seek market opportunities in related fields to develop additional products that leverage our core strengths in surgical micro-stapling and closure.

•	Establishing a strong proprietary position. As of June 30, 2008, we had 65 issued U.S. patents, 62 additional patent applications in the United States, five issued foreign patents and another five patent applications filed in selected international markets. We plan to continue to invest in building our intellectual property portfolio.

Our Products

We currently market four proprietary products to perform anastomoses, the C-Port xA system, C-Port Flex A system, C-Port X-CHANGE system and the PAS-Port system. The C-Port systems automate a distal anastomosis between the graft vessel and target artery. The original C-Port system, which is no longer marketed, was studied using veins rather than arteries as the graft vessel and received FDA 510(k) clearance for the creation of anastomoses between grafts and target vessels generally. The C-Port xA system, our next generation of the C-Port system, was developed to use veins and arteries as the bypass graft vessel and received 510(k) clearance in November 2006. A new generation of the C-Port xA system, the C-Port Flex A system, designed to further enable minimally invasive CABG surgery, received 510 (k) clearance from the FDA in March 2007 and the C-Port X-CHANGE system, a reloadable cartridge-based system, received 510(k) clearance from the FDA in December 2007. The PAS-Port system automates the performance of a proximal anastomosis between a graft vessel, typically a saphenous vein, and the aorta. A study shows that patients who undergo a CABG procedure typically receive at least three bypass grafts, of which we believe a majority are performed using one artery and two veins as the bypass graft vessels.

C-Port® Distal Anastomosis Systems

C-Port® xA Anastomosis System

Our C-Port xA Distal Anastomosis System, which may be used in either on- or off-pump CABG procedures, is designed to perform an end-to-side distal anastomosis by attaching the end of a bypass graft to a coronary artery downstream of an occlusion or narrowing. Based upon our original C-Port system which received the CE Mark for marketing in the European Union in April 2004 and 510(k) clearance from the FDA in November 2005, the C-Port xA system, which received its 510(k) clearance from the FDA in November 2006, is inserted in a small incision in the coronary artery with a bypass graft vessel attached to the device. The C-Port xA system is actuated by depressing a trigger which activates a manifold powered by a cylinder of compressed carbon dioxide to provide smooth actuation. Miniature stainless steel staples are deployed to securely attach the bypass graft to the coronary artery and at the same time a miniature knife completes an opening inside the coronary artery to complete the bypass. After deployment, the C-Port system is removed from the coronary artery and the entry incision is closed typically with a single stitch.. Our C-Port xA system is effective in creating compliant anastomoses in vessels as small as one millimeter in internal diameter. In addition, the C-Port xA system has been designed to:

•	perform an end-to-side anastomosis without interruption of native coronary blood flow, which is not possible in a conventional hand-sewn anastomosis during off-pump surgery without the use of a temporarily placed vascular shunt;

•	achieve nearly complete alignment of the natural blood lining surfaces of the coronary artery and the bypass graft to minimize scarring and potential occlusion of the anastomosis;

•	minimize the amount of foreign material in the blood stream that may cause clotting and subsequent graft failure; and

•	suitable for all grafts typically used in CABG procedures with wall thicknesses of less than 1.4 millimeters.

C-Port® Flex A Anastomosis System

The C-Port Flex A system includes modifications to the C-Port xA system that are designed to enable automated anastomoses to be performed as part of minimally invasive and robot-facilitated CABG procedures. In March 2007, we received 510(k) clearance from the FDA to market the C-Port Flex A system in the United States. The C-Port Flex A system includes all of the features and benefits of the C-Port xA system and has a flexible, rather than rigid, shaft. The flexible shaft is designed to allow the working end of the device that creates the anastomosis to be inserted through a 12-millimeter diameter port to access the chest cavity and heart. The device is designed to be loaded with the bypass graft vessel inside or outside the chest cavity and deployed to create the anastomosis to the coronary artery. This product is designed to enable technology for completion of robotically assisted, including endoscopic, CABG surgery through four or five relatively small incisions between the ribs. Avoiding both the incision through the sternum and the use of the pump should significantly reduce patient trauma and accelerate post-operative recovery.

C-Port® X-CHANGE System

The C-Port X-CHANGE system, the most recent offering in the C-Port product line, is a cartridge-based reloadable C-Port system. The C-Port X-CHANGE system includes modifications to the C-Port xA system that are designed to enable multiple automated anastomoses to be performed using the same handle with up to three separate cartridges. The C-Port X-CHANGE system provides for a lower cost per deployment for multiple deployments in one CABG procedure. In December 2007, we received 510(k) clearance from the FDA to market the C-Port X-CHANGE system in the U.S.

As of June 30, 2008, we had sold an aggregate of nearly 6,000 units of all the versions of our C-Port systems. Total product sales of our C-Port and PAS-Port systems were $4.9 million, $2.1 million and $1.0 million, for fiscal years 2008, 2007 and 2006, respectively. Total product sales represent 65%, 59% and 50% of total revenues for fiscal years 2008, 2007 and 2006, respectively.

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

An important advantage of our PAS-Port system is that, in contrast to conventional hand-sewn proximal anastomoses, the vascular connections created can be performed without clamping the aorta, potentially avoiding associated risks, such as neurological complications. Surgeons use our PAS-Port system in conventional CABG procedures and in OPCAB. While we are not aware of any patients who required additional surgery to correct leakage from an anastomosis performed with our PAS-Port system, the design of the PAS-Port requires an additional stitch intra-operatively to obtain hemostasis (absence of bleeding in the anastomosis site) in approximately 5% to 10% of the deployments. Additional stitches may be required intra-operatively in an individual anastomosis depending on the quality of the target and graft vessels, adequacy of target site preparation and quality of the loading of the graft to the deployment cartridge. We intend to develop adaptations to the PAS-Port system for use in endoscopic applications.

The PAS-Port system is cleared or approved for sale in the United States, Europe and Japan and marketed in Europe and Japan. As of June 30, 2008, over 8,800 PAS-Port systems had been sold, primarily in Japan.

Collaborations and Future Product Programs

Our product research and development efforts are focused on building innovative devices that enhance our current products or leverage our core competency in mechanical micro-clip formation for applications in endoscopic CABG and other medical fields. To date, we have two contracts with Cook Incorporated, or Cook, to apply our proprietary technology to solve other medical needs.

Cook Vascular Closure Device

We believe that our proprietary technology used in our automated vascular anastomosis systems may provide an innovative, simple mechanical solution to close the vascular access sites used in interventional vascular procedures. We are currently developing the Cook Vascular Closure Device, formerly called the X-Porttm Vascular Access Closure Device to address this clinical need.

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

It is estimated that approximately 8.5 million diagnostic and interventional catheterization procedures were performed worldwide in 2005. In each of these procedures, the access site must be closed by one of these closure methods. It is estimated that in approximately 45% of these patients a device is employed. The worldwide market for femoral artery closure devices was estimated to be approximately $500 million in 2005 and is estimated to increase to approximately $790 million by 2008.

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

We completed preclinical animal-model studies of the Cook Vascular Closure Device to assess its safety and efficacy and Cook completed initial human feasibility clinical trials. Cook’s quality system certification has been successfully expanded to include vascular closure devices in preparation for marketing the Cook Vascular Closure Device in the European Union. Cook can label the Cook Vascular Closure Device with the CE mark of conformity at any time in accordance with Cook’s expanded certification and internal procedures.

Agreements with Cook Incorporated

On December 9, 2005, we entered into, and in September 2007 amended, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook will fund certain development activities, and we and Cook will jointly develop the device, under the direction of a Development Committee that includes representatives from each party. Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. The parties may also agree to perform research on the product in new formats, in which case Cook would reimburse us for work we perform in connection with such research.

Under this agreement, we have received payments totaling $1.5 million, $1.8 million and $1.0 million in fiscal years 2008, 2007 and 2006, respectively. In addition, during fiscal year 2008 we also received a payment totaling $185,000 from Cook for the initial purchase of parts to build a specific number of the Cook Vascular Closure Devices for commercial use. We will receive a royalty based on Cook’s annual worldwide sales, if any, of the Cook Vascular Closure Device. This royalty is reduced if Cook sells a designated number of product units per calendar year for a defined period of time, and may also be reduced if patents are not issued covering the product in certain countries within a defined period of time. Certain minimum royalty payments are required under the agreement, which may be reduced during time periods in which certain product improvements are being developed because product sales are unexpectedly low for reasons other than Cook’s failure to diligently commercialize the product.

Cook agreed to use commercially reasonable efforts to develop a production version of the product, and to apply for a CE mark and FDA approval of the product, at its own expense. Additionally, Cook agreed to use commercially reasonable efforts to commercialize the product following regulatory approval. We agreed to supply a certain number of product units for Cook’s use in development of the product. Cook has the right to manufacture the product during later stages of development, and has the obligation to supply the product for commercial purposes. The term of the agreement will expire on December 9, 2025, subject to a five-year renewal by mutual agreement between Cook and us. Cook may terminate the agreement for convenience at any time, and either party may terminate the agreement for uncured material breach by the other party.

If the agreement is terminated either by Cook for convenience, or by us for Cook’s material breach, then Cook is required to pay to us a pro-rated amount for work performed by us under the development plan prior to such termination, not to exceed an amount equal to the payments made during the term of the agreement plus $300,000. Additionally, in such case, Cook is required to transfer to us certain technology and regulatory filings and assist us in other respects to enable us to develop, manufacture and commercialize the product, and Cook agrees not to sue us under certain intellectual property rights as necessary to allow us to continue, on our own or with or through third parties, to make, use, sell, offer for sale and import the product anywhere in the world for use in medical procedures in the body. In such case, for five years after such termination (unless a court does not determine that our termination for Cook’s breach was proper), Cook cannot grant to any competitor of ours a license under Cook’s intellectual property rights to facilitate the competitor in making, using, selling, offering for sale or importing the Cook Vascular Closure Device or any improvement anywhere in the world for use in medical procedures in the body.

If Cook terminates the agreement for our breach after it has paid to us all of the development payments, then Cook’s license survives such termination, subject to Cook’s continuing obligation to pay royalties to us. If Cook terminates the agreement for material breach by us in failing to meet any of the milestones defined in the agreement, then we must repay the initial fee and the development payments, less costs we incurred in developing the product.

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

On June 12, 2007, we entered into, and in September 2007 amended, an agreement with Cook to develop and commercialize a specialized device to close the patent foramen ovale, or PFO. A PFO is a relatively common heart defect in approximately 15 to 20 percent of the general population. Under the agreement, we and Cook will jointly develop the device, under the direction of a Development Committee that includes representatives from each party. Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Closure Device.

Under this agreement, we have received payments totaling $1.7 million and $500,000 in fiscal years 2008 and 2007, respectively. In fiscal year 2009, we are eligible to receive approximately $1.3 million in additional payments as we accomplish key deliverables under the development plan. After the product achieves satisfactory clinical results and regulatory approvals, we will receive a royalty based on Cook’s annual worldwide sales, if any, of the PFO Closure Device. This royalty is reduced if Cook sells a designated number of product units per calendar year for a defined period of time, and may also be reduced if patents are not issued covering the product in certain countries within a defined period of time. Certain minimum royalty payments are required under the agreement, which may be reduced during time periods in which certain product improvements are being developed because product sales are unexpectedly low for reasons other than Cook’s failure to diligently commercialize the product.

Cook agreed to use commercially reasonable efforts to develop a production version of the product, and to apply for a CE mark and for FDA approval of the product, at its own expense. Additionally, Cook agreed to use commercially reasonable efforts to commercialize the product following regulatory approval. We agreed to supply a certain number of product units for Cook’s use in development of the product. Cook has the right to manufacture the product during later stages of development, and has the obligation to supply the product for commercial purposes. The term of the agreement will expire on June 12, 2027, subject to renewal by mutual agreement between Cook and us. Cook may terminate the agreement for convenience at any time, and either party may terminate the agreement for uncured material breach by the other party.

If the agreement is terminated either by Cook for convenience, or by us for Cook’s material breach, then Cardica is required to reimburse Cook a pro-rated amount of the current development phase payment based on the amount of the development phase payment less the expenses of any work actually performed including an overhead factor. Additionally, in such case, Cook is required to transfer to us certain technology and regulatory filings and assist us in other respects to enable us to develop, manufacture and commercialize the product, and Cook agrees not to sue us under certain intellectual property rights as necessary to allow us to continue, on our own or with or through third parties, to make, use, sell, offer for sale and import the product anywhere in the world for use in medical procedures. We agreed to reimburse Cook up to $50,000 for documented expenses related to the transfer and if an IDE, premarket approval, or PMA, is undertaken by Cook for approval of the product, then the filing fees, transfer costs and other costs associated with the IDE and PMA, such as the costs of clinical studies, to be paid by us will not exceed an amount to be negotiated in good faith and can be paid in ten equal installments due semiannually. In such case, for five years after such termination (unless a court does not determine that our termination for Cook’s breach was proper), Cook cannot grant to any competitor of ours a license under Cook’s intellectual property rights to facilitate the competitor in making, using, selling, offering for sale or importing the Cook PFO Closure Device or any improvement anywhere in the world for use in medical procedures in the body.

If Cook terminates the agreement for our breach after it has paid to us all of the development payments, then Cook’s license survives such termination, subject to its continuing obligation to pay royalties to us. If Cook terminates the agreement for material breach by us in failing to meet any of the milestone phases defined in the agreement, then we must repay the amount of the development phase payment, less costs we incurred in developing the product.

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

United States

PAS-Port.  We commenced our European pivotal clinical trial to study our PAS-Port system in 2002. In 2001 and 2002, the FDA approved two proximal anastomosis devices for sale in the United States, the Symmetry system developed by St. Jude Medical and the CorLink system developed by Bypass, Inc. and Johnson & Johnson. The design of the pivotal clinical trial for the PAS-Port was based on the trial designs of these two predicate devices. We submitted the results of our pivotal clinical trial for the PAS-Port system to the FDA in an application for 510(k) clearance in 2003. After receiving reports of apparently device-related adverse events with the Symmetry device, the FDA revisited the criteria for a 510(k) clearance of subsequent anastomosis products. The FDA sponsored a special panel meeting on March 19, 2004 to redefine objective performance criteria for safety and efficacy of anastomosis products, which are significantly more rigorous than when we submitted our data. Following redefinition of the objective performance criteria, we resubmitted pooled data from two trials evaluating safety and efficacy of the PAS-Port system to the FDA. In April of 2005, the FDA asked the Circulatory System Devices Panel to consider the data submitted on the PAS-Port system. The panel concurred that vascular anastomotic devices have great potential and the data regarding the PAS-Port system looked promising. The majority of panel members, however, believed that more robust data were required. Following this recommendation from the panel, we withdrew our 510(k) submission. To collect data to address the new criteria, we obtained at the time a conditional approval of an Investigational Device Exemption, or IDE, for a new randomized 220 patient prospective clinical trial to be conducted in 12 sites in the United States and Europe. We began enrolling patients in this PAS-Port clinical trial in June 2006 and completed enrolling 220 patients in March 2007. We completed the 9 month follow up angiograms in February 2008. We achieved all primary and secondary endpoints in the clinical trail and submitted our 510(k) premarket notification in April 2008. We received 510(k) clearance from the FDA to market the PAS-Port system in the United States in September 2008.

C-Port.  We commenced our pivotal clinical trial to study our C-Port system in 2003 and submitted the data from this trial in an application for 510(k) clearance in 2004. We received 510(k) clearance from the FDA to market the C-Port system in the United States in November 2005. In December 2005, we submitted an application for 510(k) clearance of the C-Port xA system using the C-Port as a predicate device. We received 510(k) clearance from the FDA to market the C-Port xA system in the United States in November 2006. In February 2007, we submitted an application for 510(k) clearance of the C-Port Flex A system using the C-Port xA system as a predicate device. We received 510(k) clearance from the FDA to market the C-Port Flex A system in the United States in March 2007 and the C-Port X-CHANGE in December 2007.

International and U.S. Clinical Studies

	Number and	Enrollment
	Location of	Completion	Number of		Length of	Regulatory
Study	Sites	Date	Patients	Objective	Follow-up	Status

C-Port Pivotal Trial	5 European Sites	February 2004	133	Determine safety and efficacy of distal anastomotic device	12 months	• CE Mark received in Europe • 510(k) clearance obtained in United States
PAS-Port European Pivotal Trial	3 European Sites	September 2002	55	Determine safety and efficacy of proximal anastomotic device	24 months	• CE Mark received in Europe
PAS- Port II Trial	4 European Sites	February 2004	54	Increase data pool for study of safety and efficacy with an improved PAS-Port device	12 months
PAS-Port	4 European Sites and 8 U.S. Sites	March 2007	220	510(k) clearance from U.S. FDA	9 months	• 510(k) clearance obtained in United States
C-Port xA	5 European Sites	Ongoing	170	Obtain results for use with arterial grafts	12 months	• CE Mark received in Europe

We intend to continue to gather additional clinical data for our products to further support our sales and marketing efforts. We believe these studies will primarily consist of registry trials and physician-initiated studies.

Sales and Marketing

Our initial products focus on the needs of cardiovascular surgeons worldwide. We are building a direct sales force initially targeting selected influential surgeons in high volume cardiac surgery centers in the United States to sell our C-Port system. Approximately half of all U.S. CABG procedures are performed at 225 cardiac surgery centers. We plan to selectively target institutions within this group of centers and to conduct intensive focused marketing and training for the C-Port system and for our products that receive FDA clearance or approval in the future. Through this effort, we hope to generate wider demand for our products by training well-respected clinical supporters of our products and leveraging their reputations in the clinical community. In addition, we intend to promote our systems at major medical conventions and through other marketing efforts such as seminars, workshops, brochures and internet-based training. We will also work with our investigators to present the results of our clinical trials at cardiovascular meetings. As of June 30, 2008, we had 15 direct sales representatives, and we have trained 318 U.S. cardiac surgeons in the use of our C-Port systems.

We currently distribute our PAS-Port system in Japan through our exclusive distributor, Century Medical, Inc., or Century. For the fiscal years ended June 30, 2008, 2007 and 2006, sales to Century comprised approximately 13%, 25% and 32%, respectively, of our total revenue and approximately 20%, 42% and 64%, respectively, of our product sales. As of June 30, 2008, Century had trained over 300 Japanese cardiac surgeons in over 200 hospitals. Century has a direct sales organization of approximately 16 representatives who are responsible for the development of the anastomotic device market and directly contact cardiac surgeons. Century provides clinical training and support for end-users in Japan. We provide Century with promotional support, ongoing clinical training, representation at trade shows and guidance in Century’s sales and marketing efforts. Our agreement with Century expires in July 2014. The agreement renews automatically for a second five-year term if Century meets certain sales milestones. Either party may terminate this agreement if the other party defaults in performance of material obligations and such default is not cured within a specified period or if the other party becomes insolvent or subject to bankruptcy proceedings. In addition, we may terminate the agreement within 90 days following a change of control by payment of a specified termination fee. Total product sales of our C-Port and PAS-Port systems were $4.9 million, $2.1 million and $1.0 million, for fiscal years 2008, 2007 and 2006, respectively. Total product sales represent 65%, 59% and 50% of total revenues for fiscal years 2008, 2007 and 2006, respectively. For the specifics of our revenues by geographic location please see Note 1, Concentrations of Credit Risk and Certain Other Risks, located in Notes to Financial Statements.

Having received 510(k) clearance of the PAS-Port system from the FDA in September 2008, we are preparing for the launch of the PAS-Port system in the U.S. market by building up our inventory, developing collateral marketing and training materials and training our sales force on the clinical use of the product. We plan to focus our initial sales efforts on the 318 U.S. cardiac surgeons who have been trained on the C-Port system. We plan to do a deliberate and systematic launch as we did for the C-Port system and plan to train 50 to 60 surgeons per quarter on the PAS-Port system.

We are currently building a distribution network in Europe and Asia for both our PAS-Port and C-Port systems. We have currently engaged SIC Systems as our exclusive distributor in Italy, and we may engage additional distributors in several other European countries; however, we do not anticipate significant product sales from Europe in part because their healthcare systems are difficult to penetrate for new higher cost medical products. We are continuing to sell to selected customers and will continue to evaluate further opportunities to expand our distribution network in Europe and in other parts of the world where the healthcare economics are conducive to the introduction and adoption of new medical device technologies. In January 2008, we engaged Arabian Trade House as our exclusive distributor in Saudi Arabia and other countries in the Middle East.

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

There are numerous potential competitors in the medical device, biotechnology and pharmaceutical industries, such as Maquet Cardiovascular LLC, formerly the cardiac surgery division of Boston Scientific Corporation, Edwards Lifesciences Corporation, Johnson & Johnson, Inc., Abbott Laboratories, which acquired an additional division of Guidant Corporation, Medtronic, Inc. and St. Jude Medical, that are targeting the treatment of coronary artery disease broadly. Each of these companies has significantly greater financial, clinical, manufacturing, marketing, distribution and technical resources and experience than we have. In addition, new companies have been, and are likely to continue to be, formed to pursue opportunities in our market.

The landscape of active competitors in the market for anastomotic solutions is currently limited. Medtronic, with its acquisition of Coalescent Surgical, obtained the only marketed proximal anastomotic system in the United States, the Spyder, which deploys a series of nitinol-based U-Clips to attach a graft to the aorta. Several companies market systems designed to facilitate or stabilize proximal anastomoses, such as Maquet Cardiovascular’s Heartstring Aortic Occluder and Novare Surgical Systems’ Enclose anastomotic assist device. St. Jude Medical previously had a commercially available proximal anastomotic system that was marketed both in the United States and Europe; however, St. Jude Medical voluntarily withdrew this product from the market in 2004. Johnson & Johnson has obtained FDA clearance for a proximal system that has been developed by Bypass Inc.

Our C-Port systems are the only automated anastomosis devices for distal anastomosis cleared for marketing in the United States. The only currently marketed facilitating device for distal anastomosis is the U-Clip, which substitutes clips for sutures, but still requires manual application of typically 12 to 14 individually placed clips per anastomosis by the surgeon.

Currently, the vast majority of anastomoses are performed with sutures and, for the foreseeable future, sutures will continue to be the principal competitor for alternative anastomotic solutions. The direct cost of sutures used for anastomoses in CABG procedures is far less expensive than the direct cost of automated anastomotic systems, and surgeons, who have been using sutures for their entire careers, may be reluctant to consider alternative technologies, despite potential advantages.

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

Manufacturing

Our manufacturing operations, sterile products manufacturing, packaging, storage and shipping, as well as our research and development laboratories and administrative activities all take place at our headquarters facility. We believe that our current facilities will be sufficient to meet our manufacturing needs for at least the next two years.

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

Research and Development

As of June 30, 2008, we had 27 employees in our research and development department. Future research and development efforts will involve continued enhancements to and cost reductions for our C-Port and PAS-Port systems, development of the C-Port xV system to accommodate larger bypass vein grafts and the development of the PFO closure device and further iterations of the Cook Vascular Closure Device under our development agreements with Cook Incorporated. We are also exploring the development of other products that can be derived from our core technology platform and intellectual property. Research and development expenses for fiscal years ended June 30, 2008, 2007 and 2006 were $8.6 million, $7.0 million and $6.5 million, respectively. We expect research and development efforts and expenses to increase in absolute dollar terms as we enhance the capabilities of our current products and explore new applications and indications for our automated anastomosis technology platform.

Patents and Intellectual Property

We believe our competitive position will depend significantly upon our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of June 30, 2008, we have 65 issued U.S. patents, 62 additional U.S. patent applications, five issued foreign patents and another five patent applications filed in select international markets. Our issued patents expire between 2018 and 2026.

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

The medical device industry in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial litigation regarding patents and other intellectual property rights. Any such claims, regardless of their merit, could be time-consuming and expensive to respond to and could divert our technical and management personnel. We may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to us, or to protect our trade secrets. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign our products, devices or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. See “Risk Factors.”

On May 22, 2007, we filed a complaint against Vital Access Corporation (“Vital Access”) in the U.S. District Court in the Northern District of California, initiating litigation (the “Litigation”) against Vital Access. The complaint asked the Court to invalidate the claims of Vital Access’ U.S. Patent No. 7,220,768 on the grounds that they interfere with the claims of our U.S. Patent No. 7,063,712, and that they were issued in violation of federal law. On April 29, 2008, Cardica and Vital Access entered into a confidential settlement agreement, pursuant to which the Litigation was dismissed.

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

Clinical Trials.  Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. To perform a clinical trial in the United States for a significant risk device, prior submission of an application for an Investigational Device Exemption, or IDE, to the FDA is required. An IDE amendment must also be submitted before initiating a new clinical study under an existing IDE, such as initiating a pivotal trial following the conclusion of a feasibility trial. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, and any available data on human clinical experience, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The animal and laboratory testing must meet the FDA’s good laboratory practice requirements.

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

In Japan, medical devices must be approved prior to importation and commercial sale by the Ministry of Health, Labor and Welfare, or MHLW. Manufacturers of medical devices outside of Japan are required to utilize a contractually bound In-Country Caretaker, or ICC, to submit an application for device approval to the MHLW. The MHLW evaluates each device for safety and efficacy. As part of its approval process, the MHLW may require that the product be tested in Japanese laboratories. The approval process for products such as our existing anastomotic products is typically 13 to 14 months. Other medical devices may require a longer review period for approval. Once approved, the manufacturer may import the device into Japan for sale by the manufacturer’s contractually bound importer or distributor.

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

In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law, or PAL. PAL was substantially revised in July 2002, and the new provisions were implemented in stages through April 2005. Revised provisions of the approval and licensing system of medical devices in Japan, which constitutes the core of import regulations, came into effect on April 1, 2005. The revised law changes class categorizations of medical devices in relation to risk, introduces a third-party certification system, strengthens safety countermeasures for biologically derived products, and reinforces safety countermeasures at the time of resale or rental. The revised law also abolishes the ICC system and replaces it with the “primary distributor” system. Under the PAL in effect prior to April 1, 2005, manufacturers of medical devices outside of Japan were required to utilize a Marketing Authorization Holder (MAH) to obtain on their behalf approval of each product by the MHLW prior to the sale or distribution of their products in Japan. Under the revised PAL, manufacturers outside of Japan must now appoint a “primary distributor” located in Japan that holds a primary distributor license for medical devices to provide primary distribution services, including conducting quality assurance and safety control tasks, for each product at the time an application for the approval of each such product is submitted to the MHLW.

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

Employees

As of June 30, 2008, we had 86 employees, including 20 employees in manufacturing, 19 employees in sales and marketing, 10 employees in clinical, regulatory and quality assurance, 10 employees in general and administrative and 27 employees in research and development. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

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

MANAGEMENT

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of August 31, 2008:

Name	Age	Position

Bernard A. Hausen, M.D., Ph.D.	48	President, Chief Executive Officer, Chief Medical Officer and Director
Robert Y. Newell	60	Vice President, Finance and Chief Financial Officer
Frederick M. Bauer	54	Vice President, Operations
Douglas T. Ellison	45	Vice President, Sales and Marketing
Bryan D. Knodel, Ph.D.	48	Vice President, Research and Development
Richard M. Ruedy	41	Vice President of Regulatory, Clinical and Quality Affairs
Kevin T. Larkin(2)(3)	59	Chairman of the Board
J. Michael Egan(1)	55	Director
Richard P. Powers(1)	64	Director
Jeffrey Purvin(2)(3)	56	Director
Robert C. Robbins, M.D.(2)	50	Director
John Simon, Ph.D.	65	Director
Stephen A. Yencho, Ph.D.	47	Director
William H. Younger, Jr.(1)(3)	58	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

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

Robert Y. Newell has been our Vice President, Finance and Chief Financial Officer since March 2003 and was Vice President, Finance and Operations, from July 2005 to July 2008. From January 2000 to February 2003 he was Vice President, Finance and Chief Financial Officer for Omnicell, Inc., a hospital supply and medication management company. Mr. Newell holds a B.A. degree in Mathematics from the College of William & Mary and an M.B.A. degree from the Harvard Business School.

Frederick M. Bauer joined Cardica as our Vice President of Operations in July 2008. Since August 2005, he has been President and Owner of 3RLatex, LLC, a containment, transportation and recycling company for the construction industry and from November 2002 to November 2005, he was general manager of Amazon Environmental, a latex paint recycling company. From October 1996 to November 2001, he was Vice President Operations for the Cardiac Surgery division and Vice President Operations for the Perfusion Systems division of Medtronic, Inc., a medical device company. He also held a number operations and engineering executive positions with Baxter Healthcare International, a healthcare company, from 1981 to 1996. Mr. Bauer holds a B.S. degree in Civil Engineering from the University of Detroit Mercy.

Douglas T. Ellison joined Cardica as our Vice President of Sales and Marketing in December 2004. From June 2004 to December 2004, Mr. Ellison consulted for medical device companies. From June 2001 until June 2004, Mr. Ellison was Vice President of Sales of Artemis Medical, Inc., a medical device company. From December 1997 until June 2001, Mr. Ellison held sales and sales management positions with Heartport, Inc., a medical device company focused on minimally-invasive cardiac surgery. Mr. Ellison holds a B.S.C.E. degree from Purdue University.

Bryan D. Knodel, Ph.D. joined Cardica as our Vice President of Research and Development in July 2005. Since January 1998, he has been president of Bryan D. Knodel, Inc., a consulting firm specializing in medical device design and product development. From April 2001 until June 2005, Mr. Knodel consulted for us in product development. From 1992 to 1997, he was a principal engineer with Ethicon Endo-Surgery, a Johnson & Johnson company developing medical devices for less invasive surgery. Mr. Knodel holds B.S., M.S. and Ph.D. degrees in Mechanical Engineering from the University of Illinois.

Richard M. Ruedy joined Cardica as our Vice President of Regulatory, Clinical and Quality Affairs in April 2007. From August 2004 to April 2007, Mr. Ruedy was Director of Regulatory Affairs at Abbott Vascular Devices, a medical device company. Prior to joining Abbott Vascular Devices, Mr. Ruedy was employed by Parallax Medical as Vice President of Regulatory, Clinical and Governmental Affairs from March 2003 to January 2004, and as Director, Regulatory Affairs from July 2000 to March 2003. From March 1999 to July 2000, Mr. Ruedy was Manager, Regulatory and Clinical Affairs at Tripath Imaging, Inc., a medical device company. Mr. Ruedy holds a B.A. degree from Bucknell University.

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

J. Michael Egan has been a director since August 2000 and served as the Chairman of the Board from August 2000 until January 2007. Since November 2006, Mr. Egan has been the Chief Executive Officer of Steadman Hawkins Research Foundation, an orthopedic research organization. From April 1996 through May 2004, Mr. Egan was President and CEO of Bluebird Development, LLC, a financial partnership with Kobayashi Pharmaceutical Company, an Osaka, Japan-based major distributor of medical devices in Asia. Mr. Egan is the Chairman of the Board of Directors at iBalance Medical, a privately held medical device company, and is a director of several privately held companies and of Western Technology Investment, a registered investment company. Mr. Egan holds a B.A. degree in Business Administration from Colorado College.

Richard P. Powers has been a director and chairman of our Audit Committee since October 2005. Since June 2008, Mr. Powers has been President and CEO of Aspire Medical Inc., a privately held medical device company developing products for the treatment of obstructive sleep apnea. From October 2001 to March 2008, Mr. Powers was Vice President and Chief Financial Officer of Anesiva, Inc. (formerly Corgentech Inc.), a biotechnology company. From March 1999 to August 2000, Mr. Powers served as Executive Vice President and Chief Financial Officer of Eclipse Surgical Technologies, Inc., a medical device company. From February 1996 to March 1999, Mr. Powers served as Executive Vice President and Chief Financial Officer of CardioGenesis Corporation, a medical device company. From January 1981 to August 1995, Mr. Powers held a number of senior management positions at Syntex Corporation, a biopharmaceutical company, including Senior Vice President and Chief Financial Officer. Mr. Powers holds a B.S. degree in Accounting from Canisius College and an M.B.A. degree from the University of Rochester, New York.

Jeffrey Purvin has been a director since August 2006.  Since November 2006, Mr. Purvin has been chairman, president and chief executive officer of Calibra Medical, Inc. (formerly Seattle Medical Technologies, Inc.), a privately held medical company developing therapies for the treatment of diabetes. Mr. Purvin was the chairman and chief executive officer of Metrika, Inc., a privately held manufacturer and marketer of multi-use disposable diabetes monitoring products, from November 2004 until July 2006, when the company was sold to the Bayer Group. Prior to Metrika, Mr. Purvin was president of the Interventional Products Division of Datascope Corporation, a diversified medical device company, from April 2001 until October 2004. Before Datascope, Mr. Purvin spent more than 20 years at GlaxoSmithKline, where he concluded his service as vice president, general manager. Mr. Purvin earned his M.B.A. in marketing at The Wharton School, University of Pennsylvania and his BA in psychology from Brown University.

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

Risks Related to Our Business

We are dependent upon the success of our current products, and we have U.S. regulatory clearance for our C-Port and PAS-Port systems only. We cannot be certain that any of our other products will receive regulatory clearance or approval or that any of our products, including the C-Port and PAS-Port systems, will be successfully commercialized in the United States. If we are unable to successfully commercialize our products in the United States, or experience significant delays in doing so, our ability to generate revenue will be significantly delayed or halted, and our business will be harmed.

We have expended significant time, money and effort in the development of our current products, the C-Port systems and the PAS-Port system. We have received regulatory clearance for the commercial sale of, and currently sell, our C-Port systems in the United States and in the European Union and our PAS-Port system in the United

States, European Union and Japan, we do not have clearance or approval in the United States for later generations of the C-Port systems or any other product. While we believe most of our revenue in the near future will continue to be derived from the sales and distribution of the C-Port systems, we anticipate that our ability to increase our revenue in the longer term will depend on the commercialization of the PAS-Port system in the U.S and elsewhere.

Additionally, a prior automated proximal anastomosis device was introduced by another manufacturer in the United States in 2002. The FDA received reports of apparently device-related adverse events, and in 2004, the device was voluntarily withdrawn from the market by the manufacturer. Moreover, physicians who have experience with or knowledge of prior anastomosis devices may be predisposed against using our C-Port or PAS-Port systems, which could limit our ability to commercialize them if they are approved by the FDA. If we fail to achieve market adoption, our business, financial condition and results of operations would be materially harmed.

If we are not successful in commercializing our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006), our C-Port Flex A in April 2007 and our C-Port X-CHANGE in December 2007, but sales may not meet our expectations. We have not commenced U.S. sales of our PAS-Port system.

Our PAS-Port and C-Port systems, as well as our other and future products, may still face future development and regulatory difficulties.

Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. Any of our other products, including future generations of the C-Port systems, may either not obtain regulatory approvals required for marketing or may face these types of restrictions or requirements. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:

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

Our manufacturing facilities, and those of our suppliers, must comply with applicable regulatory requirements. Failure to obtain or maintain regulatory approval of our manufacturing facilities would harm our business and our results of operations.

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

Additionally, our manufacturing processes and, in some cases, those of our suppliers are required to comply with FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our devices and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

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

We are in the beginning stages of building a sales and marketing organization, and we have limited experience as a company in the sales, marketing and distribution of our products. Century is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must continue to develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. To the extent that we enter into arrangements with third parties to perform sales and marketing services, our product sales may be lower than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

We have limited data regarding the safety and efficacy of the PAS-Port and C-Port systems, have only recently commenced U.S. commercialization of our C-Port systems and have not commenced U.S. commercialization of our PAS-Port system. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our devices are adopted.

The C-Port and PAS-Port systems are innovative products, and our success depends upon their acceptance by the medical community as safe and effective. An important factor upon which the efficacy of the C-Port and PAS-

Port systems will be measured is long-term data regarding the duration of patency, or openness, of the artery or the graft vessel. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in cardiac bypass surgery, and the results of short-term clinical experience of the C-Port and PAS-Port systems do not necessarily predict long-term clinical benefit. We believe that physicians will compare long-term patency for the C-Port and PAS-Port devices against alternative procedures, such as hand-sewn anastomoses. If the long-term rates of patency do not meet physicians’ expectations, or if physicians find our devices unsafe, the C-Port and PAS-Port systems may not become widely adopted and physicians may recommend alternative treatments for their patients. In addition, we have recently commenced U.S. commercialization of our C-Port systems. Any adverse experiences of physicians using the C-Port systems, or adverse outcomes to patients, may deter physicians from using our products and negatively impact product adoption.

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

We cannot assure you that our products will gain any significant degree of market acceptance among physicians or patients, even if necessary regulatory and reimbursement approvals are obtained. We believe that recommendations by physicians will be essential for market acceptance of our products; however, we cannot assure you that any recommendations will be obtained. Physicians will not recommend our products unless they conclude, based on clinical data and other factors, that the products represent a safe and acceptable alternative to other available options. In particular, physicians may elect not to recommend using our products in surgical procedures until such time, if ever, as we successfully demonstrate with long-term data that our products result in patency rates comparable to or better than those achieved with hand-sewn anastomoses, and we resolve any technical limitations that may arise.

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

Our clinical trial costs will increase if we have material delays in our clinical trials or if we need to perform more or larger clinical trials than planned. Adverse events during a clinical trial could cause us to repeat a trial, terminate a trial or cancel an entire program.

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

Because one customer accounts for a substantial portion of our product sales, the loss of this significant customer would cause a substantial decline in our revenue.

We derive a substantial portion of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For fiscal years 2008 and 2007, sales to Century accounted for approximately 20% and 42%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

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

Cardiovascular diseases may also be treated by other methods that do not require anastomoses, including, interventional techniques such as balloon angioplasty with or without the use of stents, pharmaceuticals, atherectomy catheters and lasers. Several of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for cardiovascular disease, such as drugs, or future innovations in cardiac surgery techniques could make other methods of treating these diseases more effective or lower cost than bypass procedures. For example, the number of bypass procedures in the United States and other major markets has declined in recent years and is expected to decline in the years ahead because competing treatments are, in many cases, far less invasive and provide acceptable clinical outcomes. Many companies working on treatments that do not require anastomoses may have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than we have. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, clinical trials, obtaining regulatory clearance or approval and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any that we are developing or that would render our product candidates obsolete and noncompetitive. Our competitors may succeed in obtaining clearance or approval from the FDA and foreign regulatory authorities for their products sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

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

To date, our manufacturing activities have consisted primarily of producing moderate quantities of our products for use in clinical studies and for commercial sales in Japan, Europe and the United States. Production in increased commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing larger commercial quantities, including:

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

As of June 30, 2008, we had 86 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than ours or that would render our technology and products obsolete or noncompetitive. Additionally, new, less invasive surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use our products. Accordingly, our success will depend in part upon our ability to respond quickly to medical and technological changes through the development and introduction of new products. The relative speed with which we can develop products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products, gain reimbursement acceptance, and supply commercial quantities of products to the market are expected to be important competitive factors. Product development involves a high degree of risk, and we cannot assure you that our new product development efforts will result in any commercially successful products. We have experienced delays in completing the development and commercialization of our planned products, and there can be no assurance that these delays will not continue or recur in the future. Any delays could result in a loss of market acceptance and market share.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of September 2, 2008, we were not aware of any existing product liability claims.

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

To date, a substantial portion of our product sales has been attributable to sales in international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international customer and, therefore, less competitive in international markets, which could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

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

We have incurred net losses since our inception in October 1997. As of June 30, 2008, our accumulated deficit was approximately $92.2 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and the PAS-Port system in Europe in 2003 and Japan in 2004, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.

Our cost of product sales was 97% and 137% of our net product sales for fiscal years 2008 and 2007, respectively. We expect to continue to have high costs of product sales for the foreseeable future. In addition, we expect that our operating expenses will increase as we expand our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We currently lack a significant source of product sales, and we may not become or remain profitable.

Our ability to become and remain profitable depends upon our ability to generate product sales. Our ability to generate significant continuing revenue depends upon a number of factors, including:

•	achievement of U.S. regulatory clearance or approval for our additional products;

•	successful completion of ongoing clinical trials for our products; and

•	successful sales, manufacturing, marketing and distribution of our products.

For fiscal years 2008, 2007, and 2006, sales of our products and development activities generated only $7.6 million, $3.5 million and $2.1 million of revenue, respectively.

We do not anticipate that we will generate significant product sales for the foreseeable future. If we are unable to generate significant product sales, we will not become or remain profitable, and we may be unable to continue our operations.

We will need substantial additional funding and may be unable to raise capital when needed, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.

Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through June 30, 2009. Because we do not anticipate that we will generate significant product sales for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. Our future liquidity and capital requirements will depend upon, and could increase significantly as a result of, numerous factors, including:

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

As of June 30, 2008, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century that are due in June 2010. This indebtedness has and may continue to impact us by:

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

Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 27% of our outstanding common stock as of June 30, 2008. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Evolving regulation of corporate governance and public disclosure will result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The Nasdaq Stock Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure will result in increased general and administrative expenses and a diversion of management time and attention from product-generating and revenue-generating activities to compliance activities for example, in fiscal year 2008, we have had to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

•	FDA or other regulatory clearance or approval of future generations of our C-Port system or other products;

•	demand for our products;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis; and

•	our ability to obtain and protect proprietary rights.

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

We currently lease approximately 30,000 square feet in Redwood City, California. We believe that our existing facility should meet our needs for at least the next 36 months. Our facility is subject to periodic inspections by state and federal regulatory authorities.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Cardica’s stockholders, through the solicitation of proxies or otherwise, during the fiscal quarter ended June 30, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock began trading on the NASDAQ Global Market on February 3, 2006, under the symbol “CRDC”. The table below sets forth the high and low sales prices for our common stock for the periods indicated:

	High	Low

Fiscal year 2008
First Quarter ended September 30, 2007	$12.04	$5.08
Second Quarter ended December 31, 2007	$15.15	$6.50
Third Quarter ended March 31, 2008	$11.15	$5.60
Fourth Quarter ended June 30, 2008	$10.10	$6.27
Fiscal year 2007
First Quarter ended September 30, 2006	$7.95	$3.95
Second Quarter ended December 31, 2006	$9.62	$3.84
Third Quarter ended March 31, 2007	$6.10	$4.10
Fourth Quarter ended June 30, 2007	$6.45	$4.80

As of July 31, 2008, there were 99 holders of record of common stock. This number does not include the number of persons whose shares are held by a nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The information required by this Item 5 concerning our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on November 14, 2008, under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Recent Sales of Unregistered Securities

During fiscal years 2006, 2007 and 2008, we made the following sales of unregistered securities:

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

During fiscal year 2008, we did not sell any unregistered securities.

Issuer Purchases of Equity Securities

During fiscal year 2008, we did not repurchase any equity securities.

Performance Graph

The following graph compares the cumulative 28-month total return to shareholders on Cardica, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on February 3, 2006 and tracks it through June 30, 2008.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN
Among Cardica, Inc., The NASDAQ Composite Index
And The NASDAQ Medical Equipment Index

$100 invested on 2/3/06 in stock or 1/31/06 in index-including reinvestment of dividends.
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

The following selected balance sheet data as of June 30, 2008 and 2007 and the statements of operations data for each of the three fiscal years in the period ended June 30, 2008 have been derived from our audited financial statements, which are included elsewhere in this annual report. The selected balance sheet data as of June 30, 2006, 2005 and 2004 and the selected statements of operations data for the fiscal years ended June 30, 2005 and 2004 have been derived from our audited financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year Ended June 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statements of Operation Data:
Net revenue:
Product sales, net	$4,934	$2,103	$1,028	$719	$212
Development revenue	2,564	1,370	1,000	—	—
Product and royalty revenue from related-party, net	67	56	31	1,027	401
Development revenue from related-party	—	—	—	310	223

Total net revenue	7,565	3,529	2,059	2,056	836
Operating costs and expenses:
Cost of product sales (includes related-party costs of $1,180 and $1,377 in fiscal years 2005 and 2004, respectively)	4,808	2,880	2,102	2,478	2,105
Research and development	8,609	7,014	6,459	6,289	5,826
Selling, general and administrative	13,175	9,057	5,645	3,753	1,809

Total operating costs and expenses	26,592	18,951	14,206	12,520	9,740

Loss from operations	(19,027)	(15,422)	(12,147)	(10,464)	(8,904)
Interest income	926	1,113	782	305	209
Interest expense (includes related-party interest expense of $320, $897, $897 and $539 in fiscal years 2007, 2006, 2005 and 2004, respectively)	(101)	(458)	(1,047)	(1,048)	(2,001)
Other income (expense), net (includes $250 income from related-party in fiscal year 2005)	6	2	(4)	257	(14)
Gain on early retirement of notes payable to related-party	—	1,183	—	—	—

Net loss	$(18,196)	$(13,582)	$(12,416)	$(10,950)	$(10,710)

Basic and diluted net loss per common share	$(1.23)	$(1.25)	$(2.58)	$(7.82)	$(8.24)

Shares used in computing basic and diluted net loss per common share	14,844	10,878	4,817	1,401	1,299

	As of June 30,
	2008	2007	2006	2005	2004

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$23,265	$23,434	$32,080	$8,951	$17,224
Working capital	20,959	22,049	31,602	9,032	16,402
Total assets	28,250	27,324	35,158	12,146	20,231
Long-term liabilities	2,000	2,020	15,836	15,156	14,359
Convertible preferred stock	—	—	—	39,683	39,683
Total stockholders’ equity (deficit)	21,417	21,989	17,677	(43,685)	(35,430)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We design, manufacture and market proprietary automated anastomotic systems used by surgeons to perform coronary bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond closed or narrowed portions of coronary arteries, “bypassing” the occluded portion of the coronary artery that is impairing blood flow to the heart muscle. Our products provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. We currently sell our C-Port® Distal Anastomosis Systems, or C-Port systems, in the United States and Europe. The C-Port systems include the C-Port xA system which was cleared by the U.S. Food and Drug Administration, or FDA, in November 2006, the C-Port Flex A system, which was cleared by the FDA in April 2007 and the C-Port X-CHANGE system, which was cleared by the FDA in December 2007. Each of the C-Port systems is used to perform a distal anastomosis, which is the connection of a bypass graft vessel to a coronary artery downstream of the occluded portion of the coronary artery. In addition, we currently sell our PAS-Port® Proximal Anastomosis System, or the PAS-Port system, in Europe and Japan, and we received 510(k) clearance to market our PAS-Port system in the United States in September, 2008. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood.

We manufacture C-Port systems and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For fiscal year 2008, we generated net revenue of $7.6 million, including $2.6 million of development revenue from Cook, and incurred a net loss of $18.2 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the next several years as we endeavor to increase adoption of our C-Port systems and begin to market and sell our PAS-Port system in the United States. To date, our C-Port system has had limited commercial adoption. To help increase adoption of our C-Port systems in the United States and prepare for the planned U.S. commercial launch of the PAS-Port system, we have increased the size of our sales organization, which has resulted in increased expenses without significant offsetting revenue. Having received 510(k) clearance for marketing the PAS-Port system in the United States, we will need to expend additional significant amounts to launch the product in the United States, including increased sales and marketing expenses and increased manufacturing costs.

Additionally, we are developing other products (both on our own and in collaboration with Cook Incorporated, or Cook, as described below) and, unless and until those products are developed and cleared for marketing in the United States and elsewhere, we will have ongoing costs related thereto without related revenue. Our agreements with Cook provide us with opportunities for milestone and potentially royalty revenue.

Failure to successfully commercially launch our PAS-Port system in the United States and obtain broader adoption of our C-Port system will further delay potential profitability and negatively impact our financial results and financial position. In addition, we will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may need to delay, scale back or eliminate some or all of our operations, including sales and marketing activities and product development.

Agreements with Cook Incorporated

In June 2007, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the

PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities and we and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we have received payments totaling $1.7 million and $500,000 in fiscal years 2008 and 2007, respectively. We recorded as development revenue under the agreement a total of $1.2 million in fiscal year 2008 and none in fiscal year 2007. A total of $928,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2008. We are also entitled to receive from Cook up to a total of an additional $1.3 million in future payments if development milestones under the agreement are achieved. We will receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.

In December 2005 we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under the agreement, Cook funds certain development activities, and we and Cook jointly develop the device. Cook has received an exclusive, worldwide, royalty-bearing license, with the rights to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, we have received payments totaling $1.5 million, $1.8 million and $1.0 million in fiscal years 2008, 2007 and 2006, respectively. We recorded as development revenue under the agreement a total of $1.4 million, $1.4 million and $1.0 million for fiscal years 2008, 2007 and 2006, respectively. A total of $557,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2008. We will receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any. We have also received during fiscal year 2008 a payment totaling $185,000 from Cook for the initial purchase of parts to build a specific number of the Cook Vascular Closure Devices for commercial use. This amount is included in other accrued liabilities on the balance sheet as of June 30, 2008.

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

Revenue Recognition.  We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition.” SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.

We record product sales net of estimated product returns and discounts from the list prices for our products. The amounts of product returns and the discount amounts have not been material to date. We include shipping and handling costs in cost of product sales.

Revenue generated from development contracts is recognized upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses are incurred.

Inventory.  We state our inventories at the lower of cost (computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis) or market (which is determined as the lower of replacement cost or net realizable value). Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated market value. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.

Clinical Trial Accounting.  Clinical trial costs are a component of research and development expenses and include fees paid to participating hospitals and other service providers that conduct clinical trial activities with patients on our behalf and the cost of clinical trial insurance. The various costs of the trial are contractually based on the nature of the services, and we accrue the costs as the services are provided. Accrued costs are based on estimates of the work completed under the service agreements, patient enrollment and past experience with similar contracts. Our estimate of the work completed and associated costs to be accrued, includes our assessment of information received from our third-party service providers and the overall status of our clinical trial activities. If we have incomplete or inaccurate information, we may underestimate costs associated with various trials at a given point in time. Although our experience in estimating these costs is limited, the difference between accrued expenses based on our estimates and actual expenses have not been material to date.

Stock-Based Compensation.  During fiscal year 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to the adoption of SFAS No. 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations . We adopted SFAS No. 123R applying the “prospective method” under which we will continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, we will continue to apply APB No. 25 in future periods to equity awards outstanding at the date we adopted SFAS No. 123R.

The expected term of options granted under SFAS No. 123R is determined using the “simplified” method allowed by SAB No. 107, as extended by SAB No. 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company is a newly public entity with limited historical data on volatility of its stock, the expected volatility used in fiscal years 2008, 2007 and 2006 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We recognize stock-based compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded stock-based compensation expense of $1.4 million, or $0.09 per share, $561,000, or $0.05 per share and $392,000, or $0.08 per share for fiscal years 2008, 2007 and 2006, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.2 million at June 30, 2008 and is expected to be recognized over a weighted average period of 2.7 years.

Prior to the adoption of SFAS No. 123R, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. We recorded deferred stock-based compensation, net of cancellations due to terminated employees, of $1.0 million in fiscal year 2006, in accordance with APB No. 25, and will amortize this amount on a straight-line basis over the related vesting period of the options. We recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $307,000, $353,000 and $442,000 for fiscal years 2008, 2007 and 2006, respectively. The total unamortized deferred stock compensation recorded for all option grants through June 30, 2008 is expected to be amortized as follows: $263,000 in fiscal year 2009 and $19,000 in fiscal year 2010.

Stock compensation arrangements to non-employees are accounted for in accordance with Emerging Issues Task Force, or EITF, No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, using a fair value approach. The compensation costs of these options and warrants granted to non-employees, including lenders and consultants, are re-measured over the vesting terms as earned, and the resulting value is recognized as an expense over the period the services are received or the term of the related financing.

Results of Operations

Comparison of Fiscal Years ended June 30, 2008 and 2007

Net revenue.  Net revenue increased $4.1 million, or 114%, to $7.6 million in fiscal year 2008 compared to $3.5 million in fiscal year 2007.

Net product sales increased $2.8 million, or 135%, to $4.9 million in fiscal year 2008 from $2.1 million in fiscal year 2007. The net increase in product sales in fiscal year 2008 compared to fiscal year 2007 was primarily attributable to increased unit sales in the United States of C-Port Flex A and C-Port xA systems and initial sales of the C-Port X-CHANGE system as well as increased unit sales to Japan of the PAS-Port system. Also contributing to the increase of product sales in fiscal year 2008 were the higher average selling prices of the C-Port Flex A and C-Port X-CHANGE systems sold during the period when compared to the average selling price of the C-Port xA system. Net product sales in fiscal year 2007 included only 3 months of C-Port Flex A system sales as this product received FDA clearance in March 2007 and no sales of the C-Port X-CHANGE system as this system was introduced in the third fiscal quarter of fiscal year 2008.

Development revenue for fiscal year 2008 totaling $2.6 million was comprised of $1.2 million for development activities for the PFO device under a development agreement with Cook that we entered into in June 2007, and $1.4 million for development activities for the Cook Vascular Closure Device under a separate development agreement with Cook. Development revenue of $1.4 million in fiscal year 2007 was for development activities related to the Cook Vascular Closure Device.

Related party royalty revenue was $67,000 and $56,000 in fiscal years 2008 and 2007, respectively.

Cost of product sales.  Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased $1.9 million, or 67%, to $4.8 million in fiscal year 2008 from $2.9 million in fiscal year 2007.

The increase in cost of product sales in fiscal year 2008 compared to fiscal year 2007 was primarily attributable to increased unit sales of all of our products worldwide, due primarily to increased adoption of C-Port systems in the United States and lower production scrap and write offs of obsolete C-Port systems of $381,000, offset in part by higher warranty expenses of $137,000.

Our cost of product sales was 97% and 137% of our net product sales in fiscal years 2008 and 2007, respectively. We expect high cost of product sales to continue for the foreseeable future.

Research and development expense.  Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expense increased $1.6 million, or 23%, to $8.6 million in fiscal year 2008 from $7.0 million in fiscal year 2007.

The net increase in research and development expense in fiscal year 2008 compared to fiscal year 2007 was attributable to an increase in salaries and benefits of $954,000 due primarily to a net increase in the number of personnel, increased prototype project materials for the C-Port xV and Cook projects of $531,000, higher non-cash stock-based compensation expenses of $476,000 and higher molds and tooling expenses in development of the

Cook projects of $243,000, offset in part by decreased net facility related charges as a result of increased manufacturing activities for the C-Port systems of $163,000 and lower travel expenses of $178,000 as the PAS-Port clinical trial was completed during the period.

We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical trials, continue to enhance our existing product lines and begin to develop new applications of our technology.

Selling, general and administrative expense.  Selling, general and administrative expense consists primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expense increased $4.1 million, or 45%, to $13.2 million in fiscal year 2008 from $9.1 million in fiscal year 2007.

The net increase in selling, general and administrative expense in fiscal year 2008 compared to fiscal year 2007 was attributable to increased salaries and benefits of $1.6 million and travel expenses of $604,000 primarily the result of expanding our field sales force in the United States to sell the C-Port systems, a charge of $425,000 upon the issuance of our common stock to settle a patent infringement lawsuit, higher accounting and auditing fees of $301,000 primarily related to compliance with Sarbanes-Oxley internal control reporting requirements, higher non-cash stock-based compensation expenses of $262,000 and increased demonstration unit expense of $243,000 for the training of physicians.

We expect selling, general and administrative expense to increase as we expand our sales and marketing efforts and continue to address the requirements of being a public company.

Interest income.  Interest income decreased $187,000, or 17%, to $926,000 for fiscal year 2008 from $1.1 million for fiscal year 2007. The decrease in interest income in fiscal year 2008 was primarily attributable to lower average investment balances and lower overall market interest rates for the fiscal year.

Interest expense.  Interest expense decreased $357,000, or 78%, to $101,000 for fiscal year 2008 from $458,000 in fiscal year 2007. The decrease in interest expense in fiscal year 2008 was the result of lower average debt balances during the period as a result of the early retirement of $10.3 million of related party debt in November 2006.

Gain on early retirement of notes payable to related party.  Gain on early retirement of notes payable to related-party of $1.2 million in fiscal year 2007 resulted from the difference between our common stock price of $4.00 per share on the delivery date of the 1,432,550 shares of common stock issued to Guidant Investment and the conversion price of $5.00 per share used in connection with the conversion of outstanding notes in the aggregate principal amount of $7.2 million offset in part by $250,000 of advisory expense paid in connection with the transaction.

Comparison of Fiscal Years ended June 30, 2007 and 2006

Net revenue.  Net revenue increased $1.4 million, or 71%, to $3.5 million in fiscal year 2007 compared to $2.1 million in fiscal year 2006. Net product sales increased $1.1 million, or 105%, to $2.1 million in fiscal year 2007 from $1.0 million in fiscal year 2006. The net increase in product sales in fiscal year 2007 compared to fiscal year 2006 was primarily attributable to sales of the C-Port and C-Port xA systems in the United States for more months of the fiscal year. The C-Port system received FDA clearance in November 2005 and the C-Port xA received FDA clearance in November 2006. Development revenue of $1.4 million and $1.0 million in fiscal year 2007 and 2006, respectively, related to increasing development activities for the Cook Vascular Closure Device project under the Cook development and collaboration agreement.

Related party royalty revenue was $56,000 and $24,000 in fiscal years 2007 and 2006, respectively. The increase in fiscal year 2007 was a result of royalty revenue received for the full fiscal year compared to only six months in fiscal year 2006. Product sales from related party was none in fiscal year 2007 compared to $7,000 in fiscal year 2006.

Cost of product sales.  Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased $778,000, or 37%, to $2.9 million in fiscal year 2007 from $2.1 million in fiscal year 2006.

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

Our cost of product sales was 137% and 203% of our net product sales in fiscal years 2007 and 2006, respectively.

Research and development expense.  Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expense increased $555,000, or 9%, to $7.0 million in fiscal year 2007 from $6.5 million in fiscal year 2006. The net increase in expenses in fiscal year 2007 was attributable to an increase of $1.0 million in clinical trial costs for the PAS-Port system in the United States and Europe and increased travel expenses primarily in support of the clinical trial efforts, offset in part by decreased net facility related charges as a result of increased manufacturing activities for the C-Port systems and facility allocated expenses of $738,000 and lower non-cash stock-based compensation charges of $284,000.

Selling, general and administrative expense.  Selling, general and administrative expense consists primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expense increased $3.5 million, or 60%, to $9.1 million in fiscal year 2007 from $5.6 million in fiscal year 2006. The net increase of expenses in fiscal year 2007 compared to fiscal year 2006 was attributable to increased salaries and benefits of $1.9 million and travel expenses of $405,000 primarily the result of hiring a field sales force in the United States to sell the C-Port systems, increased public company expenses of $494,000 given that we were a public company for the full fiscal year compared to five months in fiscal year 2006, increased demonstration units of $274,000 and higher legal expenses of $110,000 primarily resulting from patent infringement litigation, offset in part by lower non-cash stock-based compensation expenses of $290,000.

During fiscal year 2006, we recorded a total of $674,000 in non-cash stock-based compensation expense related to loans we had previously made to three directors, each of whom is or was also an officer, to purchase shares of our common stock with promissory notes. This non-cash compensation expense was calculated by multiplying the difference between the option exercise price and the fair market value of our common stock at the end of each reporting period, by the number of vested shares purchased with promissory notes. These loans were repaid with common stock in October 2005, and there was no additional stock-based compensation expense for these loans after October 2005.

Interest income.  Interest income increased $331,000, or 42%, to $1.1 million for fiscal year 2007 from $782,000 for fiscal year 2006. The increase in interest income in fiscal year 2007 was primarily attributable to higher average investment balances for the full fiscal year as a result of funds received from our initial public offering completed in February 2006 and higher overall market interest rates for the period.

Interest expense.  Interest expense decreased $589,000, or 56%, to $458,000 for fiscal year 2007 from $1.0 million in fiscal year 2006. The decrease in interest expense in fiscal year 2007 was the result of lower average debt balances during the period as a result of the early retirement of $10.3 million of related party debt in November 2006.

Gain on early retirement of notes payable to related-party.  Gain on early retirement of notes payable to related party of $1.2 million in fiscal year 2007 resulted from the difference between our common stock price of $4.00 per share on the delivery date of the 1,432,550 shares of common stock issued to Guidant Investment and the conversion price of $5.00 per share used in connection with the conversion of outstanding notes in the aggregate principal amount of $7.2 million offset in part by $250,000 of advisory expense paid in connection with the transaction.

Income Taxes

Due to uncertainty surrounding the realization of our deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2008 and 2007 to reflect these uncertainties.

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 48, “Accounting for Uncertainty in Income Taxes on July 1, 2007. As a result, upon the implementation of FIN 48, we recognized no liabilities for unrecognized income tax benefits. In addition, we recognized no material adjustment for the cumulative effect of adoption. At June 30, 2008, we had unrecognized tax benefits of $639,000, all of which would not currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance.

As of June 30, 2008, we had net operating loss carry-forwards to reduce future taxable income, if any, of approximately $80.4 million for federal income tax purposes and $58.9 million available to reduce future taxable income, if any, for state income taxes. The net operating loss carry-forwards begin to expire in 2013. We also had federal and state research and development credit carry-forwards of approximately $1.2 million and $1.3 million, respectively, at June 30, 2008. The federal credits will expire starting in 2019 if not utilized. The state credit carry-forwards have an unlimited carry-forward period. We completed a study of our tax attributes through June 30, 2008 under Section 382 of the Internal Revenue Code of 1986 which resulted in significant limitations of net operating loss and credit carry-forwards prior to utilization. The reductions are reflected in the carry-forward amounts discussed above.

Liquidity and Capital Resources

As of June 30, 2008, our accumulated deficit was $92.2 million and we had cash, cash equivalents and short-term investments of $23.3 million and total long-term debt of $2.0 million. We currently invest our cash and cash equivalents in money market funds and debt instruments of the U.S. government, its agencies and high-quality corporate issuers. We place our short-term investments primarily in corporate debt securities and debt instruments of the U.S. Government and its agencies. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock.

In November 2007, we received approximately $11.5 million in net proceeds from the sale of 1,500,000 shares of our common stock in a public offering. In December 2007, we received approximately $3.8 million in net proceeds from the sale of an additional 481,170 shares of our common stock upon exercise of the over-allotment option.

The following table discloses aggregate information, as of June 30, 2008, about our contractual obligations and the periods in which payments are due.

		Less Than	1-3	More Than
Contractual Obligations	Total	1 Year	Years	3 Years
		(In thousands)

Operating lease — real estate	$2,572	$746	$1,682	$144
Notes payable, including interest	2,253	117	2,136	—

Total	$4,825	$863	$3,818	$144

The long-term commitments under operating leases shown above consist of payments related to our real estate leases for our headquarters in Redwood City, California expiring in August 2011.

The notes payable were originally issued in connection with our Japan Distribution Agreement with Century Medical, Inc. in June 2003. We extended the distribution agreement and restructured the $3.0 million note payable in March 2007, whereby $1.0 million of the note payable was paid in April 2007 and the remaining $2.0 million is due in June 2010. The notes bear interest at 5% per annum through June 2008 and then increase to 6% per annum until maturity in June 2010. All interest due is payable quarterly. The holder of the notes has a continuing security interest in all of our personal property and assets, including intellectual property. There are no covenants associated with this debt.

As of June 30, 2008, we had entered into letters of credit totaling $500,000 securing our operating lease. A certificate of deposit in the amount of $500,000 has been recorded as restricted cash at June 30, 2008 and 2007 related to these letters of credit.

Summary cash flow data is as follows:

	Fiscal Year Ended June 30,
	2008	2007	2006
	(In thousands)

Net cash used in operating activities	$(14,222)	$(14,952)	$(8,997)
Net cash (used in) provided by investing activities	(6,613)	18,291	(21,593)
Net cash provided by financing activities	15,517	7,098	32,741

Guidant Investment was our largest investor until November 2007, having invested an aggregate of approximately $14.0 million in our preferred stock in June 2002 and August 2003. Additionally, in August 2003, Guidant extended to us a line of credit for $10.3 million. We have drawn down this line of credit, and as of June 30, 2006, we had long-term notes payable, or Notes, of $10.3 million and accrued interest payable of $2.3 million outstanding to Guidant Investment. The Notes bore interest at 8.75% per annum and would have matured in August 2008. In November 2006, we entered into a note conversion agreement with Guidant Investment pursuant to which Guidant Investment converted $7.2 million of the outstanding principal amount under the Notes into an aggregate of 1,432,550 shares of our common stock at a conversion price of $5.00 per share. The remaining principal balance of $3.1 million along with accrued interest of approximately $2.7 million was paid in cash to Guidant Investment in full satisfaction of all amounts owing under the Notes, and the Notes were cancelled. The closing market price of the common stock on the delivery date was $4.00 per share, resulting in a gain on early retirement of the notes payable of $1.2 million which has been recorded in the statement of operations for fiscal year 2007.

Net cash used in operating activities for fiscal years 2008, 2007 and 2006 was $14.2 million, $15.0 million and $9.0 million, respectively. Our net use of cash for fiscal year 2008 was primarily attributable to our net loss, adjusted for non-cash stock-based compensation charges of $1.7 million, approximately $425,000 of our common stock issued for settlement of a patent litigation and $944,000 of depreciation and amortization, higher accounts receivable of $433,000 as a result of increased sales of our products in the United States and increased inventories of $164,000, offset in part by increases in accounts payable and accrued compensation totaling $1.1 million and an increase in deferred development revenue of $603,000 due to cash received from Cook. Our net use of cash for fiscal year 2007 was primarily attributable to our net loss, adjusted for non-cash stock-based compensation charges of $954,000 and $763,000 of depreciation and amortization, a payment made to Guidant Investment (a related-party) of interest payable of $2.3 million, a $1.4 million gain on early retirement of notes payable to Guidant Investment and an increase in inventories of $797,000 to support increased product sales, offset in part by $882,000 of deferred development revenue from Cook. Our net use of cash for fiscal year 2006 was attributable to our net loss adjusted for non-cash stock-based compensation charges of $1.5 million, offset in part by an increase accounts payable and other accrued liabilities of $596,000 reflecting higher trade payables for our operations and $897,000 of interest payable on the note to Guidant Investment.

Net cash used in investing activities was $6.6 million for fiscal year 2008, resulting from net purchases of available-for-sale investments of $5.2 million due to excess cash resources received from the sale of our common stock in November and December 2007, and $1.5 million used to purchase property and equipment. Net cash provided by investing activities was $18.3 million for fiscal year 2007, resulting from net sales and maturities of short-term investments of $19.1 million required to fund our operating loss in fiscal year 2007 offset in part by $837,000 used to purchase property and equipment. Net cash used in investing activities was $21.6 million for fiscal year 2006, resulting from net purchases of available-for-sale investments of $21.1 million due to higher cash balances as a result of our initial public offering completed in February 2006 and $574,000 used to purchase property and equipment.

Net cash provided by financing activities of $15.5 million for fiscal 2008 was primarily due to net proceeds received from sales of our common stock in November and December 2007. Net cash provided by financing activities of $7.1 million for fiscal year 2007 was primarily due to net proceeds of $10.9 million received from the sale of common stock in June 2007 offset in part by debt payments made to Guidant Investment of $3.1 million and

CMI of $1.0 million during the period. Net cash provided by financing activities of $32.7 million in fiscal year 2006 was primarily attributable to cash received of $32.6 million from our initial public offering completed in February 2006.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for us as of July 1, 2008. We do not expect this statement to have any impact upon our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. We are currently evaluating the impact this statement will have on our financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including corporate debt securities and debt instruments of the U.S. Government and its agencies. Due to the short-term nature of these instruments, a 1% movement in market interest rates would not have a significant impact on the total value of our portfolio as of June 30, 2008.

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

As of June 30, 2008, the principal amounts, fair values and related weighted average interest rates of our investments in debt securities classified as marketable securities available-for-sale were as follows (in thousands):

	Duration
	Less Than 1 Year	1 to 2 Years	Total

Principal amount	$14,054	$—	$14,054
Fair value	$14,044	$—	$14,044
Average interest rate	2.5%	—	2.5%

Additionally, as of June 30, 2008, we had $2 million of notes payable to Century. The notes are due in June 2010 and bear interest at 6% per annum.

ITEM 8.	Financial Statements and Supplementary Data

The following tables set forth selected unaudited quarterly statement of operations data for the eight most recent quarters. The information for each of these quarters has been prepared on the same basis as the audited financial statements included in this report and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited financial statements and the related notes included in this report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

Quarterly Financial Data

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)

Fiscal year 2008:
Total net revenue	$1,349	$1,694	$1,707	$2,815
Gross profit (loss) on product sales	13	84	(183)	212
Net loss	(3,659)	(4,167)	(5,543)	(4,827)

Basic and diluted net loss per common share	(0.27)	(0.29)	(0.35)	(0.31)

Shares used in computing basic and diluted net loss per common share	13,604	14,471	15,620	15,682

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)

Fiscal year 2007:
Total net revenue	$471	$928	$1,125	$1,005
Gross loss on product sales	(221)	(468)	(41)	(47)
Gain on early retirement of notes payable to related-party	—	1,183	—	—
Net loss	(3,641)	(2,471)	(3,459)	(4,011)

Basic and diluted net loss per common share	(0.37)	(0.23)	(0.31)	(0.34)

Shares used in computing basic and diluted net loss per common share	9,778	10,642	11,265	11,826

See Item 15, below, for our audited financial statements.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Management’s Report on Internal Control over Financial Reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2008. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2008. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting was effective based on these criteria.

In making their assessment of our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework

Our internal control over financial reporting as of June 30, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, which is included below.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our principal executive officer and principal financial officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met. We continue to implement, improve and refine our disclosure controls and procedures and our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardica, Inc.

We have audited Cardica, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cardica, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cardica, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Cardica, Inc. as of June 30, 2008 and 2007, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2008 of Cardica, Inc. and our report dated September 5, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
September 5, 2008

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

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

All additional information required by this item is included elsewhere in this Annual Report on Form 10-K or incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of our Stockholders referred to herein as the Proxy Statement, which is expected to be filed not later than 120 days after the end of our Fiscal year ended June 30, 2008, under the captions “Proposal 1 — Election of Directors”, “Information Regarding Committees of the Board of Directors”, and the “Section 16(a) Beneficial Ownership Reporting Compliance”.

ITEM 11.	Executive Compensation

The information required by this item will be set forth in the Proxy Statement under the caption “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” and is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in the Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors” and is incorporated herein by reference.

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

1. Financial Statements

Cardica, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardica, Inc.

We have audited the accompanying balance sheets of Cardica, Inc. as of June 30, 2008 and 2007, and the related statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardica, Inc. at June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in the fiscal year ended June 30, 2006, Cardica, Inc. changed its method of accounting for stock-based compensation in accordance with guidance provided in Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cardica, Inc.’s internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 5, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Palo Alto, California
September 5, 2008

Cardica, Inc.

BALANCE SHEETS

	June 30,
	2008	2007
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$9,221	$14,539
Short-term investments	14,044	8,895
Accounts receivable	716	283
Inventories	1,393	1,229
Prepaid expenses and other current assets	418	418

Total current assets	25,792	25,364
Property and equipment, net	1,948	1,450
Restricted cash	510	510

Total assets	$28,250	$27,324

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,200	$758
Accrued compensation	1,011	516
Other accrued liabilities	1,117	926
Current portion of leasehold improvement obligation	11	122
Deferred development revenue	1,485	882
Deferred rent	9	111

Total current liabilities	4,833	3,315
Deferred rent	—	9
Note payable	2,000	2,000
Leasehold improvement obligation	—	11
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and 2007	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,784,655 and 13,606,333 shares issued and outstanding at June 30, 2008 and 2007, respectively	16	14
Additional paid-in capital	114,494	97,171
Treasury stock at cost (66,227 shares at June 30, 2008 and 2007)	(596)	(596)
Deferred stock-based compensation	(282)	(591)
Accumulated other comprehensive loss	(12)	(2)
Accumulated deficit	(92,203)	(74,007)

Total stockholders’ equity	21,417	21,989

Total liabilities and stockholders’ equity	$28,250	$27,324

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2008	2007	2006
	(In thousands, except per share data)

Net revenue:
Product sales, net	$4,934	$2,103	$1,028
Development revenue	2,564	1,370	1,000
Product and royalty revenue from related party, net	67	56	31

Total net revenue	7,565	3,529	2,059
Operating costs and expenses:
Cost of product sales	4,808	2,880	2,102
Research and development	8,609	7,014	6,459
Selling, general and administrative	13,175	9,057	5,645

Total operating costs and expenses	26,592	18,951	14,206

Loss from operations	(19,027)	(15,422)	(12,147)
Interest income	926	1,113	782
Interest expense (includes related-party interest expense of $320 and $897 in fiscal years 2007 and 2006, respectively)	(101)	(458)	(1,047)
Other income (expense), net	6	2	(4)
Gain on early retirement of notes payable to related-party	—	1,183	—

Net loss	$(18,196)	$(13,582)	$(12,416)

Basic and diluted net loss per common share	$(1.23)	$(1.25)	$(2.58)

Shares used in computing basic and diluted net loss per common share	14,844	10,878	4,817

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS of CONVERTIBLE PREFERRED STOCK and STOCKHOLDERS’ EQUITY (DEFICIT)

									Receivable
							Deferred	Notes	from	Accumulated		Total
					Additional		Stock-	Receivable	Stock	Other		Stockholders’
	Convertible Preferred Stock		Common Stock		Paid-in	Treasury	Based	from	Option	Comprehensive	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stock	Compensation	Stockholders	Exercises	Loss	Deficit	(Deficit)
					(In thousands, except share data)
Balance at June 30, 2005	4,259,328	$39,683	1,748,960	$2	$5,202	$—	$(431)	$(449)	$—	$—	$(48,009)	$(43,685)
Issuance of common stock upon exercise of stock options for promissory note	—	—	—	—	7	—	—	(7)	—	—	—	—
Issuance of common stock upon exercise of employee stock options for cash	—	—	135,057	—	237	—	—	—	(79)	—	—	158
Repurchase of common stock	—	—	(4,618)	—	(6)	—	—	—	—	—	—	(6)
Stock-based compensation expense related to accounting of certain employee stock options	—	—	—	—	583	—	—	—	—	—	—	583
Issuance of stock options to non- employees for services	—	—	—	—	55	—	—	—	—	—	—	55
Conversion of preferred stock to common stock	(5,112)	(25)	5,112	—	25	—	—	—	—	—	—	25
Repayment of stockholders’ notes with common stock	—	—	(66,227)	—	—	(596)	—	456	—	—	—	(140)
Issuance of common stock to preferred stockholders in connection with the automatic conversion upon the initial public offering	(4,254,216)	(39,658)	4,254,216	4	39,654	—	—	—	—	—	—	39,658
Issuance of common stock upon Initial public offering, net of offering expenses	—	—	3,700,000	4	32,585	—	—	—	—	—	—	32,589
Issuance of common stock to a director for services	—	—	3,333	—	30	—	—	—	—	—	—	30
Issuance of restricted stock award	—	—	20,000	—	—	—	—	—	—	—	—	—
Stock-based compensation expense accounted for under FAS 123(R)	—	—	—	—	392	—	—	—	—	—	—	392
Early exercise of stock options no longer subject to repurchase	—	—	—	—	39	—	—	—	—	—	—	39
Deferred stock-based compensation, net of forfeitures	—	—	—	—	1,040	—	(1,040)	—	—	—	—	—
Amortization of deferred stock- based compensation	—	—	—	—	—	—	442	—	—	—	—	442
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(12,416)	(12,416)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(47)	—	(47)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(12,463)

Balance at June 30, 2006	—	—	9,795,833	10	79,843	(596)	(1,029)	—	(79)	(47)	(60,425)	17,677
Issuance of common stock upon exercise of employee stock options for cash	—	—	76,613	—	161	—	—	—	—	—	—	161
Discount received on initial public offering expenses	—	—	—	—	(38)	—	—	—	—	—	—	(38)
Issuance of common stock upon exercise of stock options for promissory note	—	—	—	—	18	—	—	—	—	—	—	18
Payment of receivable from stockholder	—	—	—	—	—	—	—	—	79	—	—	79
Common stock issued to related- party for cancellation of note payable	—	—	1,432,550	2	5,727	—	—	—	—	—	—	5,729
Sale of common stock, net of financing costs of $932	—	—	2,301,337	2	10,942	—	—	—	—	—	—	10,944
Issuance of stock options to non- employees for services	—	—	—	—	3	—	—	—	—	—	—	3
Issuance of stock options to employees for services	—	—	—	—	38	—	—	—	—	—	—	38
Stock-based compensation expense accounted for under FAS 123(R)	—	—	—	—	561	—	—	—	—	—	—	561
Early exercise of stock options no longer subject to repurchase	—	—	—	—	1	—	—	—	—	—	—	1
Reversal of deferred stock-based compensation for terminated employees	—	—	—	—	(85)	—	85	—	—	—	—	—
Amortization of deferred stock- based compensation	—	—	—	—	—	—	353	—	—	—	—	353
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(13,582)	(13,582)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	45	—	45

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(13,537)

Balance at June 30, 2007	—	—	13,606,333	14	97,171	(596)	(591)	—	—	(2)	(74,007)	21,989
Issuance of common stock upon exercise of employee stock options for cash	—	—	77,036	—	167	—	—	—	—	—	—	167
Sale of common stock, net of financing costs of $1,481	—	—	1,981,170	2	15,348	—	—	—	—	—	—	15,350
Issuance of stock options to non- employees for services	—	—	—	—	10	—	—	—	—	—	—	10
Issuance of common stock for settlement of patent litigation	—	—	60,000	—	425	—	—	—	—	—	—	425
Issuance of shares pursuant to net exercise of warrants	—	—	7,666	—	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	—	—	52,450	—	—	—	—	—	—	—	—	—
Stock-based compensation expense accounted for under FAS 123(R)	—	—	—	—	1,365	—	—	—	—	—	—	1,365
Early exercise of stock options no longer subject to repurchase	—	—	—	—	10	—	—	—	—	—	—	10
Reversal of deferred stock-based compensation for terminated employees	—	—	—	—	(2)	—	2	—	—	—	—	—
Amortization of deferred stock- based compensation	—	—	—	—	—	—	307	—	—	—	—	307
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	(18,196)	(18,196)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	(10)	—	(10)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	(18,206)

Balance at June 30, 2008	—	$—	15,784,655	$16	$114,494	$(596)	$(282)	$—	$—	$(12)	(92,203)	$21,417

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2008	2007	2006
	(In thousands)

Operating activities:
Net loss	$(18,196)	$(13,582)	$(12,416)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	944	763	750
Loss on disposal of property and equipment	12	25	28
Amortization of deferred stock-based compensation expense	307	353	442
Issuance of common stock to settle intellectual property litigation	425	—	—
Gain on early retirement of notes payable to related party	—	(1,433)	—
Stock-based compensation on grants of stock options to non-employees	10	2	45
Stock-based compensation related to issuance of stock to a director for services	—	—	30
Stock-based compensation on grants of stock options to employees	1,365	599	1,006
Changes in assets and liabilities:
Accounts receivable	(433)	(119)	(60)
Accounts receivable from related party	—	—	5
Prepaid expenses and other current assets	—	153	(226)
Inventories	(164)	(797)	94
Interest receivable from shareholders	—	—	(3)
Accounts payable and other accrued liabilities	643	470	4 93
Accrued compensation	495	280	103
Deferred rent	(111)	(93)	(63)
Deferred development revenue	603	882	—
Leasehold improvement obligation	(122)	(122)	(122)
Interest payable to related party	—	(2,333)	897

Net cash used in operating activities	(14,222)	(14,952)	(8,997)
Investing activities:
Purchases of property and equipment	(1,454)	(837)	(574)
Proceeds from sale of equipment	—	—	6
Purchases of short-term investments	(45,981)	(17,172)	(32,635)
Proceeds from maturities of short-term investments	40,822	36,300	11,610

Net cash (used in) provided by investing activities	(6,613)	18,291	(21,593)
Financing activities:
Proceeds from sales of common stock, net of issuance costs	15,350	10,945	32,589
Payment of notes payable to related-party	—	(3,087)	—
Payment of note payable	—	(1,000)	—
Proceeds from issuance of common stock pursuant to the exercise of stock options	167	161	158
Proceeds from payment of receivable from stock option exercises	—	79	—
Repurchase of common stock	—	—	(6)

Net cash provided by financing activities	15,517	7,098	32,741

Net increase (decrease) in cash and cash equivalents	(5,318)	10,437	2,151
Cash and cash equivalents at beginning of period	14,539	4,102	1,951

Cash and cash equivalents at end of period	$9,221	$14,539	$4,102

Supplemental disclosure of cash flow information:
Cash paid for interest (related party of $2,652 in fiscal year 2007)	$101	$2,799	$150

Supplemental disclosure of non-cash activities:
Issuance of common stock to related-party for early retirement of notes payable	$—	$7,163	$—

Deferred stock-based compensation, (reversal) net of forfeitures	$(2)	$(85)	$1,039

Repayment of shareholders notes payable with common stock	$—	$—	$596

Vesting of shares issued upon early exercise of stock options	$10	$18	$46

Automatic conversion of preferred stock into common stock	$—	$—	$39,658

See accompanying notes to financial statements.

Cardica, Inc.

Notes to Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Cardica, Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company designs, manufactures and markets proprietary automated anastomotic systems used in surgical procedures. The Company’s first product, the PAS-Port system, received the CE Mark for sales in Europe in March 2003, regulatory approval for sales in Japan in January 2004 and 510(k) clearance from the FDA on September 8, 2008. The Company’s second product, the C-Port system, received the CE Mark for sales in Europe in April 2004 and 510(k) clearance in the United States in November 2005. The C-Port xA system, a next generation C-Port system, received the CE Mark for sales in Europe in July 2006 and 510(k) clearance in the U.S. in November 2006. The C-Port Flex A system was cleared by the FDA in March 2007 and the C-Port X-Change was cleared by the FDA in December 2007.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company’s cash and cash equivalents are maintained in checking, money market and mutual fund investment accounts and corporate debt securities. The Company considers all highly liquid investments with maturities remaining on the date of purchase of three months or less to be cash equivalents. The carrying amount reported in the balance sheets approximates fair value.

Available-for-Sale Securities

The Company has classified its investments in marketable securities as available-for-sale. Investments are reported at fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. The realized gains and losses on sales of available-for-sale securities were not material in the periods presented.

Unrealized gains or losses on available-for-sale securities at June 30, 2008 and 2007 are classified as other comprehensive income or loss on the accompanying balance sheets.

Available-for-sale securities consist primarily of corporate debt securities and debt instruments of the U.S. Government and its agencies, and, by the Company’s investment policy, restrict exposure to any single corporate issuer by imposing concentration limits. Although maturities may extend beyond one year, it is management’s intent that these securities will be used for current operations, and therefore, they are classified as short-term.

Restricted Cash

Under an operating lease for its facility in Redwood City, California, the Company is required to secure a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $500,000 has been recorded as restricted cash in the accompanying balance sheets at June 30, 2008 and 2007 related to the letter of credit (see Note 5).

A certificate of deposit of $10,000 has been recorded as restricted cash in the accompanying balance sheets at June 30, 2008 and 2007 related to the deposit on the company credit card.

Cardica, Inc.

Notes to Financial Statements — (Continued)

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, based on quoted market prices of cash equivalents and short-term investments at June 30, 2008 and 2007 approximate their carrying value. Based on borrowing rates currently available to the Company for loans and capital lease obligations with similar terms, the carrying value of the Company’s debt obligations approximates fair value. The carrying amounts of the Company’s other financial instruments approximates fair value due to their short maturities.

Concentrations of Credit Risk and Certain Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, available-for-sale securities and accounts receivable. The Company places its cash and cash equivalents with high-credit quality financial institutions and invests in highly rated available-for-sale securities. The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents, and available-for-sale securities to the extent of the amounts recorded on the balance sheet.

The Company sells its products to hospitals in the U.S. and Europe and to distributors in Japan and Saudi Arabia that resell the products to hospitals. The Company does not require collateral to support credit sales. The Company has had no credit losses to date.

The following table illustrates total net revenue from the geographic location in which our customers are located.

	Fiscal Year Ended June 30,
	2008	2007	2006

United States	82%	71%	64%
Japan	13%	25%	32%
Europe	4%	4%	4%
Rest of world	1%	—	—

The following table illustrates the concentration of greater than 10% with any individual customer.

	Percent of Total Net
	Revenue for			Percent of Total
	Fiscal Year Ended			Accounts Receivable
	June 30,			as of June 30,
	2008	2007	2006	2008	2007

Century Medical	13%	25%	32%	—	15%
Cook Incorporated	34%	39%	49%	—	—

The Company depends upon a number of key suppliers, including single source suppliers, the loss of which would materially harm the Company’s business. Single source suppliers are relied upon for certain components and services used in manufacturing the Company’s products. The Company does not have long-term contracts with any of the suppliers; rather, purchase orders are submitted for each order. Because long-term contracts do not exist, none of the suppliers are required to provide the Company any guaranteed minimum quantities.

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

Cardica, Inc.

Notes to Financial Statements — (Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which are generally three to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in the statement of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows. Through June 30, 2008, there have been no indications of impairment, therefore, the Company has recorded no such losses.

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

The Company records product sales net of estimated product returns and discounts from the list prices for its products. The amounts of product returns and the discount amounts have not been material to date. The Company includes shipping and handling costs in cost of product sales.

Revenue generated from development contracts is recognized upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses are incurred.

Research and Development

Research and development expenses consist of costs incurred for internally sponsored research and development, direct expenses, and research-related overhead expenses. Research and development costs are charged to research and development expense as incurred.

Clinical Trials

The Company accrues and expenses costs for clinical trial activities performed by third parties based upon estimates of the percentage of work completed over the life of the individual study in accordance with agreements established with contract research organizations and clinical trial sites. The Company determines the estimates through discussion with internal clinical personnel and outside service providers as to progress or stage of completion of trials or services and the agreed upon fee to be paid for such services. If the Company has incomplete or inaccurate information, the Company may underestimate costs associated with various trials at a given point in

Cardica, Inc.

Notes to Financial Statements — (Continued)

time. Costs of setting up clinical trial sites for participation in the trials are expensed immediately as research and development expenses. Clinical trial site costs related to patient enrollment are accrued as patients are entered into the trial.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on July 1, 2007. As a result, the Company recognized no liabilities for unrecognized income tax benefits. Upon adoption of FIN 48, the Company recognized no material adjustment for the cumulative effect of adoption.

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2008.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All of the Company’s operations are in the United States and all of its long-lived assets are maintained in the United States.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006

Net loss	$(18,196)	$(13,582)	$(12,416)
Change in unrealized gain (loss) on investments	(10)	45	(47)

Comprehensive loss	$(18,206)	$(13,537)	$(12,463)

Accumulated other comprehensive loss consists solely of unrealized losses on investments.

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

Cardica, Inc.

Notes to Financial Statements — (Continued)

	Fiscal Year Ended June 30,
	2008	2007	2006

Numerator:
Net loss	$(18,196)	$(13,582)	$(12,416)

Denominator:
Weighted-average common shares outstanding	14,893	10,901	4,940
Less: Weighted-average non-vested common shares subject to repurchase	(1)	(6)	(22)
Less: Vested common shares outstanding exercised with Promissory notes subject to variable accounting	—	—	(96)
Less: Weighted — average non-vested restricted stock awards	(48)	(17)	(5)

Denominator for basic and diluted net loss per common share	14,844	10,878	4,817

Basic and diluted net loss per common share	$(1.23)	$(1.25)	$(2.58)

Outstanding securities not included in diluted net loss per common share calculation:

	Fiscal Year Ended June 30,
	2008	2007	2006
	(In thousands)

Options to purchase common stock	1,334	1,316	1,018
Non-vested restricted stock awards	59	13	20
Non-vested common shares subject to repurchase	—	11	3
Warrants	680	732	157

	2,073	2,072	1,198

Stock-Based Compensation

In fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation”. SFAS No. 123R establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations. The Company adopted SFAS No. 123R applying the “prospective method” under which it will continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, it will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.

Cardica, Inc.

Notes to Financial Statements — (Continued)

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company uses the Black-Scholes model to value its new or modified stock option grants under SFAS No. 123R, with the following assumptions:

	Fiscal Year Ended June 30,
	2008	2007	2006

Risk-free interest rate	2.39%-3.70%	4.51%-5.02%	4.67%
Dividend yield	—	—	—
Weighted-average expected life	4.56 years	4.8 years	6 years
Volatility	58%	70%	70%

Since the Company is a newly public entity with limited historical data on volatility of its stock, the expected volatility used in fiscal years 2008, 2007 and 2006 is based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107, as extended by SAB No. 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes stock-based compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expense of $1.4 million, or $0.09 per share, $561,000, or $0.05 per share and $392,000, or $0.08 per share for fiscal years 2008, 2007 and 2006, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.2 million at June 30, 2008 and is expected to be recognized over a weighted average period of 2.7 years.

Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation recorded prior to the adoption of SFAS No. 123R (in thousands).

	Fiscal Year Ended June 30,
	2008	2007	2006

Cost of product sales	$51	$61	$30
Research and development	605	129	413
Selling, general and administrative	1,026	765	1,055

Total	$1,682	$955	$1,498

Options granted to non-employees, including lenders and consultants, are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The Company applies the Black-Scholes method to determine the estimated fair value of such awards, which are periodically remeasured as they vest. The resulting value is recognized as an expense over the period the services are received or the term of the related financing.

Prior to the adoption of SFAS No. 123R and during fiscal year 2006 certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. In accordance with APB Opinion No. 25, deferred stock-based compensation of $1.0 million was recorded during fiscal year 2006. The deferred stock-based compensation will be amortized over the related vesting terms of the options. The Company

Cardica, Inc.

Notes to Financial Statements — (Continued)

also recorded deferred stock-based compensation resulting from variable accounting for option exercised with non-recourse promissory notes. Deferred stock-based compensation related to these notes, representing compensation related to non-vested options, was $47,000 as of June 30, 2007. There was no balance remaining as of June 30, 2008 related to these notes. The Company amortized deferred stock-based compensation expense of $307,000, $353,000 and $442,000 for fiscal years 2008, 2007 and 2006, respectively.

As of June 30, 2008, the expected future amortization expense for deferred stock-based compensation during each of the following periods is as follows (in thousands):

Fiscal year ending June 30,
2009	263
2010	19

$282

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of July 1, 2008. The Company does not expect this statement to have any impact upon our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. SFAS No. 157 is effective for the Company as of July 1, 2008. The Company is currently evaluating the impact this statement will have on its financial statements.

Note 2.	Short-Term Investments

Short-term investments are summarized as follows (in thousands):

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale securities:	Cost	Gains	Losses	Fair Value

Commercial paper	$4,786	$—	$(6)	$4,780
Federal agency bonds	9,268	2	(6)	9,264

Total	$14,054	$2	$(12)	$14,044

Cardica, Inc.

Notes to Financial Statements — (Continued)

	June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized
Available-for-sale securities:	Cost	Gains	Losses	Fair Value

Auction rate preferred	$5,850	$—	$—	$5,850
Commercial paper	1,298	—	(1)	1,297
Federal agency bonds	1,749	—	(1)	1,748

Total	$8,897	—	$(2)	$8,895

	June 30, 2008		June 30, 2007
	Amortized		Amortized
Remaining contractual maturity:	Cost	Fair Value	Cost	Fair Value

Maturing in one year or less	$14,054	$14,044	$8,897	$8,895

The gross realized losses and gains on the sale of available-for-sale securities during fiscal years 2008, 2007 and 2006 were not material.

The primary objectives for the Company’s fixed income investment portfolio are liquidity and safety of principal. Investments are made with the objective of achieving the highest rate of return consistent with these two objectives. The Company’s investment policy limits investments to certain types of instruments issued by institutions primarily with investment grade ratings and places restrictions on maturities and concentration by type and issuer. None of the investments have been in a continuous unrealized loss position for 12 months or longer at June 30, 2008 and 2007. The gross unrealized losses related to investments are primarily due to changes in interest rates. The Company views these unrealized losses as temporary in nature. The Company reviews its investment portfolio for possible impairment based on an analysis of factors that may have adverse affects on the fair value of each investment. Factors considered in determining whether a loss is temporary include the stability of the credit quality, the structure of the security and the ability to hold the investment to maturity.

Note 3.	Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2008	2007

Raw materials	$634	$405
Work in progress	209	296
Finished goods	550	528

	$1,393	$1,229

Cardica, Inc.

Notes to Financial Statements — (Continued)

Note 4.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,
	2008	2007

Computer hardware and software	$463	$416
Office furniture and equipment	210	210
Machinery and equipment	5,149	3,688
Leasehold improvements	565	541
Construction in process	111	248

	6,498	5,103
Less: accumulated depreciation and amortization	(4,550)	(3,653)

	$1,948	$1,450

Depreciation and amortization expense for fiscal years 2008, 2007 and 2006 was $944,000, $763,000, and $750,000, respectively.

Note 5.	Leases and Commitments

In April 2003, the Company entered into a non-cancelable operating lease for office space that was scheduled to expire in July 2008. In December 2007, the Company entered into a second amendment to its Office Lease Agreement extending the operating lease for its headquarters through August 2011. Pursuant to the terms of the Operating Lease Agreement, the Company obtained a letter of credit for $500,000 and, in order to obtain the letter of credit, the Company placed cash funds in the amount of $500,000 in a certificate of deposit account. The cash funds amount is restricted until the expiration of the lease agreement in July 2008 and is recorded as non-current restricted cash.

Future minimum lease payments under the non-cancelable operating leases having initial terms in excess of one year as of June 30, 2008, are as follows (in thousands):

Operating
Leases

Fiscal years ending June 30, 2009	$746
2010	826
2011	856
2012	144

Total minimum lease payments	$2,572

Rent expense for fiscal years 2008, 2007 and 2006, was $245,000, $243,000 and $245,000, respectively. Deferred rent under the facility operating lease amounted to $9,000 and $120,000 at June 30, 2008 and 2007, respectively.

Note 6.	License, Development and Commercialization Agreements

In June 2007, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license,

Cardica, Inc.

Notes to Financial Statements — (Continued)

with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company has received payments totaling $1.7 million and 500,000 in fiscal years 2008 and 2007, respectively. The Company recorded as development revenue under the agreement a total of $1.2 million in fiscal year 2008 and none in fiscal year 2007. A total of $928,000 and $500,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2008 and 2007, respectively. The Company is also entitled to receive from Cook up to a total of an additional $1.3 million in future payments if development milestones under the agreement are achieved. The Company will receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.

In December 2005, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook, to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Cook has received an exclusive worldwide, royalty-bearing license, with the rights to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, the Company has received payments totaling $1.5 million, $1.8 million and $1.0 million in fiscal years 2008, 2007 and 2006, respectively. The Company recorded as development revenue under the agreement a total of $1.4 million, $1.4 million and $1.0 million for fiscal years 2008, 2007 and 2006, respectively. A total of $557,000 and $382,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2008 and 2007, respectively. The Company may potentially receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any.

Note 7.	Related-Party Transactions

Financing Activities

In June 2007, the Company entered into a securities purchase agreement in connection with a private placement to a group of accredited investors that included Sutter Hill Ventures, Wasatch Advisors, Inc. and Allen & Company Incorporated. Sutter Hill Ventures and Allen & Company are related-parties of the Company. Pursuant to the terms of the securities purchase agreement, the Company received approximately $10.9 million in net proceeds from the issuance and sale of an aggregate of 2,301,337 shares of its common stock and warrants to purchase up to an aggregate of 575,347 additional shares of its common stock at an exercise price of $5.65 per share. The per unit purchase price of a share of the Company’s common stock and a warrant to purchase 0.25 of a share of its common stock was $5.16. Allen & Company received $360,000 for advisory services in connection with this private placement.

In November 2007, the Company sold 1,500,000 shares of its common stock, and Guidant Investment Corporation (“Guidant Investment”) sold 2,575,795 shares of the Company’s common stock, in an underwritten public offering. The Company received net proceeds of approximately $11.5 million. In December, the Company received approximately $3.8 million in net proceeds from the sale of an additional 481,170 shares of its common stock upon exercise of the over-allotment option. In connection with the sale of shares offered by the Company, Allen & Company acted as a co-manager on these transactions and received total fees of approximately $198,000. The Company did not receive any funds from the sale of its common stock by Guidant Investment. As of June 30, 2008, Guidant Investment is no longer a stockholder of the Company.

Loan Agreements

In November 2006, the Company entered into a note conversion agreement with Guidant Investment pursuant to which Guidant Investment converted a portion of the outstanding indebtedness to Guidant Investment into shares of the Company’s common stock. The Company had previously issued to Guidant Investment 8.75% Notes (the “Notes”), dated August 19, 2003 and February 25, 2004 in the principal amounts of $5.0 million and $5.3 million, respectively, which would have matured in August 2008. Pursuant to the note conversion agreement, $7.2 million of

Cardica, Inc.

Notes to Financial Statements — (Continued)

the outstanding principal amount under the Notes was converted into an aggregate of 1,432,550 shares of the Company’s common stock at a conversion price of $5.00 per share. The remaining principal balance of $3.1 million along with accrued interest of approximately $2.7 million was paid in cash to Guidant Investment in full satisfaction of all amounts owing under the Notes, and the Notes were cancelled. The closing market price of the common stock on the delivery date was $4.00 per share, resulting in a gain on early retirement of the notes payable of $1.4 million for fiscal year 2007. In addition, a total of $250,000 of expenses was paid to Allen & Company, LLC for advisement services. This expense has been recorded as an offset to the gain on early retirement of notes payable to related-party.

Development and Supply Agreement

In December 2003, the Company entered into a Development and Supply Agreement with Guidant for the development and commercialization of an aortic cutter for Guidant, the Heartstring product. The agreement called for the Company to develop and manufacture aortic cutters. Future production of the aortic cutter has been outsourced by Guidant to a third-party manufacturer, and the Company will receive royalties quarterly for each unit sold in the future. During fiscal years 2008, 2007 and 2006, the Company received $67,000, $56,000 and $24,000, respectively, of royalty revenue under this agreement.

In addition, the Company recognized product sales from the sale of aortic cutters to Guidant of $7,000 in fiscal year 2006. No product sales were recognized in fiscal years 2008 or 2007 for the aortic cutter.

Note 8.	Note Payable

In June 2003, the Company entered into, and in March 2007 amended, a distribution agreement with Century Medical, Inc. (“CMI”). Also in June 2003, the Company issued a subordinated convertible note to CMI in the amount of $3.0 million due in June 2008 bearing 5% interest per annum. The subordinated convertible note was convertible at the option of CMI into the Company’s common stock at $10.00 per share at any time prior to August 7, 2006. CMI did not convert the note, and the note is no longer convertible. In March 2007, CMI and the Company restructured the note payable such that the note is no longer subordinate, the Company paid $1.0 million in April 2007 and the remaining $2.0 million of the note payable is due in June 2010. The note bears an annual interest rate of 5% through June 2008 and then the rate increases to 6% per annum until maturity in June 2010. CMI has a continuing security interest in all of the Company’s personal property and assets, including intellectual property. There are no covenants associated with this debt. Interest is payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year. The Company made interest payments of $101,000, $147,000 and $150,000 in fiscal years 2008, 2007 and 2006, respectively. The interest payable at June 30, 2008 and 2007 was $17,000 and $17,000, respectively, and is included in other accrued liabilities in the accompanying balance sheets.

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

Cardica, Inc.

Notes to Financial Statements — (Continued)

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

Public Offering

In November 2007, the Company sold 1,500,000 shares of its common stock, and Guidant Investment sold 2,575,795 shares of the Company’s common stock, in a public offering for aggregate gross proceeds to the Company of $12.7 million. After deducting the underwriters’ commissions and discounts and other issuance costs, the Company received net proceeds of approximately $11.5 million. In December 2007, the Company sold an additional 481,170 shares of its common stock to the underwriters pursuant to the exercise of the over-allotment option. The Company received aggregate gross proceeds of $4.1 million from the exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission and related expenses, the Company received from the exercise of the underwriters’ over-allotment option net proceeds of approximately $3.8 million.

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

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payment and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of June 30, 2008 or 2007.

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

Cardica, Inc.

Notes to Financial Statements — (Continued)

as of the date of modification, was added into the new principal of the notes. The notes were repaid in October 2005 with 66,227 shares of the Company’s common stock.

The modification of the notes triggered variable accounting for the options exercised with the notes and accordingly, the Company was required to record a non-cash compensation charge equal to the difference between the purchase price of the stock and the fair value of the stock securing all such notes in each reporting period during which the notes remained outstanding. The variable accounting resulted in stock-based compensation expense of $134,000, which the Company has charged to general and administrative and research and development expense in the accompanying statement of operations for fiscal year 2006. There were no charges in fiscal years 2008 or 2007 as the notes were repaid during fiscal year 2006.

In October 2005, the Company entered into agreements with three of its directors, including its chief executive officer and the chairman of the board, pursuant to which these directors agreed to tender to the Company shares of common stock owned by the directors, valued at $9.00 per share, in full payment of the principal and interest due under the six promissory notes. An aggregate amount of 66,227 shares of common stock were exchanged to repay $572,000 of stockholder notes and $24,000 of accrued interest. The 66,227 shares are held by the Company as treasury shares. There are no amounts outstanding related to these notes as of June 30, 2008 or 2007.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

June 30,
2008

Stock options outstanding	1,334,132
Shares available for grant under stock option plan	470,355
Warrants for common stock	679,780

2,484,267

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

In October 2005, the Company’s Board of Directors adopted, and in December 2005 the stockholders approved, the 2005 Equity Incentive Plan, (as amended the “2005 Plan”). A total of 1,150,000 shares of common stock have been reserved for issuance under the 2005 Plan.

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

Cardica, Inc.

Notes to Financial Statements — (Continued)

grant. Options may be granted with vesting terms as determined by the Board of Directors. Except as noted above, options expire no more than 10 years after the date of grant, or earlier if employment is terminated.

Common stock options may include a provision whereby the holder, while an employee, director or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at its option and at a price equal to the original purchase price of the stock. In accordance with guidance in Issue 33b of EITF 00-23, the Company does not consider the stock issued upon exercise of an unvested stock option substantively exercised, and the cash paid for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized by the Company as a liability. As the underlying shares vest, the deposit liability is reclassified as equity. As of June 30, 2008, no shares are subject to the Company’s right of repurchase and no shares are excluded from stockholders’ equity. As of June 30, 2007, a total of 3,125 shares had been acquired through the early exercise of options and were subject to the Company’s right of repurchase and no shares are excluded from stockholders’ equity. As of June 30, 2006, 10,917 shares of common stock had been acquired through the early exercise of options and were subject to the Company’s right of repurchase and are excluded from stockholders’ equity since these shares have not vested. The Company’s policy is to issue new shares upon the exercise of stock options.

Option activity under all Plans is as follows:

		Outstanding Options
			Weighted-Average
	Shares Available		Exercise Price Per
	for Grant	Number of Shares	Share

Balance at June 30, 2005	244,771	766,251	2.16
Shares reserved	400,000	—	—
Options granted	(508,193)	508,193	6.37
Restricted stock award	(20,000)	—	—
Options exercised	—	(135,054)	1.75
Options forfeited	121,651	(121,651)	2.14
Unvested stock repurchased	4,618	—	1.35

Balance at June 30, 2006	242,847	1,017,739	$4.32
Shares reserved	250,000	—	—
Options granted	(498,783)	498,783	5.77
Options exercised	—	(76,613)	2.08
Options forfeited	123,903	(123,903)	7.87

Balance at June 30, 2007	117,967	1,316,006	$4.67
Shares reserved	500,000	—	—
Options granted	(155,450)	155,450	7.61
Restricted stock awards	(52,450)	—	—
Options exercised	—	(77,036)	2.19
Options forfeited	60,288	(60,288)	5.98

Balance at June 30, 2008	470,355	1,334,132	$5.10

Cardica, Inc.

Notes to Financial Statements — (Continued)

The following table summarizes information about options outstanding, vested and exercisable at June 30, 2008:

Options Outstanding				Options exercisable
		Weighted-	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number of	Contractual Life	Price Per	Number	Price Per
Range of Exercise Prices	Shares	(years)	Share	Exercisable	Share

$0.75 - $2.25	162,449	4.32	$2.03	162,449	$2.03
$2.85	379,655	6.45	2.85	318,780	2.85
$4.38 - $6.00	155,141	5.37	5.34	67,842	5.10
$6.03	271,404	5.86	6.03	65,134	6.03
$6.75 - $8.00	287,271	6.83	7.72	120,937	7.89
$8.30 - 9.75	78,212	6.25	9.05	30,346	9.53

Total outstanding	1,334,132	6.01	$5.10	765,488	$4.21

Options vested and expected to vest	1,212,718	6.00	$4.96

The weighted average remaining contractual life for all currently exercisable options as of June 30, 2008 was 5.8 years. The aggregate intrinsic value as of June 30, 2008 of all outstanding options was $4.5 million, options vested and expected to vest was $4.3 million and options exercisable was $3.3 million. The aggregate intrinsic value as of June 30, 2007 of all outstanding options was $2.4 million, options vested and expected to vest was $2.1 million and options exercisable was $1.7 million.

The weighted-average estimated grant date fair value of options granted to employees at fair value during fiscal years 2008, 2007 and 2006, was $3.25, $3.43 and $5.28, respectively. The weighted-average estimated grant date fair value of options granted to employees at below fair value during fiscal year 2006 was $7.10. The intrinsic value of all options exercised during fiscal years 2008, 2007 and 2006 was $447,000, $299,000 and $833,000, respectively. The fair value of all stock awards actually vesting in fiscal years 2008, 2007 and 2006 was $850,000, $530,000 and $60,000, respectively.

The Black-Scholes option pricing method was applied to all options granted to consultants using the weighted-average assumptions listed below in the table. The Company determined non-cash stock-based compensation expense related to these options to be $10,000, $4,000 and $45,000 for fiscal years 2008, 2007 and 2006, respectively, which has been reflected in the statements of operations. In accordance with SFAS 123 and EITF 96-18, options granted to consultants are periodically revalued as such stock options vest

	Fiscal Year Ended June 30,
	2008	2007	2006

Risk-free interest rate	1.55% - 4.71%	4.53% - 4.95%	4.71%
Dividend yield	—	—	—
Contractual expected life in years	5.6 - 7.7 years	3-8.2 years	4-6 years
Volatility	66%	100%	100%

Common Stock Subject to Repurchase

In connection with the issuance of common stock to employees and the exercise of options pursuant to the Company’s 1997 Equity Incentive Plan, employees entered into restricted stock purchase agreements with the Company. Under the terms of these agreements, the Company has a right to repurchase any non-vested shares at the original exercise price of the shares. With continuous employment with the Company, the repurchase rights generally lapse at a rate of 25% at the end of the first year and at a rate of 1/36th of the remaining purchased shares for each continuous

Cardica, Inc.

Notes to Financial Statements — (Continued)

month of service thereafter. As of June 30, 2007 and 2006, there were 3,126 and 10,918 shares, respectively, subject to repurchase by the Company. There were no shares subject to repurchase by the Company as of June 30, 2008.

Restricted Stock Awards

During fiscal years 2008 and 2006, the Company granted restricted stock awards to purchase 52,450 and 20,000 shares, respectively. No such awards were granted in fiscal year 2007. Some of these awards vest 100% within one year of grant provided continuous service by the employee. The remaining awards vest at a rate of 25% at the end of the first year and at a rate of 1/36th of the remaining purchased shares for each continuous month of service thereafter. During fiscal years 2008, 2007 and 2006, no shares were forfeited. The total shares of restricted stock awards released to employees in fiscal years 2008, 2007 and 2006 were 5,950, 7,083 and none, respectively. Total restricted shares unvested and subject to repurchase by the Company as of June 30, 2008, 2007 and 2006 were 59,417, 12,917 and 20,000, respectively.

Warrants

The Company has outstanding warrants to purchase common stock at June 30, 2008:

	Exercise
Shares	Price Per Share	Expiration

12,270	$4.89	March 2010
575,347	5.65	June 2012
32,146	11.58	June 2009
60,017	11.58	October 2010

679,780

Note 10.	Income Taxes

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

	June 30,
	2008	2007

Net operating loss carry-forwards	$30,412	$26,289
Research credits	2,004	2,417
Capitalized research and development expenses	136	166
Other	317	159

Total deferred tax assets	32,869	29,031
Valuation allowance	(32,869)	(29,031)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $3.8 million, $5.5 million, and $4.1 million during fiscal years 2008, 2007 and 2006, respectively.

As of June 30, 2008, the Company had federal net operating loss carry-forwards and research credit carry-forwards of approximately $80.4 million and $1.2 million, respectively. The net operating loss carry-forwards begin to expire in the year 2013. The research credit carry-forwards begin to expire in the year 2019. Additionally, the Company has state

Cardica, Inc.

Notes to Financial Statements — (Continued)

net operating loss carry-forwards of approximately $58.9 million, which will expire beginning in the year 2013. The Company has state research credit carry-forwards of $1.3 million which have no expiration date.

The Company adopted the provisions of FIN No. 48 on July 1, 2007. As a result, the Company recognized no liabilities for unrecognized income tax benefits. Upon adoption of FIN 48, the Company recognized no material adjustment for the cumulative effect of adoption. At June 30, 2008, the Company had unrecognized tax benefit of $639,000, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount

Balance at July 1, 2007	$574
Additions based on tax positions related to current year	72
Additions for tax positions of prior year	—
Reductions for tax positions of current year	—
Reductions for tax positions of prior year	(7)
Settlements	—

Balance at June 30, 2008	$639

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2008. The tax year 1998 through 2007 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2009.

The reconciliation of income tax benefits attributable to the net loss computed at the U.S federal statutory rates to income tax benefit (expense) (in thousands):

	Fiscal Year Ended June 30,
	2008	2007	2006

Tax benefit at U.S. statutory rate	$(6,186)	$(4,624)	$(4,222)
Loss for which no tax benefit is currently recognizable	5,726	4,298	4,010
Other, net	460	326	212

	$—	$—	$—

Utilization of the net operating loss carry-forwards and credit carry-forwards may be subject to a substantial annual limitation due to the limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company concluded a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss-forwards and credit carry-forwards attributable to periods before the change. The Company concluded that approximately $4.9 million of federal net operating loss carry-forwards, $638,000 of federal credit carry-forwards and approximately $14.6 million of California state net operating loss carry-forwards are significantly limited to offset future income, if any.

Note 11.	Employee Benefit Plan

In January 2001, the Company adopted a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees. Employees may elect to contribute up to the maximum allowed under the Internal Revenue

Cardica, Inc.

Notes to Financial Statements — (Continued)

Service regulations. The Company may make discretionary contributions as determined by the Board of Directors. No amount was contributed by the Company to the plan during fiscal years 2008, 2007 or 2006.

Note 12.	Indemnification

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third-party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third-party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2008 or 2007.

2. Financial Statement Schedules

All financial statement schedules are omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3. The following exhibits are included herein or incorporated herein by reference:

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3	.2(8)	Bylaws of the Registrant as currently in effect.
3	.3(1)	Specimen Common Stock certificate of the Registrant.
4	.1(1)	Warrant dated March 17, 2000 exercisable for 36,810 shares of common stock (on a pre-split basis).
4	.2(1)	Warrant dated July 5, 2001 exercisable for 31,251 shares of common stock (on a pre-split basis).
4	.3(1)	Warrant dated July 5, 2001 exercisable for 124,999 shares of common stock (on a pre-split basis).
4	.4(1)	Warrant dated June 13, 2002 exercisable for 96,439 shares of common stock (on a pre-split basis).
4	.5(1)	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis).
4	.5.1(10)	Amendment of Registration Rights Agreement, dated October 15, 2007.
4	.6(2)	Form of Warrant dated June 2007.
4	.7(2)	Securities Purchase Agreement, dated June 27, 2007, by and among Cardica, Inc., and purchasers listed on the signature pages thereto.
10	.1(1)	1997 Equity Incentive Plan and forms of related agreements and documents.
10	.2(3)	2005 Equity Incentive Plan and forms of related agreements and documents.
10	.3(1)	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among the Registrant and certain stockholders.
10	.4(1)	Benefit Agreement with Bernard Hausen, M.D., Ph.D.+
10	.5(1)	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.
10	.6(1)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003.†
10	.6.1(4)	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.†
10	.7(1)	Subordinated Convertible Note Agreement with Century Medical, Inc. dated June 16, 2003, and Amendment No. 1 thereto, dated August 6, 2003.†
10	.7.1(4)	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.
10	.8(1)	Note issued pursuant to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.8.1(4)	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.9(1)	Agreement by and between the Company and the Guidant Investment Corporation, dated August 19, 2003.†
10	.10(1)	Allen & Company LLC letter of intent dated September 12, 2005.
10	.11(1)	License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated December 9, 2005.†
10	.12(5)	Note Conversion Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation.
10	.14(5)	Consent to Grant of Registration Rights and Amendment to Amended and Restated Investor Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and the investors set forth therein.
10	.15(14)	Cardica, Inc. Non-Employee Director Compensation.+
10	.16(6)	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10	.17(7)	License, Development and Commercialization Agreement by and between the Company and Cook Incorporated, dated June 12, 2007.
10	.18(8)	Bonus arrangement for Vice President of Worldwide Sales and Marketing, effective August 13, 2008.+

Exhibit
Number		Description

10	.19(8)	Additional Compensation Information for named executive officers.+
10	.20(9)	Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated September 19, 2007.†
10	.21(11)	Second Amendment to Office Lease Agreement, executed and delivered on December 3, 2007, and effective November 19, 2007.
10	.23(12)	Summary of 2008 Cash Bonus Plan+
10	.24(13)	Fiscal 2008 Bonus Compensation Information for Named Executive Officers.+
21	.1(1)	Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page).
31.1		Certification of chief executive officer.
31.2		Certification of chief financial officer.
32.1		Section 1350 Certification.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

+	Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, file no. 333-129497, declared effective on February 2, 2006, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006 and incorporated herein by reference.

(4)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007 and incorporated herein by reference.

(5)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 and incorporated herein by reference.

(7)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, excluding Items 3.01 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2008 and incorporated herein by reference.

(14)	Included in the Company’s Definitive Proxy Statement Filed Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 12, 2007 and incorporated herein by reference.

(b) Financial Statement Schedules
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Registrant

September 10, 2008	/s/ Robert Y. Newell

Date	Robert Y. Newell
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Y. Newell, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on September 10, 2008:

Name and Signature	Title	Date

/s/ Bernard A. Hausen Bernard A. Hausen, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	September 10, 2008
/s/ Robert Y. Newell Robert Y. Newell	Chief Financial Officer (Principal Financial and Accounting Officer)	September 10, 2008
/s/ J. Michael Egan J. Michael Egan	Director	September 10, 2008
/s/ Kevin T. Larkin Kevin T. Larkin	Director	September 10, 2008
/s/ Richard P. Powers Richard P. Powers	Director	September 10, 2008
/s/ Jeffrey L. Purvin Jeffrey L. Purvin	Director	September 10, 2008
/s/ Robert C. Robbins, Robert C. Robbins, M.D.	Director	September 10, 2008
/s/ John Simon John Simon, Ph.D.	Director	September 10, 2008
/s/ Stephen A. Yencho Stephen A. Yencho, Ph.D.	Director	September 10, 2008
/s/ William H. Younger, Jr. William H. Younger, Jr.	Director	September 10, 2008

Exhibit Index

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3	.2(8)	Bylaws of the Registrant as currently in effect.
3	.3(1)	Specimen Common Stock certificate of the Registrant.
4	.1(1)	Warrant dated March 17, 2000 exercisable for 36,810 shares of common stock (on a pre-split basis).
4	.2(1)	Warrant dated July 5, 2001 exercisable for 31,251 shares of common stock (on a pre-split basis).
4	.3(1)	Warrant dated July 5, 2001 exercisable for 124,999 shares of common stock (on a pre-split basis).
4	.4(1)	Warrant dated June 13, 2002 exercisable for 96,439 shares of common stock (on a pre-split basis).
4	.5(1)	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis).
4	.5.1(10)	Amendment of Registration Rights Agreement, dated October 15, 2007.
4	.6(2)	Form of Warrant dated June 2007.
4	.7(2)	Securities Purchase Agreement, dated June 27, 2007, by and among Cardica, Inc., and purchasers listed on the signature pages thereto.
10	.1(1)	1997 Equity Incentive Plan and forms of related agreements and documents.
10	.2(3)	2005 Equity Incentive Plan and forms of related agreements and documents.
10	.3(1)	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among the Registrant and certain stockholders.
10	.4(1)	Benefit Agreement with Bernard Hausen, M.D., Ph.D.+
10	.5(1)	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.
10	.6(1)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003.†
10	.6.1(4)	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.†
10	.7(1)	Subordinated Convertible Note Agreement with Century Medical, Inc. dated June 16, 2003, and Amendment No. 1 thereto, dated August 6, 2003.†
10	.7.1(4)	mendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.
10	.8(1)	Note issued pursuant to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.8.1(4)	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.9(1)	Agreement by and between the Company and the Guidant Investment Corporation, dated August 19, 2003.†
10	.10(1)	Allen & Company LLC letter of intent dated September 12, 2005.
10	.11(1)	License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated December 9, 2005.†
10	.12(5)	Note Conversion Agreement, dated November 7, 2006, by and between Cardica, Inc. and Guidant Investment Corporation.
10	.14(5)	Consent to Grant of Registration Rights and Amendment to Amended and Restated Investor Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and the investors set forth therein.
10	.15(14)	Cardica, Inc. Non-Employee Director Compensation.+
10	.16(6)	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10	.17(7)	License, Development and Commercialization Agreement by and between the Company and Cook Incorporated, dated June 12, 2007.
10	.18(8)	Bonus arrangement for Vice President of Worldwide Sales and Marketing, effective August 13, 2008.+
10	.19(8)	Additional Compensation Information for named executive officers.+
10	.20(9)	Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated September 19, 2007.†

Exhibit
Number		Description

10	.21(11)	Second Amendment to Office Lease Agreement, executed and delivered on December 3, 2007, and effective November 19, 2007.
10	.23(12)	Summary of 2008 Cash Bonus Plan+
10	.24(13)	Fiscal 2008 Bonus Compensation Information for Named Executive Officers.+
21	.1(1)	Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page).
31.1		Certification of chief executive officer.
31.2		Certification of chief financial officer.
32.1		Section 1350 Certification.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

+	Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, file no. 333-129497, declared effective on February 2, 2006, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006 and incorporated herein by reference.

(4)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007 and incorporated herein by reference.

(5)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 and incorporated herein by reference.

(7)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, excluding Items 3.01 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2007.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 11, 2008 and incorporated herein by reference.

(14)	Included in the Company’s Definitive Proxy Statement Filed Pursuant to Section 14(a) of the Securities Exchange Act of 1934 on October 12, 2007 and incorporated herein by reference.

(b) Financial Statement Schedules

None.