Form 10-Q
period 2008-09-30
CARDICA INC
filed 2008-11-07
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number: 000-51772

Cardica, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3287832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 Saginaw Drive
Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)
(650) 364-9975
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):      Yes ☐     No ☑
     On November 3, 2008, there were 15,816,613 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	June 30,
	2008	2008
	(unaudited)	(Note 1)
Assets

Current assets:
Cash and cash equivalents	$11,577	$9,221
Short-term investments	5,983	14,044
Accounts receivable	767	716
Inventories	2,141	1,393
Prepaid expenses and other current assets	385	418

Total current assets	20,853	25,792
Property and equipment, net	1,903	1,948
Restricted cash	510	510

Total assets	$23,266	$28,250

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$1,082	$1,200
Accrued compensation	662	1,011
Other accrued liabilities	580	1,117
Leasehold improvement obligation	—	11
Deferred development revenue	1,962	1,485
Deferred rent	3	9

Total current liabilities	4,289	4,833

Note payable	2,000	2,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,815,133 and 15,784,655 shares issued and outstanding at September 30, 2008 and June 30, 2008, respectively	16	16
Additional paid-in capital	115,125	114,494
Treasury stock at cost (66,227 shares at September 30, 2008 and June 30, 2008)	(596)	(596)
Deferred stock compensation	(208)	(282)
Accumulated other comprehensive loss	(3)	(12)
Accumulated deficit	(97,357)	(92,203)

Total stockholders’ equity	16,977	21,417

Total liabilities and stockholders’ equity	$23,266	$28,250

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended
	September 30,
	2008	2007
Net revenue:
Product sales, net	$1,560	$1,026
Development revenue	523	307
Royalty revenue	23	16

Total net revenue	2,106	1,349

Operating costs and expenses:
Cost of product sales	1,110	1,013
Research and development	2,325	1,688
Selling, general and administrative	3,892	2,553

Total operating costs and expenses	7,327	5,254

Loss from operations	(5,221)	(3,905)

Interest income	98	270
Interest expense	(30)	(25)
Other (expense) income	(1)	1

Net loss	$(5,154)	$(3,659)

Basic and diluted net loss per common share	$(0.33)	$(0.27)

Shares used in computing basic and diluted net loss per common share	15,741	13,604

     See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(5,154)	$(3,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244	208
Loss on disposal of property and equipment	11	12
Stock-based compensation expenses	587	313
Changes in assets and liabilities:
Accounts receivable	(51)	(193)
Prepaid expenses and other current assets	33	117
Inventories	(748)	(22)
Accounts payable and other accrued liabilities	(655)	(758)
Accrued compensation	(349)	(84)
Deferred development revenue	477	143
Deferred rent	(6)	(26)
Leasehold improvement obligation	(11)	(31)

Net cash used in operating activities	(5,622)	(3,980)

Investing activities:
Purchases of property and equipment	(210)	(607)
Purchases of short-term investments	(1,983)	(11,024)
Proceeds from maturities of short-term investments	10,053	9,076

Net cash provided by (used in) investing activities	7,860	(2,555)

Financing activities:
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	118	37
Issuance costs from sale of common stock	—	(23)

Net cash provided by financing activities	118	14

Net increase (decrease) in cash and cash equivalents	2,356	(6,521)
Cash and cash equivalents at beginning of period	9,221	14,539

Cash and cash equivalents at end of period	$11,577	$8,018

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2008
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
     The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2008 filed on Form 10-K with the Securities and Exchange Commission on September 11, 2008.
New Accounting Standards
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Company adopted the requirements of SFAS No. 159 on July 1, 2008, however the Company did not elect to adopt the fair value option under this Statement.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements", which provides guidance for using fair value to measure assets and liabilities. The pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The Company adopted the requirements of SFAS No. 157 on of July 1, 2008 and it did not have a material impact on its results of operations or financial condition. The adoption of SFAS No. 157 is more fully described in Note 5 entitled Fair Value Measurements of “Notes to Condensed Financial Statements”.
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
     Unrealized gains or losses on available-for-sale securities at September 30, 2008 and June 30, 2008 are classified as accumulated other comprehensive loss on the accompanying balance sheet.
     Available-for-sale securities at September 30, 2008 consisted primarily of corporate debt securities and debt instruments of the U.S. Government and its agencies. We restrict our exposure to any single corporate issuer by imposing concentration limits.
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
     The Company records product revenue net of estimated product returns and discounts from the list prices for its products. The amount of product returns and the discount amounts have not been material to date. The Company includes shipping and handling costs in cost of product sales.
     Revenue generated from development contracts is recognized upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the projected costs to complete the project and actual costs incurred to date plus overhead costs for certain project activities. The Company updates its estimates of the projected costs to complete its development projects at each reporting period. Amounts paid but not yet incurred on the project are refundable and are recorded as deferred revenue until such time as the related development expenses are incurred.
NOTE 2 — STOCK-BASED COMPENSATION
     During the second quarter of fiscal year 2006, the Company adopted SFAS No. 123R, “Share-Based Payments", which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee and director services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Upon adoption of SFAS No. 123R, the Company elected to recognize compensation expense using the accelerated method. Prior to the adoption of SFAS No. 123R in the second quarter of fiscal year 2006, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation,

an Interpretation of APB No. 25". The Company adopted SFAS No. 123R applying the “prospective method” under which it would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, it would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.
     SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company did not grant any stock awards during the three month period ended September 30, 2007. The Company used the Black-Scholes model to value its new stock option grants under SFAS No. 123R, with the following assumptions:

Three months
ended
September 30,
2008
Risk-free interest rate	2.99%
Dividend yield	0.00%
Weighted-average expected life	4.51 years
Volatility	53%
     Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2009 and 2008 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107 “Share-Based Payment” As extended by SAB 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses of $514,000, or $0.03 per share, and $233,000, or $0.02 per share, for the three months ended September 30, 2008 and 2007, respectively.
     Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation recorded prior to the adoption of SFAS No. 123R (in thousands).

	Three months ended
	September 30,
	2008	2007
Cost of product sales	$34	$14
Research and development	191	109
Selling, general and administrative	362	190

Total	$587	$313

     The Company recorded stock compensation expense associated with the amortization of deferred stock compensation of $70,000 and $78,000 for the three-month periods ended September 30, 2008 and 2007, respectively.

     The expected future amortization expense for deferred stock compensation as of September 30, 2008 is as follows (in thousands):

Fiscal year ending June 30, 2009 (remaining)	$187
2010	21

$208

     Options granted to non-employees, including lenders and consultants, are accounted for in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) Consensus No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The Company applies the Black-Scholes method to determine the estimated fair value of such awards, which are periodically remeasured as they vest. The resulting value is recognized as an expense over the period of services received or the term of the related financing.
Activity in our Stock-Based Compensation Plans:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available for	Number of	Price Per
	Grant	Shares	Share
Balance at June 30, 2008	470,355	1,334,132	$5.10
Options granted	(421,850)	421,850	9.20
Restricted stock award	(500)	—	—
Options exercised	—	(29,958)	3.93
Options forfeited	17,509	(17,509)	7.41

Balance at September 30, 2008	65,514	1,708,515	$6.11

     The following table summarizes information about options outstanding and vested and exercisable at September 30, 2008:

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$0.75 - $2.25	159,450	4.14	159,450
$2.85	361,945	6.33	319,427
$4.38 - $6.00	151,183	5.26	72,085
$6.03	266,675	5.71	81,610
$6.75 - $8.00	279,845	6.74	134,435
$8.30 - $9.00	34,083	6.62	9,721
$9.20 - 9.75	455,334	6.89	34,656

Total outstanding	1,708,515	6.13	811,384

Options vested and expected to vest	1,490,501

NOTE 3 — NET LOSS PER SHARE
     Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average non-vested common shares subject to repurchase and without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average non-vested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock and non-vested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per common share when their effect is dilutive (in thousands, except per share data):

	Three months ended
	September 30,
	2008	2007
Numerator:
Net loss	$(5,154)	$(3,659)

Denominator:
Weighted-average common shares outstanding	15,796	13,618
Less: Weighted-average non-vested common shares subject to repurchase	—	(2)
Less: Non-vested restricted shares	(55)	(12)

Denominator for basic and diluted net loss per common share	15,741	13,604

Basic and diluted net loss per common share	$(0.33)	$(0.27)

Outstanding securities not included in historical diluted net loss per common share calculation because their effect would be antidilutive:

	September 30,
	2008	2007
Options to purchase common stock	1,709	1,281
Non-vested restricted shares	47	12
Non-vested common shares subject to repurchase	—	2
Warrants	680	732

Total	2,436	2,027

NOTE 4—COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, “Reporting Comprehensive Income".
     Comprehensive loss and its components for the three-month periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three months ended
	September 30,
	2008	2007
Net loss	$(5,154)	$(3,659)
Change in unrealized loss on investments	9	(3)

Comprehensive loss	$(5,145)	$(3,662)

NOTE 5 —FAIR VALUE MEASUREMENTS
     Effective July 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 -	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of September 30, 2008
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$4,678	—	—	$4,678
Corporate bonds	—	490	—	490
Commercial paper	—	2,295	—	2,295
Short-term investments:
Corporate bonds	—	499	—	499
Commercial paper	—	2,490	—	2,490
Federal agency	—	2,994	—	2,994

Total assets at fair value	$4,678	$8,768	$—	$13,446

     Cash equivalents, primarily funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in Cash and cash equivalents in the Company’s Condensed Balance Sheets. Cash equivalents other than money market funds are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs.
     The Company’s short-term investments consist primarily of investments in the U.S. government and its agencies and corporate debt securities. These investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. The fair value of these investments is included in Short-term investments in the Company’s Condensed Balance Sheets. Short-term investments are included in Level 2 as their fair value is based on market prices/quotes for similar assets and/or other sources of observable information.
     The Company did not elect to apply the fair value option under the provisions of SFAS No. 159 to any of its currently eligible financial assets or liabilities. As of September 30, 2008, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable, accounts payable, deferred development revenue and note payable, are reported at their current carrying values.

NOTE 6 —SHORT-TERM INVESTMENTS
The following is a summary of short-term investments (in thousands):

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Corporate bonds	$501	—	(2)	$499
Commercial paper	2,493	—	(3)	2,490
Federal agency bonds	2,992	2	—	2,994

Total	$5,986	$2	$(5)	$5,983

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Commercial paper	$4,786	—	(6)	$4,780
Federal agency bonds	9,268	2	(6)	9,264

Total	$14,054	$2	$(12)	$14,044

NOTE 7—INVENTORIES
Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2008	2008
Raw materials	$794	$634
Work in progress	306	209
Finished goods	1,041	550

	$2,141	$1,393

NOTE 8—LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
     In December 2005, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated (“Cook”), to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Cook has received an exclusive worldwide, royalty-bearing license, with the rights to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. To date, the Company has received payments pursuant to this agreement totaling $4.3 million. The Company recorded as development revenue under the agreement a total of $230,000 and $238,000 for the three-month periods ending September 30, 2008 and 2007, respectively. A total of $327,000 pursuant to this agreement has been recorded as deferred development revenue on the balance sheet as of September 30, 2008. The Company will receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any. In addition, during the three month period ended September 30, 2008 the Company recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device.

     In June 2007, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. To date, the Company has received payments pursuant to this agreement totaling $3.2 million, including $1.0 million received during the three-month period ended September 30, 2008 compared to none received in the same period in 2007. The Company recorded as development revenue under the agreement a total of $293,000 and $69,000 for the three-month periods ending September 30, 2008 and 2007, respectively. A total of $1.6 million received pursuant to this agreement has been recorded as deferred development revenue on the balance sheet as of September 30, 2008. The Company is also entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. The Company will receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.

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
Overview
     We design, manufacture and market proprietary automated anastomotic systems used by surgeons to perform coronary bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond closed or narrowed portions of coronary arteries, “bypassing” the occluded portion of the coronary artery that is impairing blood flow to the heart muscle. Our products provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. We currently sell our C-Port® Distal Anastomosis Systems, or C-Port systems, in the United States and Europe. The C-Port systems include the C-Port xA system, which was cleared by the U.S. Food and Drug Administration, or FDA, in November 2006, the C-Port Flex A system, which was cleared by the FDA in April 2007 and the C-Port X-CHANGE system, which was cleared by the FDA in December 2007. Each of the C-Port systems is used to perform a distal anastomosis, which is the connection of a bypass graft vessel to a coronary artery downstream of the occluded portion of the coronary artery. We received 510(k) clearance to market our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States in September 2008. We currently sell our PAS-Port system in the United States, Europe and through a distributor in Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood.
     We manufacture C-Port systems and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For fiscal year 2008, we generated net revenue of $7.6 million, including $2.6 million of development revenue from Cook, and incurred a net loss of $18.2 million.
     Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the next several years as we endeavor to increase adoption of our C-Port systems and begin to market and sell our PAS-Port system in the United States. To date, our C-Port system has had limited commercial adoption. To help increase adoption of our C-Port systems in the United States and to support the U.S. commercial launch of the PAS-Port system, we have increased the size of our sales organization, which has resulted in increased expenses without significant offsetting revenue. Having received 510(k) clearance for marketing the PAS-Port system in the United States, we will need to expend additional significant amounts to continue the launch of the product in the United States, including increased sales and marketing expenses and increased manufacturing costs.

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
Agreements with Cook Incorporated
     In December 2005, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under the agreement, Cook funds certain development activities, and we and Cook jointly develop the device. Cook has received an exclusive worldwide, royalty-bearing license, with the rights to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. To date, we have received payments totaling $4.3 million. We recorded as development revenue under the agreement a total of $230,000 and $238,000 for the three-month periods ending September 30, 2008 and 2007, respectively. A total of $327,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of September 30, 2008. We will receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any. In addition, during the three-month period ended September 30, 2008 we recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device.
     In June 2007, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. To date, we have received payments totaling $3.2 million including $1.0 million received during the three-month period ended September 30, 2008. We recorded as development revenue under the agreement a total of $293,000 and $69,000 for the three-month periods ending September 30, 2008 and 2007, respectively. A total of $1.6 million under this agreement has been recorded as deferred development revenue on the balance sheet as of September 30, 2008. We are also entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. We will receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
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

     Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition". SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we would defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.
     We record product revenue net of estimated product returns and discounts from the list prices for our products. The amounts of product returns and the discount amounts have not been material to date.
     Revenue generated from development contracts is recognized upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the projected costs to complete the project and actual costs incurred to date plus overhead costs for certain project activities. We update our estimates of projected costs to complete our development projects at each reporting period. Amounts paid but not yet incurred on the project are refundable and are recorded as deferred revenue until such time as the related development expenses are incurred.
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
     Stock-Based Compensation. During fiscal year 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments", which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee and director services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Upon adoption of SFAS No. 123R, we elected to recognize compensation expense using the accelerated method. Prior to the adoption of SFAS No. 123R in the second quarter of fiscal year 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No., or FIN, 44, “Accounting for Certain Transactions Involving

Stock Compensation, an Interpretation of APB No. 25.” We adopted SFAS No. 123R applying the “prospective method” under which we would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, we would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.
     The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107, “Stock-Based Payment” As extended by SAB 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal year 2009 and 2008 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size and financial leverage. The risk-free interest rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We recognize the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded stock-based compensation expense of $514,000, or $0.03 per share and $233,000, or $0.02 per share for the three month periods ended September 30, 2008 and 2007, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $2.2 million at September 30, 2008 and is expected to be recognized over the next 46 months.
     Prior to the adoption of SFAS No. 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standard Board, or FASB, Interpretation No., or FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” Upon adoption of SFAS No. 123R we applied the “prospective method” under which we continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner that we had accounted for them prior to adoption, that is, we continue to apply APB No. 25 in future periods to equity awards outstanding at the date we adopted SFAS No. 123R. Total unamortized deferred stock-based compensation at September 30, 2008 is approximately $208,000. We expect to record aggregate amortization of stock-based compensation expenses of $187,000 for the remainder of fiscal year 2009 and $21,000 in fiscal year 2010.
New Accounting Pronouncement
     Effective July 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115”, however we did not elect to adopt the fair value option under this Statement. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.
     Effective July 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements", which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our results of operations or financial condition. Our adoption of SFAS No. 157 is more fully described in Note 5 entitled Fair Value Measurements of “Notes to Condensed Financial Statements.”

Results of Operations
Comparison of the three month periods ended September 30, 2008 and 2007
     Net Revenue. Total net revenue increased by $757,000, or 56%, to $2.1 million for the three months ended September 30, 2008 compared to $1.3 million for the same period in 2007. Product sales increased by $534,000, or 52%, to $1.6 million for the three months ended September 30, 2008 compared to $1.0 million for the same period in 2007. The increase of $534,000 in product sales for the three months ended September 30, 2008 was primarily attributable to $251,000 of product sales of the Cook Vascular Closure Device to Cook, sales of the C-Port X-CHANGE systems in the United States and initial sales of the PAS-Port system in the United States offset in part by a decrease in sales of PAS-Port systems in Japan due to the timing of orders from Century Medical. The three month period ended September 30, 2007 did not include any sales of our C-Port X-CHANGE system or PAS-Port system in the United States as these products were not cleared by the FDA until December 2007 and September 2008, respectively, nor did such period include any sales of the Cook Vascular Closure Device.
     For the three-month periods ended September 30, 2008 and 2007, sales to Century Medical, Inc., our distributor in Japan, accounted for approximately 16% and 29%, respectively, of our total product sales.
     The failure to obtain new significant customers or additional orders from our existing customers will materially affect our operating results.
     Development revenue was $523,000 and $307,000 for the three month periods ended September 30, 2008 and 2007, respectively. The development revenue for the three month period ended September 30, 2008 was comprised of $230,000 for development activities for the Cook Vascular Access Closure Device under our development agreement with Cook and $293,000 for development activities on the PFO project also under our development agreement with Cook. The development revenue for the three month period ended September 30, 2007 was comprised of $238,000 for development activities for the Cook Vascular Access Closure Device under our development agreement with Cook and $69,000 for development activities on the PFO project also under our development agreement with Cook.
     Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased $97,000, or 10%, to $1.1 million for the three months ended September 30, 2008 compared to $1.0 million for the same period in 2007. The increase in cost of product sales in the three months ended September 30, 2008 was primarily attributable to increased sales of our products of $259,000 and higher production scrap of C-Port systems totaling $245,000 and PAS-Port systems of $103,000, offset in part by higher production cost absorption of $456,000 for increased units manufactured during the period.
     Research and Development Expense. Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expense increased by $637,000, or 38%, to $2.3 million for the three months ended September 30, 2008 compared to $1.7 million for the same period in 2007. The increase in costs for the three month period ended September 30, 2008 was primarily attributable to increases in prototype material expenses of $163,000 for the C-Port xV system and Cook development projects, an increase of personnel related expenses of $142,000, an increase in tooling and mold expenses of $106,000 for the C-Port xV system and Cook development projects and higher non-cash stock compensation charges of $81,000.
     We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical trials, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of stock-based compensation charges, administrative, sales and marketing personnel and marketing expenses. Selling, general and administrative expense increased $1.3 million, or 52%, to $3.9 million for the three months ended September 30, 2008 compared to $2.6 million for the same period in 2007. The increase in selling, general and administrative expense in the three-month period ended September 30, 2008 was primarily attributable to higher personnel and travel expenses of $555,000 to build a field sales force in the United States to sell C-Port and PAS-Port systems, an increase in marketing activities of $250,000 in the United States, an increase in demonstration product expenses of $212,000 for training of physicians in the United States and higher non-cash stock compensation charges of $171,000, offset in part by lower legal expenses of $39,000 as a result of settling our patent infringement litigation in April 2008.
     We expect selling, general and administrative expense to increase in absolute terms as we expand our sales and marketing efforts and continue to address the requirements of being a public company.
     Interest Income. Interest income decreased $172,000, or 64%, to $98,000 for the three months ended September 30, 2008 compared to $270,000 for the same period in 2007. The decrease in interest income for the three months ended September 30, 2008 was primarily due to lower cash and short-term investment balances available for investing during the period and lower overall market interest rates.
     Interest Expense. Interest expense increased $5,000, or 20%, to $30,000 for the three months ended September 30, 2008 compared to $25,000 for the same period in 2007. The increase in interest expense for the three months ended September 30, 2008 reflects a higher contractual interest rate of 6% per annum payable on our $2.0 million debt to Century Medical.
Off Balance Sheet Arrangements
     As of September 30, 2008, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2011, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
     As of September 30, 2008, our accumulated deficit was $97.4 million and we had cash, cash equivalents and short-term investments of $17.6 million and total long-term debt of $2.0 million. We currently invest our cash and cash equivalents in money market funds and debt instruments of the U.S. government, its agencies and high-quality corporate issuers. We place our short-term investments primarily in corporate debt securities and debt instruments of the U.S. Government and its agencies. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock.
     Summary cash flow data is as follows (in thousands):

	Three months ended
	September 30,
	2008	2007
Net cash used in operating activities	$(5,622)	$(3,980)
Net cash provided by (used in) investing activities	7,860	(2,555)
Net cash provided by financing activities	118	14
     Net cash used in operating activities for the three month periods ended September 30, 2008 and 2007 was $5.6 million and $4.0 million, respectively. The use of cash for the three-months ended September 30, 2008 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges, depreciation, an increase in inventory to support our higher product sales and a decrease in accounts payable and accrued liabilities resulting from payments made during the period. The use of cash for the three-months ended September 30, 2007 was attributable to our net loss adjusted for non-cash stock-based compensation charges, depreciation, an increase in accounts receivable reflecting increased product revenues and a decrease in accounts payable and other accrued liabilities resulting from payments made for professional services and $360,000 to Allen & Company (a related-party) for advisory services.
     Net cash provided by investing activities for the three month period ended September 30, 2008 was $7.9 million and net cash used in investing activities for the three month period ended September 30, 2007 was $2.6 million. Net cash used or provided by investing activities represent the net purchases and maturities of investments, including, among other things, purchases of property and equipment. Purchases of property and equipment were $210,000 and $607,000 in the three-month periods ended September 30, 2008 and 2007, respectively. The decrease in purchases of property and equipment in the three-month period ended September 30, 2008 was primarily related to the timing of expenditures for molds and tooling used to make our products.

     Net cash provided by financing activities for the three month periods ended September 30, 2008 and 2007 was $118,000 and $14,000, respectively. Net cash provided by financing activities for both of the three-month periods ended September 30, 2008 and 2007 primarily consists of proceeds received from the exercise of stock options.
     We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through June 30, 2009. This estimate and our future capital requirements depend upon numerous factors. These factors include, but are not limited to, the following:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights;

•	costs of expanding sales, marketing and distribution capabilities;

•	the extent of our ongoing research and development programs;

•	the progress of clinical trials; and

•	the effects of competing technological and market developments.
     Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future to achieve profitability, if at all, we will need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. We believe the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing, and additional financing may not be available at all, or in amounts or upon terms acceptable to us, especially in light of the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the three months ended September 30, 2008, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 11, 2008.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2008.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. The risks described below that are marked with an asterisk (*) are those risks that contain substantive changes from the risks described in Cardica’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008.
Risks Related to Our Business
* We are dependent upon the success of our current products, and we have U.S. regulatory clearance for our C-Port and PAS-Port systems only. We cannot be certain that the C-Port and PAS-Port systems will be successfully commercialized in the United States. If we are unable to successfully commercialize our products in the United States, our ability to generate revenue will be significantly delayed or halted, and our business will be harmed.
     We have expended significant time, money and effort in the development of our current products, the C-Port systems and the PAS-Port system. If we are not successful in commercializing our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006), our C-Port Flex A in April 2007 and our C-Port X-CHANGE in December 2007. We commenced U.S. sales of our PAS-Port system in September 2008. We anticipate that our ability to increase our revenue significantly will depend on the successful commercialization of the PAS-Port system in the United States and elsewhere and the continued adoption of our current C-Port systems and later generations of the C-Port systems in the United States.
     A prior automated proximal anastomosis device was introduced by another manufacturer in the United States in 2001. The FDA received reports of apparently device-related adverse events, and in 2004, the device was voluntarily withdrawn from the market by the manufacturer. Moreover, physicians who have experience with or knowledge of prior anastomosis devices may be predisposed against using our C-Port or PAS-Port systems, which could limit market acceptance. If we fail to achieve significant market adoption, our business, financial condition and results of operations would be materially harmed.
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
We have limited data regarding the safety and efficacy of the PAS-Port and C-Port systems, and have only recently commenced U.S. commercialization of our C-Port and PAS-Port systems. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our devices are adopted.
     The C-Port and PAS-Port systems are innovative products, and our success depends upon their acceptance by the medical community as safe and effective. An important factor upon which the efficacy of the C-Port and PAS-Port systems will be measured is long-term data regarding the duration of patency, or openness, of the artery or the graft vessel. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in cardiac bypass surgery, and the results of short-term clinical experience of the C-Port and PAS-Port systems do not necessarily predict long-term clinical benefit. We believe that physicians will compare long-term patency for the C-Port and PAS-Port devices against alternative procedures, such as hand-sewn anastomoses. If the long-term rates of patency do not meet physicians’ expectations, or if physicians find our devices unsafe, the C-Port and PAS-Port systems may not become widely adopted and physicians may recommend alternative treatments for their patients. In addition, we have recently commenced U.S. commercialization of our C-Port and PAS-Port systems. Any adverse experiences of physicians using the C-Port and PAS-Port systems, or adverse outcomes to patients, may deter physicians from using our products and negatively impact product adoption.
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
     The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:
•	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not approve a clinical trial protocol or a clinical trial;

•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;

•	clinical trial sites decide not to participate or cease participation in a clinical trial;

•	patients experience adverse side effects or events related to our products;

•	patients die or suffer adverse medical effects during a clinical trial for a variety of reasons, which may not be related to our product candidates, including the advanced stage of their disease and other medical problems;

•	third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

•	third-party suppliers fail to provide us with critical components that conform to design and performance specifications;

•	the failure of our manufacturing processes to produce finished products that conform to design and performance specifications;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical trial are inconclusive or negative;

•	pre-clinical or clinical data is interpreted by third parties in different ways; or

•	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.
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
     We derive a substantial portion of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three-month periods ended September 30, 2008 and 2007, sales to Century accounted for approximately 16% and 29%, respectively, of our total product sales. For fiscal years 2008 and 2007, sales to Century accounted for approximately 20% and 42%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
* We will need to increase the size of our organization, and we may experience difficulties in managing this growth.
     As of September 30, 2008, we had 94 employees. We will need to continue to expand our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively manage our operations, growth and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.

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

     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of November 3, 2008, we were not aware of any existing product liability claims.
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
Risks Related to Our Finances and Capital Requirements
* We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.
     We have incurred net losses since our inception in October 1997. As of September 30, 2008, our accumulated deficit was approximately $97.4 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.
     Our cost of product sales was 71% and 99% of our net product sales for the three-month periods ended September 30, 2008 and 2007, respectively. Our cost of product sales was 97% and 137% of our net product sales for fiscal years 2008 and 2007, respectively. We expect high cost of product sales to continue for the foreseeable future. In addition, we expect that our operating expenses will increase as we expand our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
     Sales of our products and development activities generated only $2.1 million and $1.3 million for the three-month periods ended September 30, 2008 and 2007, respectively. For fiscal years 2008, 2007, and 2006, sales of our products and development activities generated only $7.6 million, $3.5 million and $2.1 million of revenue, respectively.
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

     Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through June 30, 2009. This estimate and our future capital requirements depend upon numerous factors. These factors include, but are not limited to, the following:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	costs of expanding sales, marketing and distribution capabilities;

•	the extent of our ongoing research and development programs;

•	the progress and results of clinical trials; and

•	effects of competing technological and market developments.
     Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future to achieve profitability, if at all, we will need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. We believe the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing, and additional financing may not be available at all, or in amounts or upon terms acceptable to us, especially in light of the current economic environment. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs.
If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our debt obligation that becomes due in 2010.
     As of September 30, 2008, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century that are due in June 2010. This indebtedness has and may continue to impact us by:
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
     Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 26% of our outstanding common stock as of September 30, 2008. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.
Evolving regulation of corporate governance and public disclosure will result in additional expenses and continuing uncertainty.
     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and The Nasdaq Stock Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure will result in increased general and administrative expenses and a diversion of management time and attention from product-generating and revenue-generating activities to compliance activities. For example, in fiscal year 2008, we incurred increased accounting and consultant expenses to comply with the internal control requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.
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

ITEM 6. EXHIBITS.

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †

3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as the same number Exhibit to Form 8-K filed August 19, 2008 (File No. 000-51772), and incorporated herein by reference).

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

4.6	Form of Warrant dated June 2007. (2)

4.7	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)

4.8	Amended an restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †

4.9	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)

10.25	Bonus Plan for Vice President of Worldwide Sales and Marketing effective August 13, 2008. + (1)

10.26	Additional Compensation Information for Named Executive Officers. + (1)

10.27	Letter Agreement with Frederic M. Bauer. +

10.28	Cardica, Inc. Non-Employee Director Compensation. +

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: November 6, 2008	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: November 6, 2008	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †

3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as the same number Exhibit to Form 8-K filed August 19, 2008 (File No. 000-51772), and incorporated herein by reference).

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

4.6	Form of Warrant dated June 2007. (2)

4.7	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)

4.8	Amended an restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †

4.9	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)

10.25	Bonus Plan for Vice President of Worldwide Sales and Marketing effective August 13, 2008. + (1)

10.26	Additional Compensation Information for Named Executive Officers. + (1)

10.27	Letter Agreement with Frederic M. Bauer. +

10.28	Cardica, Inc. Non-Employee Director Compensation. +

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.