Form 10-Q
period 2008-12-31
CARDICA INC
filed 2009-02-04
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
     On February 3, 2009, there were 15,818,946 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2008	2008
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$10,086	$9,221
Short-term investments	3,000	14,044
Accounts receivable	907	716
Inventories	2,256	1,393
Prepaid expenses and other current assets	298	418

Total current assets	16,547	25,792

Property and equipment, net	1,871	1,948
Restricted cash	510	510

Total assets	$18,928	$28,250

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$822	$1,200
Accrued compensation	653	1,011
Other accrued liabilities	598	1,117
Leasehold improvement obligation	—	11
Deferred development revenue	2,007	1,485
Deferred rent	11	9

Total current liabilities	4,091	4,833

Note payable	2,000	2,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,818,946 and 15,784,655 shares issued and outstanding at December 31, 2008 and June 30, 2008, respectively	16	16
Additional paid-in capital	115,605	114,494
Treasury stock at cost (66,227 shares at December 31, 2008 and June 30, 2008)	(596)	(596)
Deferred stock compensation	(137)	(282)
Accumulated other comprehensive gain (loss)	3	(12)
Accumulated deficit	(102,054)	(92,203)

Total stockholders’ equity	12,837	21,417

Total liabilities and stockholders’ equity	$18,928	$28,250

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenue:
Product sales, net	$1,995	$1,283	$3,555	$2,309
Development revenue	928	395	1,451	702
Royalty revenue	21	16	44	32

Total net revenue	2,944	1,694	5,050	3,043

Operating costs and expenses:
Cost of product sales	1,463	1,199	2,573	2,212
Research and development	2,079	1,746	4,404	3,434
Selling, general and administrative	4,109	3,176	8,001	5,729

Total operating costs and expenses	7,651	6,121	14,978	11,375

Loss from operations	(4,707)	(4,427)	(9,928)	(8,332)

Interest income	43	283	141	553
Interest expense	(30)	(25)	(60)	(50)
Other income (expense)	(3)	2	(4)	3

Net loss	$(4,697)	$(4,167)	$(9,851)	$(7,826)

Basic and diluted net loss per common share	$(0.30)	$(0.29)	$(0.63)	$(0.56)

Shares used in computing basic and diluted net loss per common share	15,781	14,471	15,761	14,037

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	December 31,
	2008	2007
Operating activities:
Net loss	$(9,851)	$(7,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	436	435
Loss on disposal of property and equipment	11	12
Stock-based compensation expenses	1,128	788
Changes in assets and liabilities:
Accounts receivable	(191)	(304)
Prepaid expenses and other current assets	120	50
Inventories	(863)	140
Accounts payable and other accrued liabilities	(897)	(490)
Accrued compensation	(358)	64
Deferred development revenue	522	220
Deferred rent	2	(54)
Leasehold improvement obligation	(11)	(61)

Net cash used in operating activities	(9,952)	(7,026)

Investing activities:
Purchases of property and equipment	(370)	(956)
Purchases of short-term investments	(4,971)	(20,853)
Proceeds from maturities of short-term investments	16,030	14,853

Net cash provided by (used in) investing activities	10,689	(6,956)

Financing activities:
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	128	76
Net proceeds from issuance of common stock	—	15,377

Net cash provided by financing activities	128	15,453

Net increase in cash and cash equivalents	865	1,471
Cash and cash equivalents at beginning of period	9,221	14,539

Cash and cash equivalents at end of period	$10,086	$16,010

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2008
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
     Unrealized gains or losses on available-for-sale securities at December 31, 2008 and June 30, 2008 are classified as accumulated other comprehensive gain (loss) on the accompanying balance sheet.
     Available-for-sale securities at December 31, 2008 consisted of debt instruments of the U.S. Treasury. We restrict our exposure to any single corporate issuer by imposing concentration limits.
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
     SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company used the Black-Scholes model to value its new stock option grants under SFAS No. 123R, with the following assumptions:

	Three months ended				Six months ended
	December 31,				December 31,
	2008		2007		2008		2007
Risk-free interest rate		1.72%		3.53%		2.57%		3.53%
Dividend yield		—		—		—		—
Weighted-average expected life	4.51	years	4.6	years	4.53	years	4.6	years
Volatility		59%		52%		55%		52%
     Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2009 and 2008 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107 “Share-Based Payment” As extended by SAB 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses of $470,000, or $0.03 per share, and $397,000, or $0.03 per share, for the three months ended December 31, 2008 and 2007, respectively, and $984,000, or $0.06 per share, and $633,000, or $0.05 per share, for the six months ended December 31, 2008 and 2007, respectively.
     Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation recorded prior to the adoption of SFAS No. 123R (in thousands).

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Cost of product sales	$53	$13	$87	$27
Research and development	143	146	334	255
Selling, general and administrative	345	316	707	506

Total	$541	$475	$1,128	$788

     The Company recorded stock compensation expense associated with the amortization of deferred stock compensation of $70,000 and $78,000 for the three-month periods ended December 31, 2008 and 2007, respectively, and $140,000 and $155,000 for the six-month periods ended December 31, 2008 and 2007, respectively.
     The expected future amortization expense for deferred stock compensation as of December 31, 2008 is as follows (in thousands):

Fiscal year ending June 30, 2009 (remaining)	$118
2010	19

$137

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
Activity in our Stock-Based Compensation Plans:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available for	Number	Price Per
	Grant	of Shares	Share
Balance at June 30, 2008	470,355	1,334,132	$5.10
Shares reserved	500,000	—	—
Options granted	(530,050)	530,050	8.03
Restricted shares issued	(500)	—	—
Options exercised	—	(33,791)	3.80
Options forfeited	37,011	(37,011)	7.63

Balance at December 31, 2008	476,816	1,793,380	$5.94

     The following table summarizes information about options outstanding and vested and exercisable at December 31, 2008:

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$1.35 - $2.25	157,117	3.94	157,117
$2.85	361,656	6.08	337,107
$3.45 - $6.00	258,807	5.79	84,026
$6.03	258,716	5.42	96,072
$6.75 - $8.00	277,488	6.54	150,442
$8.30 - $9.00	34,083	6.37	10,555
$9.20 - $9.75	445,513	6.65	53,596

Total outstanding	1,793,380	5.97	888,915

Options vested and expected to vest	1,588,117	5.92

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

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net loss	$(4,697)	$(4,167)	$(9,851)	$(7,826)

Denominator:
Weighted-average common shares outstanding	15,817	14,531	15,806	14,074
Less: Weighted-average non-vested common shares subject to repurchase	—	(1)	—	(2)
Less: Non-vested restricted shares	(36)	(59)	(45)	(35)

Denominator for basic and diluted net loss per common share	15,781	14,471	15,761	14,037

Basic and diluted net loss per common share	$(0.30)	$(0.29)	$(0.63)	$(0.56)

Outstanding securities not included in historical diluted net loss per common share calculation because their effect would be antidilutive:

	December 31,
	2008	2007
Options to purchase common stock	1,793	1,351
Non-vested restricted shares	35	62
Warrants	680	732

Total	2,508	2,145

NOTE 4—COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities, in accordance with SFAS No. 130, “Reporting Comprehensive Income”.
     Comprehensive loss and its components for the three- and six-month periods ended December 31, 2008 and 2007 were as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net loss	$(4,697)	$(4,167)	$(9,851)	$(7,826)
Change in unrealized loss on investments	6	1	15	(2)

Comprehensive loss	$(4,691)	$(4,166)	$(9,836)	$(7,828)

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

Level 1 —	Quoted prices in active markets for identical assets or liabilities.

Level 2 —	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
     All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of December 31, 2008
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$2,500	$—	$—	$2,500
Short-term investments:
U.S Treasury bonds	3,000	—	—	3,000

Total assets at fair value	$5,500	$—	$—	$5,500

     Cash equivalents, primarily funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in Cash and cash equivalents in the Company’s Condensed Balance Sheets. Cash equivalents other than money market funds are valued primarily using observable inputs other than quoted market prices and are included in Level 1 inputs.
     The Company’s short-term investments consisted of investments in U.S. Treasury bonds. These investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. The fair value of these investments is included in Short-term investments in the Company’s Condensed Balance Sheets. Short-term investments are included in Level 1 as their fair value is based on market prices/quotes for similar assets and/or other sources of observable information.
     The Company did not elect to apply the fair value option under the provisions of SFAS No. 159 to any of its currently eligible financial assets or liabilities. As of December 31, 2008, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable, accounts payable, deferred development revenue and note payable, are reported at their current carrying values.
NOTE 6 —SHORT-TERM INVESTMENTS
The following is a summary of short-term investments (in thousands):

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
U.S Treasury bonds	$2,997	$3	$—	$3,000

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Commercial paper	$4,786	$—	$(6)	$4,780
Federal agency bonds	9,268	2	(6)	9,264

Total	$14,054	$2	$(12)	$14,044

NOTE 7—INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2008	2008
Raw materials	$709	$634
Work in progress	433	209
Finished goods	1,114	550

	$2,256	$1,393

NOTE 8—LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
     In December 2005, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated (“Cook”), to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Cook has received an exclusive worldwide, royalty-bearing license, with the rights to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. To date, the Company has received payments pursuant to this agreement totaling $5.2 million, including $973,000 received during the six-month period ended December 31, 2008, and $572,000 received in the same period in 2007. The Company recorded as development revenue under the agreement a total of $497,000 and $258,000 for the three-month periods ending December 31, 2008 and 2007, respectively, and $727,000 and $496,000 for the six-month periods ending December 31, 2008 and 2007, respectively. A total of $804,000 pursuant to this agreement has been recorded as deferred development revenue on the balance sheet as of December 31, 2008. The Company will receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any. In addition, during the six month period ended December 31, 2008 the Company recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device. No product sales of the Cook Vascular Closure device were recognized during the six-month period ended December 31, 2007.
     In June 2007, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. To date, the Company has received payments pursuant to this agreement totaling $3.2 million, including $1.0 million received during the six-month period ended December 31, 2008, and $350,000 received in the same period in 2007. The Company recorded as development revenue under the agreement a total of $431,000 and $137,000 for the three-month periods ending December 31, 2008 and 2007, respectively, and $724,000 and $206,000 for the six-month periods ending December 31, 2008 and 2007, respectively. A total of $1.2 million received pursuant to this agreement has been recorded as deferred development revenue on the balance sheet as of December 31, 2008. The Company is also entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. The Company will receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
NOTE 9—SUBSEQUENT EVENT
     On January 7, 2009, the Company announced an initiative to reduce its costs by eliminating approximately 13 positions, reducing the Company’s total workforce by approximately 13%. The Company completed the reduction in force in January 2009. The Company estimates that the total charge to be incurred during the three month period ending March 31, 2009 in connection with this reduction in workforce will be approximately $201,000 of which approximately $184,000 has been paid for severance payments with the balance comprised of estimated payments for outplacement services.

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
Overview
     We design, manufacture and market proprietary automated anastomotic systems used by surgeons to perform coronary bypass surgery. In coronary artery bypass grafting, or CABG, procedures, veins or arteries are used to construct alternative conduits to restore blood flow beyond closed or narrowed portions of coronary arteries, “bypassing” the occluded portion of the coronary artery that is impairing blood flow to the heart muscle. Our products provide cardiovascular surgeons with easy-to-use automated systems to perform consistent, rapid and reliable connections, or anastomoses, of the vessels, which surgeons generally view as the most critical aspect of the bypass procedure. We currently sell our C-Port® Distal Anastomosis Systems, or C-Port systems, in the United States and Europe. The C-Port systems include the C-Port xA system, which was cleared by the U.S. Food and Drug Administration, or FDA, in November 2006, the C-Port Flex A system, which was cleared by the FDA in April 2007, and the C-Port X-CHANGE system, which was cleared by the FDA in December 2007. Each of the C-Port systems is used to perform a distal anastomosis, which is the connection of a bypass graft vessel to a coronary artery downstream of the occluded portion of the coronary artery. We received 510(k) clearance to market our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States in September 2008. We currently sell our PAS-Port system in the United States, Europe and through a distributor in Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood.
     We manufacture C-Port systems and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For fiscal year 2008, we generated net revenue of $7.6 million, including $2.6 million of development revenue, and incurred a net loss of $18.2 million.
     Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the next several years as we endeavor to increase adoption of our C-Port systems and PAS-Port system. To date, our systems have had limited commercial adoption. In an effort to align our operating expense growth with our expected future product sales, on January 7, 2009, we announced an initiative to reduce our costs by eliminating 13 positions, primarily in the commercial field organization.
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

     Failure to obtain broader adoption of our C-Port system and PAS-Port system will further delay potential profitability and negatively impact our financial results and financial position. In addition, we will need to raise additional funds to support our operations, and such funding may not be available to us on acceptable terms, or at all. If we are unable to raise additional funds when needed, we may need to delay, scale back or eliminate some or all of our operations, including sales and marketing activities and product development
Agreements with Cook Incorporated
     In December 2005, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under the agreement, Cook funds certain development activities, and we and Cook jointly develop the device. Cook has received an exclusive worldwide, royalty-bearing license, with the rights to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. To date, we have received payments totaling $5.2 million, including $973,000 received during the six-month period ended December 31, 2008, and $572,000 received in the same period in 2007. We recorded as development revenue under the agreement a total of $497,000 and $258,000 for the three-month periods ending December 31, 2008 and 2007, respectively, and $727,000 and $496,000 for the six-month periods ending December 31, 2008 and 2007, respectively. A total of $804,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of December 31, 2008. We will receive a royalty based on Cook’s annual worldwide sales of the Cook Vascular Closure Device, if any. In addition, during the six-month period ended December 31, 2008 we recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device. No product sales of the Cook Vascular Closure device were recognized during the six-month period ended December 31, 2007.
     In June 2007, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. To date, we have received payments totaling $3.2 million including $1.0 million received during the six-month period ended December 31, 2008, and $350,000 received in the same period in 2007. We recorded as development revenue under the agreement a total of $431,000 and $137,000 for the three-month periods ending December 31, 2008 and 2007, respectively, and $724,000 and $206,000 for the six-month periods ending December 31, 2008 and 2007, respectively. A total of $1.2 million under this agreement has been recorded as deferred development revenue on the balance sheet as of December 31, 2008. We are also entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. We will receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
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
     Stock-Based Compensation. During fiscal year 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payments”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee and director services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Upon adoption of SFAS No. 123R, we elected to recognize compensation expense using the accelerated method. Prior to the adoption of SFAS No. 123R in the second quarter of fiscal year 2006, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees” and FASB Interpretation No., or FIN, 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” We adopted SFAS No. 123R applying the “prospective method” under which we would continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, we would continue to apply APB 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.
     The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107, “Stock-Based Payment” As extended by SAB 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal year 2009 and 2008 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size and financial leverage. The risk-free interest rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We recognize the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded stock-based compensation expense of $470,000, or $0.03 per share and $397,000, or $0.03 per share, for the three month periods ended December 31, 2008 and 2007, respectively, and $984,000, or $0.06 per share and $633,000, or $0.05 per share, for the six month periods ending December 31, 2008 and 2007, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.8 million at December 31, 2008 and is expected to be recognized over the next 47 months.
     Prior to the adoption of SFAS No. 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standard Board, or FASB, Interpretation No., or FIN 44, “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB No. 25.” Upon adoption of SFAS No. 123R we applied the “prospective method” under which we continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner that we had accounted for them prior to adoption, that is, we continue to apply APB No. 25 in future periods to equity awards outstanding at the date we adopted SFAS No. 123R. Total unamortized deferred stock-based compensation at December 31, 2008 is approximately $137,000. We expect to record aggregate amortization of stock-based compensation expenses of $118,000 for the remainder of fiscal year 2009 and $19,000 in fiscal year 2010.
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
     Effective July 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our results of operations or financial condition. Our adoption of SFAS No. 157 is more fully described in Note 5 entitled Fair Value Measurements of “Notes to Condensed Financial Statements.”

Results of Operations
Comparison of the three month periods ended December 31, 2008 and 2007
     Net Revenue. Total net revenue increased by $1.2 million, or 74%, to $2.9 million for the three months ended December 31, 2008 compared to $1.7 million for the same period in 2007. Product sales increased by $712,000, or 55%, to $2.0 million for the three months ended December 31, 2008 compared to $1.3 million for the same period in 2007. The increase in product sales for the three months ended December 31, 2008 reflected a full quarter of sales of the PAS-Port system in the United States, offset in part by lower sales of C-Port systems in the United States. Product sales for the three month period ended December 31, 2007 did not include any PAS-Port system sales as this product was not cleared by the FDA until September 2008.
     For the three-month periods ended December 31, 2008 and 2007, sales to Century Medical, Inc., our distributor in Japan, accounted for approximately 11% and 16%, respectively, of our total product sales.
     The failure to obtain new significant customers or additional orders from our existing customers will materially affect our operating results.
     Development revenue was $928,000 and $395,000 for the three-month periods ended December 31, 2008 and 2007, respectively. The development revenue for the three-month period ended December 31, 2008 was comprised of $497,000 for development activities for the Cook Vascular Closure Device under our development agreement with Cook and $431,000 for development activities on the PFO project also under a development agreement with Cook.
     Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased $264,000, or 22%, to $1.5 million for the three months ended December 31, 2008 compared to $1.2 million for the same period in 2007. The increase in cost of product sales in the three months ended December 31, 2008 was primarily attributable to increased sales of our products of $239,000 and higher production scrap of C-Port systems totaling $155,000, offset in part by lower warranty charges of $50,000 and higher production cost absorption of $39,000 for increased units manufactured during the period.
     Research and Development Expense. Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expense increased by $333,000, or 19%, to $2.1 million for the three months ended December 31, 2008 compared to $1.7 million for the same period in 2007. The increase in costs for the three month period ended December 31, 2008 was primarily attributable to increases in tooling and mold expenses of $309,000 for the C-Port xV system and Cook development projects and an increase of personnel related expenses of $95,000, offset in part by lower clinical trial expenses of $126,000 as a result of completing the PAS-Port clinical trial in December 2007.
     We anticipate that research and development expenses will increase in absolute terms in future periods as we conduct new clinical trials, continue to enhance our existing product lines and seek to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of stock-based compensation charges, administrative, sales and marketing personnel and marketing expenses. Selling, general and administrative expense increased $933,000, or 29%, to $4.1 million for the three months ended December 31, 2008 compared to $3.2 million for the same period in 2007. The increase in selling, general and administrative expense in the three-month period ended December 31, 2008 was primarily attributable to higher personnel and travel expenses of $649,000 related to our field sales force in the United States to sell C-Port and PAS-Port systems, an increase in demonstration product expenses of $146,000 for training of physicians in the United States and an increase in facility and related expenses of $120,000, offset in part by lower legal expenses of $150,000 as a result of settling prior patent infringement litigation in April 2008.

     We expect selling, general and administrative expense to decrease in absolute terms as a result of the cost reduction measures, including the reduction in force, taken in January 2009.
     Interest Income. Interest income decreased $240,000, or 85%, to $43,000 for the three months ended December 31, 2008 compared to $283,000 for the same period in 2007. The decrease in interest income for the three months ended December 31, 2008 was primarily due to lower overall market interest rates and lower cash and short-term investment balances available for investing during the period.
     Interest Expense. Interest expense increased $5,000, or 20%, to $30,000 for the three months ended December 31, 2008 compared to $25,000 for the same period in 2007. The increase in interest expense for the three months ended December 31, 2008 reflects a higher contractual interest rate of 6% per annum payable on our $2.0 million debt to Century Medical.
Comparison of the six month periods ended December 31, 2008 and 2007
     Net Revenue. Total net revenue increased by $2.0 million, or 66%, to $5.0 million for the six months ended December 31, 2008 compared to $3.0 million for the same period in 2007. Product revenue increased by $1.2 million, or 54%, to $3.5 million for the six months ended December 31, 2008 compared to $2.3 million for the same period in 2007.
     For the six-month periods ended December 31, 2008 and 2007, sales to Century Medical, Inc., our distributor in Japan, accounted for approximately 13% and 22%, respectively, of our total product sales.
     The increase in product sales for the six months ended December 31, 2008 was primarily the result of the introduction of our PAS-Port system in the United States. Product sales for the six-month period ended December 31, 2007 did not include any U.S. PAS-Port system sales as the system was not cleared by the FDA until September 2008.
     Development revenue was $1.5 million and $702,000 for the six-month periods ended December 31, 2008 and 2007, respectively. The development revenue for the six-month period ended December 31, 2008 was comprised of $727,000 for development activities for the Cook Vascular Closure Device under our development agreement with Cook and $724,000 for development activities on the PFO project also under a development agreement with Cook.
     Cost of Product Sales. Cost of product sales increased $361,000, or 16%, to $2.6 million for the six months ended December 31, 2008 compared to $2.2 million for the same period in 2007. The increase in costs in the six months ended December 31, 2008 was primarily attributable to increased unit sales of our products during the period of $498,000 and higher production scrap expenses of $400,000 on production of C-Port systems and $134,000 for PAS-Port systems, offset in part by lower warranty charges of $94,000 and higher production cost absorption of $494,000 for increased units manufactured during the period.
     Research and Development Expense. Research and development expense increased by $970,000, or 28%, to $4.4 million for the six months ended December 31, 2008 compared to $3.4 million for the same period in 2007. The increase in costs for the six-month period ended December 31, 2008 was attributable to increases in tooling, molds and prototype expenses of $617,000 for the C-Port xV and Cook projects and increased personnel expenses of $237,000.
     We anticipate that research and development expense will increase in absolute terms in future periods as we continue the clinical study for the PAS-Port system, continue to enhance our existing product lines and begin to develop new applications of our technology.
     Selling, General and Administrative Expense. Selling, general and administrative expense increased $2.3 million, or 40%, to $8.0 million for the six months ended December 31, 2008 compared to $5.7 million for the same period in 2007. The increase in expenses in the six-month period ended December 31, 2008 was attributable to higher sales and marketing expenses to support field sales activities in the United

States to sell C-Port systems and PAS-Port systems, including increased personnel related expenses of $992,000, higher product demonstration expense of $359,000, higher travel of $212,000 and higher non-cash stock compensation charges of $200,000, offset in part by a decrease in legal expenses of $188,000.
     Interest Income. Interest income decreased $412,000, or 75%, to $141,000 for the six months ended December 31, 2008 compared to $553,000 for the same period in 2007. The decrease in interest income for the six months ended December 31, 2008 was primarily due to lower overall market interest rates and lower average cash and short-term investment balances available for investing during the period.
     Interest Expense. Interest expense increased $10,000, or 20%, to $60,000 for the six months ended December 31, 2008 compared to $50,000 for the same period in 2007. The increase in interest expense for the six months ended December 31, 2008 reflects a higher contractual interest rate of 6% per annum payable on our $2.0 million debt to Century Medical.
Off Balance Sheet Arrangements
     As of December 31, 2008, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2011, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
     As of December 31, 2008, our accumulated deficit was $102.1 million, and we had cash, cash equivalents and short-term investments of $13.1 million and total long-term debt of $2.0 million. We currently invest our cash and cash equivalents in money market funds. We place our short-term investments in debt instruments of the U.S. Treasury. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock.
     Summary cash flow data is as follows (in thousands):

	Six months ended
	December 31,
	2008	2007
Net cash used in operating activities	$(9,952)	$(7,026)
Net cash provided by (used in) investing activities	10,689	(6,956)
Net cash provided by financing activities	128	15,453
     Net cash used in operating activities for the six-month periods ended December 31, 2008 and 2007 was $10.0 million and $7.0 million, respectively. The net use of cash for the six months ended December 31, 2008 was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, an increase in inventories to support higher sales of our products, a decrease in accounts payable and accrued liabilities reflecting payments made during the period, offset in part by a net increase of $522,000 in deferred revenue reflecting approximately $2.0 million received from Cook less development revenue recognized during the period. The net use of cash for the six months ended December 31, 2007 was attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, an increase in accounts receivable reflecting increased product revenues and a decrease in accounts payable and other accrued liabilities resulting from payments made for professional services and $360,000 to Allen & Company (a related-party) for advisory services.
     Net cash provided by investing activities for the six-month period ended December 31, 2008 was $10.7 million compared to net cash used by investing activities for the six-month period ended December 31, 2007 totaling $7.0 million. Net cash used or provided by investing activities represents the net purchases, sales and maturities of investments and purchases of property and equipment. Net cash provided by investing activities for the six-month period ended December 31, 2008 was primarily related to net maturities of investments as a result not reinvesting the cash proceeds to maintain a shorter average maturity of investments and to fund our net operating loss for the period. Net cash used by investing activities for the six months ended December 31, 2007 was primarily related to net purchases of investments as a result of increased cash available for investing received from the public offering in November 2007. Purchases of property and equipment were $370,000 and $956,000 in the six-month periods ended December 31, 2008 and 2007, respectively.

     Net cash provided by financing activities for the six-month periods ended December 31, 2008 and 2007 was $128,000 and $15.5 million, respectively. Net cash provided by financing activities for the six-month period ended December 31, 2008 was primarily from proceeds received from the exercise of stock options during the period. Net cash provided by financing activities for the six-month period ended December 31, 2007 was primarily from proceeds received from the sale of common stock in the November 2007 public offering of our common stock and from the underwriters’ exercise of the over-allotment during the period.
     We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through September 30, 2009. This estimate and our future capital requirements depend upon numerous factors. These factors include, but are not limited to, the following:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	costs of maintaining sales, marketing and distribution capabilities;

•	the extent of our ongoing research and development programs;

•	the progress of clinical trials; and

•	effects of competing technological and market developments.
     Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development or licensing agreements we enter into may require us to relinquish valuable rights. We believe the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing, and additional financing may not be available at all, or in amounts or upon terms acceptable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the six months ended December 31, 2008, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 11, 2008.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2008.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We are in the beginning stages of building a sales and marketing organization, and we have limited experience as a company in the sales, marketing and distribution of our products. Century is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must continue to develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. In January 2009, we effectuated a reduction in force to better align our expected expense growth with product revenue opportunities in the United States as we sell our products. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. To the extent that we enter into arrangements with third parties to perform sales and marketing services, our product sales may be lower than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.
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
     We derive a substantial portion of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the six-month periods ended December 31, 2008 and 2007, sales to Century accounted for approximately 14% and 22%, respectively, of our total product sales. For fiscal years 2008 and 2007, sales to Century accounted for approximately 20% and 42%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
* If we fail to retain key personnel, or to retain our executive management team, we may be unable to successfully develop or commercialize our products.
     As of December 31, 2008, we had 96 employees and on January 7, 2009, we reduced the total number of employees in the company by 13. We have a total of 18 employees in the sales and marketing organization. We will need to continue to maintain our managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain current and future operating activities. Our need to effectively manage our operations and programs requires that we continue to improve our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale and, accordingly, may not achieve our research, development and commercialization goals.
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
     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of February 1, 2009, we were not aware of any existing product liability claims.
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
     We have incurred net losses since our inception in October 1997. As of December 31, 2008, our accumulated deficit was approximately $102.1 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008, and our short commercialization experience makes it difficult for us to predict future performance. Our failure to accurately predict financial performance may lead to volatility in our stock price.
     Our cost of product sales was 72% and 96% of our net product sales for the six-month periods ended December 31, 2008 and 2007, respectively. Our cost of product sales was 97% and 137% of our net product sales for fiscal years 2008 and 2007, respectively. We expect high cost of product sales to continue for the foreseeable future. In addition, we expect that our operating expenses will increase as we expand our commercialization efforts and devote resources to our sales and marketing, as well as conduct other research and development activities. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
We currently lack a significant source of product sales, and we may not become or remain profitable.
     Our ability to become and remain profitable depends upon our ability to generate product sales. Our ability to generate significant continuing revenue depends upon a number of factors, including:
•	achievement of broad acceptance for our products;

•	achievement of U.S. regulatory clearance or approval for our additional products;

•	successful completion of ongoing clinical trials for our products; and

•	successful sales, manufacturing, marketing and distribution of our products.
     Sales of our products and development activities generated only $5.1 million and $3.0 million for the six-month periods ended December 31, 2008 and 2007, respectively. For fiscal years 2008, 2007, and 2006, sales of our products and development activities generated only $7.6 million, $3.5 million and $2.1 million of revenue, respectively.

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
     Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through September 30, 2009. This estimate and our future capital requirements depend upon numerous factors. These factors include, but are not limited to, the following:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	costs of maintaining sales, marketing and distribution capabilities;

•	the extent of our ongoing research and development programs;

•	the progress and results of clinical trials; and

•	effects of competing technological and market developments.
     Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future to achieve profitability, if at all, we will need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development or license agreements with third parties. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development or licensing agreements we enter into may require us to relinquish valuable rights. We believe the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing, and additional financing may not be available at all, or in amounts or upon terms acceptable to us. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.
If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our debt obligation that becomes due in 2010.
     As of December 31, 2008, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century that are due in June 2010. This indebtedness has and may continue to impact us by:
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
     Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 26% of our outstanding common stock as of December 31, 2008. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     On November 19, 2008, our Annual Meeting of Stockholders was held at our corporate offices located at 900 Saginaw Drive, Redwood City, California. During this meeting, our stockholders voted on the following three proposals:
(a) To elect directors to hold office until our Annual Meeting of Stockholders and until their successors are elected and have qualified, or until such director’s death, resignation or removal. The votes regarding the election of the director were as follows:

	Votes
Nominee	For	Withheld
Bernard Hausen	12,583,467	514,358
J. Michael Egan	12,588,917	508,908
Kevin Larkin	12,593,417	504,408
Richard Powers	12,596,617	501,208
Jeffrey Purvin	12,593,417	504,408
Robert Robbins	11,818,926	1,278,899
John Simon	12,515,271	582,554
Stephen Yencho	12,116,582	981,243
William Younger	12,583,077	514,748
(b) To approve an amendment to our 2005 Equity Incentive Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the 2005 Plan by 500,000 shares.

Votes For	Votes against	Abstain
6,550,481	514,143	34,774
(c) To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending June 30, 2009:

Votes For	Votes against	Abstain
12,686,056	389,831	21,938

ITEM 6. EXHIBITS.

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †

3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as the same number Exhibit to Form 8-K filed August 19, 2008 (File No. 000-51772), and incorporated herein by reference).

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

4.6	Form of Warrant dated June 2007. (2)

4.7	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)

4.8	Amended and restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †

4.9	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)

10.2	2005 Equity Incentive Plan, as amended + (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.

Date: February 4, 2009	/s/ Bernard A. Hausen Bernard A. Hausen, M.D., Ph.D President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: February 4, 2009	/s/ Robert Y. Newell Robert Y. Newell Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †

3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as the same number Exhibit to Form 8-K filed August 19, 2008 (File No. 000-51772), and incorporated herein by reference).

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

4.6	Form of Warrant dated June 2007. (2)

4.7	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)

4.8	Amended and restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †

4.9	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)

10.2	2005 Equity Incentive Plan, as amended + (1)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2008 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.