Form 10-Q
period 2009-03-31
CARDICA INC
filed 2009-05-05
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51772

Cardica, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3287832 (I.R.S. Employer Identification No.)

900 Saginaw Drive Redwood City, California (Address of Principal Executive Offices)	94063 (Zip Code)
(650) 364-9975
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     On May 1, 2009, there were 15,829,299 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	June 30,
	2009	2008
	(unaudited)	(Note 1)

Assets
Current assets:
Cash and cash equivalents	$7,880	$9,221
Short-term investments	500	14,044
Accounts receivable	1,146	716
Inventories	1,959	1,393
Prepaid expenses and other current assets	482	418

Total current assets	11,967	25,792

Property and equipment, net	2,160	1,948
Restricted cash	310	510

Total assets	$14,437	$28,250

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$580	$1,200
Accrued compensation	536	1,011
Other accrued liabilities	582	1,117
Leasehold improvement obligation	—	11
Deferred development revenue	1,342	1,485
Deferred rent	19	9

Total current liabilities	3,059	4,833

Note payable	2,000	2,000

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 15,827,299 and 15,784,655 shares issued and outstanding at March 31, 2009 and June 30, 2008, respectively	16	16
Additional paid-in capital	115,986	114,494
Treasury stock at cost (66,227 shares at March 31, 2009 and June 30, 2008)	(596)	(596)
Deferred stock compensation	(72)	(282)
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(105,956)	(92,203)

Total stockholders’ equity	9,378	21,417

Total liabilities and stockholders’ equity	$14,437	$28,250

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net revenue:
Product sales, net	$2,089	$1,045	$5,644	$3,354
Development revenue	728	646	2,179	1,348
Royalty revenue	21	16	65	48

Total net revenue	2,838	1,707	7,888	4,750

Operating costs and expenses:
Cost of product sales	1,538	1,228	4,111	3,440
Research and development	1,893	2,511	6,297	5,945
Selling, general and administrative	3,287	3,724	11,288	9,453

Total operating costs and expenses	6,718	7,463	21,696	18,838

Loss from operations	(3,880)	(5,756)	(13,808)	(14,088)

Interest income	24	237	165	790
Interest expense	(30)	(25)	(90)	(75)
Other income (expense)	(16)	1	(20)	4

Net loss	$(3,902)	$(5,543)	$(13,753)	$(13,369)

Basic and diluted net loss per common share	$(0.25)	$(0.35)	$(0.87)	$(0.92)

Shares used in computing basic and diluted net loss per common share	15,785	15,620	15,769	14,565

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	March 31,
	2009	2008
Operating activities:
Net loss	$(13,753)	$(13,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670	684
Loss on disposal of property and equipment	11	12
Stock-based compensation expenses	1,560	1,247
Changes in assets and liabilities:
Accounts receivable	(430)	(260)
Prepaid expenses and other current assets	(64)	(44)
Inventories	(566)	161
Restricted cash	200	—
Accounts payable and other accrued liabilities	(1,155)	403
Accrued compensation	(475)	242
Deferred development revenue	(143)	1,674
Deferred rent	10	(83)
Leasehold improvement obligation	(11)	(92)

Net cash used in operating activities	(14,146)	(9,425)

Investing activities:
Purchases of property and equipment	(893)	(1,169)
Purchases of short-term investments	(4,974)	(34,700)
Proceeds from maturities of short-term investments	18,530	29,207

Net cash provided by (used in) investing activities	12,663	(6,662)

Financing activities:
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	142	125
Net proceeds from issuance of common stock	—	15,361

Net cash provided by financing activities	142	15,486

Net decrease in cash and cash equivalents	(1,341)	(601)
Cash and cash equivalents at beginning of period	9,221	14,539

Cash and cash equivalents at end of period	$7,880	$13,938

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2009
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
Basis of Presentation
     As of March 31, 2009, we had cash, cash equivalents and short-term investments of $8.4 million and total long-term debt of $2.0 million due in June 2010. We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through September 30, 2009. We are currently seeking a range of financing and strategic alternatives and have engaged Allen & Company LLC to help us evaluate our strategic alternatives. A member of our Board of Directors, John Simon, is a Managing Director at Allen & Company LLC. We may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.
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
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides guidance for using fair value to measure assets and liabilities. The pronouncement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. In February 2008, the FASB issued Staff Position No. FSP 157-2, “Effective Date of

FASB Statement No. 157” (FSP 157-2), which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. The Company adopted the requirements of SFAS No. 157 on July 1, 2008 with respect to its financial assets and liabilities only and it did not have a material impact on its results of operations or financial condition. The adoption of SFAS No. 157 is more fully described in Note 5 entitled Fair Value Measurements of these “Notes to Condensed Financial Statements.”
Use of Estimates
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.
Available-for-Sale Securities
     The Company has classified its investments in marketable securities as available-for-sale. Investments are reported at fair value. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income.
     Unrealized losses on available-for-sale securities at March 31, 2009 and June 30, 2008 are classified as accumulated other comprehensive loss on the accompanying balance sheet.
     Available-for-sale securities at March 31, 2009 consisted of a debt instrument of the U.S. Treasury.
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
     Revenue generated from development contracts is recognized upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the projected costs to complete the project and actual costs incurred to date plus overhead costs for certain project activities. The Company updates its estimates of the projected costs to complete its development projects at each reporting date. Amounts paid but not yet incurred on the project are refundable and are recorded as deferred revenue until such time as the related development expenses are incurred.

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
     SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. There were no stock options awarded during the three-month period ended March 31, 2009. The Company used the Black-Scholes model to value its new stock option grants under SFAS No. 123R, with the following assumptions:

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Risk-free interest rate	—	2.39%	2.57%	2.96%
Dividend yield	—	—	—	—
Weighted-average expected life	—	4.6 years	4.5 years	4.6 years
Volatility	—	53%	55%	52%
     Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2009 and 2008 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107 as extended by SAB 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses under SFAS No. 123R of $366,000, or $0.02 per share, and $382,000, or $0.02 per share, for the three-month periods ended March 31, 2009 and 2008, respectively, and $1.4 million, or $0.09 per share, and $1.0 million, or $0.07 per share, for the nine-month periods ended March 31, 2009 and 2008, respectively.
     Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation recorded prior to the adoption of SFAS No. 123R as well as expense recorded under SFAS 123R (in thousands).

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Cost of product sales	$50	$11	$137	$38
Research and development	120	196	455	451
Selling, general and administrative	262	252	968	758

Total	$432	$459	$1,560	$1,247

     The Company recorded stock-based compensation expense associated with the amortization of deferred stock compensation of $65,000 and $77,000 for the three-month periods ended March 31, 2009 and 2008, respectively, and $205,000 and $233,000 for the nine-month periods ended March 31, 2009 and 2008, respectively.
     The expected future amortization expense for deferred stock compensation as of March 31, 2009 is as follows (in thousands):

Fiscal year ending June 30, 2009 (remaining)	$52
2010	20

$72

Activity in our Stock-Based Compensation Plans:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available for	Number	Price per
	Future Grant	of Shares	Share
Balance at June 30, 2008	470,355	1,334,132	$5.10
Additional shares reserved	500,000	—	—
Options granted	(530,050)	530,050	8.03
Restricted stock awards issued	(180,850)	—	—
Options exercised	—	(42,144)	3.38
Options forfeited	123,073	(123,073)	7.12

Balance at March 31, 2009	382,528	1,698,965	$5.91

     The following table summarizes information about options outstanding and vested and exercisable at March 31, 2009:

		Weighted-
		Average	Number
	Number	Remaining	Vested and
Exercise Price	Outstanding	Contractual Life	Exercisable
$1.35 - $2.25	150,451	3.70	150,451
$2.85	359,823	5.83	345,938
$3.45 - $6.03	477,921	5.25	210,111
$6.75 - $9.00	304,029	6.22	189,345
$9.20 - $9.75	406,741	6.39	72,321

Total outstanding	1,698,965	5.68	968,166

Options vested and expected to vest	1,545,277

     The following table summarizes information about restricted stock activity for the nin-month period ended March 31, 2009.

		Weighted-Average
		Grant-Date Fair
	Shares	Value per Share
Non-vested restricted stock at June 30, 2008	59,417	—
Awarded	180,850	$3.62
Vested	(24,917)	—
Forfeited	(1,000)	—

Non-vested restricted stock at March 31, 2009	214,350	—

     The fair value of each restricted stock unit award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock unit awards is recognized over the requisite service period adjusted for estimated forfeitures.
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

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(3,902)	$(5,543)	$(13,753)	$(13,369)

Denominator:
Weighted-average common shares outstanding	15,819	15,681	15,811	14,610
Less: Weighted-average non-vested common shares subject to repurchase	—	—	—	(1)
Less: Weighted average non-vested restricted shares	(34)	(61)	(42)	(44)

Denominator for basic and diluted net loss per common share	15,785	15,620	15,769	14,565

Basic and diluted net loss per common share	$(0.25)	$(0.35)	$(0.87)	$(0.92)

Outstanding securities not included in historical diluted net loss per common share calculation because their effect would be antidilutive:

	March 31,
	2009	2008
Options to purchase common stock	1,699	1,330
Non-vested restricted shares	214	61
Warrants	680	732

Total	2,593	2,123

NOTE 4—COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities. Comprehensive loss and its components for the three- and nine-month periods ended March 31, 2009 and 2008 were as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net loss	$(3,902)	$(5,543)	$(13,753)	$(13,369)
Change in unrealized loss on investments	(3)	12	12	10

Comprehensive loss	$(3,905)	$(5,531)	$(13,741)	$(13,359)

NOTE 5 —FAIR VALUE MEASUREMENTS
     Effective July 1, 2008, the Company adopted SFAS No. 157, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that describes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3	—	Unobservable inputs that are supported by little or no market activity.
     All financial assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value on a recurring basis are summarized below (in thousands):

	As of March 31, 2009
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$2,009	$—	$—	$2,009
Short-term investments:
U.S Treasury bond	500	—	—	500

Total assets at fair value	$2,509	$—	$—	$2,509

     Cash equivalents, primarily funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments and are included in Cash and cash equivalents in the Company’s Condensed Balance Sheets.
     The Company’s short-term investments as of March 31, 2009 consisted of an investment in a U.S. Treasury bond. This investment is classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. The fair value of this investment is included in Short-term investments in the Company’s Condensed Balance Sheets. Short-term investments are included in Level 1 as their fair value is based on market prices/quotes for identical assets in active markets.

     The Company did not elect to apply the fair value option under the provisions of SFAS No. 159 to any of its currently eligible financial assets or liabilities. As of March 31, 2009, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable, accounts payable, deferred development revenue and note payable, are reported at their current carrying values.
NOTE 6 —SHORT-TERM INVESTMENTS
The following is a summary of short-term investments at March 31, 2009 and June 30, 2008 (in thousands):

March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
U.S Treasury bond	$500	$—	$—	$500

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Available-for-sale securities:
Commercial paper	$4,786	$—	$(6)	$4,780
Federal agency bonds	9,268	2	(6)	9,264

Total	$14,054	$2	$(12)	$14,044

NOTE 7—INVENTORIES
Inventories consisted of the following at March 31, 2009 and June 30, 2008 (in thousands):

	March 31,	June 30,
	2009	2008
Raw materials	$682	$634
Work in progress	237	209
Finished goods	1,040	550

	$1,959	$1,393

NOTE 8—LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
     In December 2005, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated (“Cook”), to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under the agreement, Cook funded certain development activities, the Company and Cook jointly developed the device and Cook received an exclusive worldwide, royalty-bearing license, with respect to the Cook Vascular Closure Device. In April 2009, Cook notified us that it has terminated commercialization and further development efforts related to the Cook Vascular Closure Device. Accordingly, we do not expect to receive further payments from Cook related to this device. To date, the Company has received payments pursuant to this agreement totaling $5.3 million, including $1.0 million received during the nine-month period ended March 31, 2009, and $1.4 million received in the same period in fiscal year 2008. The Company recorded as development revenue under the agreement a total of $401,000 and $315,000 for the three-month periods ending March 31, 2009 and 2008, respectively, and $1.1 million and $811,000 for the nine-month periods ending March 31, 2009 and 2008, respectively. A total of $466,000 pursuant to this agreement has been recorded as deferred development revenue on the balance sheet as of March 31, 2009. In addition, during the nine-month period ended March 31, 2009 the Company recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device. No product sales of the Cook Vascular Closure device were recognized during the nine-month period ended March 31, 2008.
     In June 2007, the Company entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. To date, the Company has received payments pursuant to this agreement totaling $3.2 million, including $1.0 million received during the nine-month period ended March 31, 2009, and $1.7 million received in the same period in fiscal year 2008. The Company recorded as development revenue under the agreement a total of $327,000 and $331,000 for the three-month periods ending March 31, 2009 and 2008, respectively, and $1.1 million and $537,000 for the nine-month periods ending March 31, 2009 and 2008, respectively. A total of $876,000 received pursuant to this agreement has been recorded as deferred development revenue on the balance sheet as of March 31, 2009. The Company is entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. The Company is also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
NOTE 9—REDUCTION IN FORCE
     In January 2009, the Company announced and completed the elimination of 13 positions, reducing the Company’s total workforce by approximately 13% at that time. The total charge incurred during the three month period ending March 31, 2009 in connection with this reduction in workforce was $213,000, of which $194,000 was paid for severance payments and the balance was comprised of payments for outplacement services. The charge was included in research and development expense and selling, general and administrative expense.
     In April 2009, the Company reduced its workforce by approximately 27%, resulting in the termination of employment of 22 employees, in an effort to reduce the Company’s operating expenses. The Company completed the reduction in force in April 2009. The Company estimates that the total charge to be incurred during the three month period ending June 30, 2009 in connection with this reduction in workforce will be approximately $280,000, of which approximately $250,000 will be paid as severance payments and the balance will be used for outplacement services.
NOTE 10—RELATED-PARTY
     In March 2009, the Company engaged Allen & Company LLC to help evaluate strategic alternatives. A member of the Company’s Board of Directors, John Simon, is a Managing Director at Allen & Company LLC. The Company may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of its commercialized products or products in development.

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
     Additionally, we are developing an endoscopic microcutter. Cardica has developed a prototype of the microcutter and is in discussions with multiple potential development and commercialization partners to advance further development. Unless and until this product is developed and cleared for marketing in the United States or elsewhere, or we enter into an arrangement with a development and commercialization partner that provides us with development revenue, we will have ongoing costs related thereto without related revenue. We are also developing a PFO device in collaboration with Cook Incorporated, or Cook, as described below. Our agreement with Cook related to the development of this device, described below, provides us with opportunities for potential milestone and royalty revenue.
     We manufacture C-Port systems and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For fiscal year 2008, we generated net revenue of $7.6 million, including $2.6 million of development revenue, and incurred a net loss of $18.2 million.

     Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. As a result, in order to reduce our operating expenses, in January and April 2009, we reduced our costs by eliminating 13 and 22 positions, respectively, which impacted several functional areas, including research and development, sales and marketing, clinical, regulatory and quality, operations and general and administrative. We expect these reductions in force to impair our ability to continue sales at current or increased levels. We are continuing to evaluate potential additional steps to reduce our operating expenses. We are also seeking to raise additional funds. If adequate funds are not available or revenues from product sales do not increase, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.
     As of March 31, 2009, we had cash, cash equivalents and short-term investments of $8.4 million and total long-term debt of $2.0 million. We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through September 30, 2009. This estimate and our future capital requirements depend upon numerous factors. In addition, we have based this estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through September 30, 2009, we would need to take additional expense reduction actions well in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction in the near term to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including primarily the extent of our sales and marketing efforts related to our commercialized products and the amount of revenues that we receive from product sales, as well as other factors described in the “Liquidity and Capital Resources” section below.
     We are currently seeking a range of financing and strategic alternatives and have engaged Allen & Company LLC to help us evaluate our strategic alternatives. A member of our Board of Directors, John Simon, is a Managing Director at Allen & Company LLC. We may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We believe that the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing or strategic transactions, and we may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets.
Agreements with Cook Incorporated
     In December 2005, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop the Cook Vascular Closure Device, formerly called the X-Port Vascular Closure Device. Under the agreement, Cook funded certain development activities, we and Cook jointly developed the device and Cook received an exclusive worldwide, royalty-bearing license with respect to the Cook Vascular Closure Device. In April 2009, Cook notified us that it has terminated commercialization and further development efforts related to the Cook Vascular Closure Device. Accordingly, we do not expect to receive further payments from Cook related to this device. To date, we have received payments totaling $5.3 million, including $1.0 million received during the nine-month period ended March 31, 2009, and $1.4 million received in the same period in fiscal year 2008. We recorded as development revenue under the agreement a total of $401,000 and $315,000 for the three-month periods ending March 31, 2009 and 2008, respectively, and $1.1 million and $811,000 for the nine-month periods ending March 31, 2009 and 2008, respectively. A total of $466,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of March 31, 2009. In addition, during the nine-month period ended March 31, 2009 we recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device. No product sales of the Cook Vascular Closure device were recognized during the nine-month period ended March 31, 2008.
     In June 2007, we entered into, and in September 2007 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities, and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. To date, we have received payments totaling $3.2 million including $1.0 million received during the nine-month period ended March 31, 2009 and $1.7 million received in the same period in fiscal year 2008. We recorded as development revenue under the agreement a total of $327,000 and $331,000 for the three-month periods ending March 31, 2009 and 2008, respectively, and $1.1 million and $537,000 for the nine-month periods ending March 31, 2009 and 2008, respectively. A total of $876,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of March 31, 2009. We are entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. We are also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
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
     Revenue Recognition. We recognize revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition”. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, we defer the recognition of revenue until collection becomes reasonably assured, which is generally upon receipt of payment.
     We record product sales net of estimated product returns and discounts from the list prices for our products. The amounts of product returns and the discount amounts have not been material to date.

     Revenue generated from development contracts is recognized upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the projected costs to complete the project and actual costs incurred to date plus overhead costs for certain project activities. We update our estimates of projected costs to complete our development projects at each reporting date. Amounts paid but not yet incurred on the project are refundable and are recorded as deferred revenue until such time as the related development expenses are incurred.
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
     Stock-Based Compensation. In the second fiscal quarter of fiscal 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, which revises SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R establishes accounting for stock-based awards exchanged for employee and director services. Accordingly, stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. Upon adoption of SFAS No. 123R, we elected to recognize compensation expense using the accelerated method.
     Prior to the adoption of SFAS No. 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board Opinion, or APB. No. 25, “Accounting for Stock Issued to Employees” and its interpretations. Upon adoption of SFAS No. 123R, we applied the “prospective method” under which we continue to account for nonvested equity awards outstanding at the date we adopted SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, we would continue to apply APB No. 25 in future periods to equity awards outstanding at the date we adopted SFAS No. 123R. Total unamortized deferred stock-based compensation at March 31, 2009 is approximately $72,000. We expect to record aggregate amortization of deferred stock-based compensation of $52,000 for the remainder of fiscal year 2009 and $20,000 in fiscal year 2010.
     To value our stock option grants under SFAS 123R we used the Black-Scholes model that includes certain assumptions. The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107 as extended by SAB 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal year 2009 and 2008 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size and financial leverage. The risk-free interest rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R also requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We recognize the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded stock-based compensation expense of $366,000, or $0.02 per share, and $382,000, or $0.02 per share, for the three month periods ended March 31, 2009 and 2008, respectively, and $1.4 million, or $0.09 per share and $1.0 million, or $0.07 per share, for the nine-month periods ending March 31, 2009 and 2008, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.8 million at March 31, 2009 and this is expected to be recognized over the next 43 months.
New Accounting Pronouncements
     Effective July 1, 2008, we adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115,” however we did not elect to adopt the fair value option under this Statement. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.
     Effective July 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that describes the inputs used to measure fair value. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our results of operations or financial condition. Our adoption of SFAS No. 157 is more fully described in Note 5 entitled Fair Value Measurements of “Notes to Condensed Financial Statements.”
Results of Operations
Comparison of the three-month periods ended March 31, 2009 and 2008
     Net Revenue. Total net revenue increased by $1.1 million, or 66%, to $2.8 million for the three months ended March 31, 2009 compared to $1.7 million for the same period in 2008. Product sales increased by $1.1 million, or 100%, to $2.1 million for the three months ended March 31, 2009 compared to $1.0 million for the same period in 2008. The increase in product sales for the three months ended March 31, 2009 reflected sales of the PAS-Port system in the United States and an increase of sales to our distributor in Japan of the PAS-Port system due to the timing of orders placed during the period. The timing of this order may result in reduced sales to our distributor in Japan in our fourth quarter of fiscal year 2009. Product sales for the three month period ended March 31, 2008 did not include any PAS-Port system sales in the United States as this product was not cleared by the FDA until September 2008.
     For the three-month periods ended March 31, 2009 and 2008, sales to Century Medical, Inc., our distributor in Japan, accounted for approximately 22% and 22%, respectively, of our total product sales.
     Development revenue was $728,000 and $646,000 for the three-month periods ended March 31, 2009 and 2008, respectively. The development revenue for the three-month period ended March 31, 2009 was comprised of $401,000 for development activities for the Cook Vascular Closure Device under our development agreement with Cook and $327,000 for development activities on the PFO project also under a development agreement with Cook. In light of the April 2009 termination of commercialization and further development efforts related to the Cook Vascular Closure Device, we do not expect to recognize further development revenue from Cook related to this device after the fiscal quarter ending June 30, 2009.
     Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

     Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased $310,000, or 25%, to $1.5 million for the three months ended March 31, 2009 compared to $1.2 million for the same period in 2008. The increase in cost of product sales in the three months ended March 31, 2009 was primarily attributable to increased sales of our products of $344,000 and unfavorable absorption of $210,000 offset in part by lower warranty expenses of $113,000 and no required charge for lower of cost or market reserves of $61,000. The three month period ended March 31, 2008 included manufacturing costs of $198,000 for minor modifications made during the quarter to improve performance of our C-Port systems.
     Research and Development Expense. Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expense decreased by $618,000, or 24%, to $1.9 million for the three months ended March 31, 2009 compared to $2.5 million for the same period in 2008. The decrease in expenses for the three-month period ended March 31, 2009 was primarily attributable to lower prototype and tooling expenses of $313,000 on the C-Port xV system and Cook development projects, decreases in personnel costs of $185,000 resulting from attrition and lower stock-based compensation expenses of $75,000.
     We anticipate that research and development expense will decrease in absolute terms as a result of the April 2009 cancellation of the Cook Vascular Closure Device project and additional cost reduction measures, including the reduction in force actions taken in January 2009 and April 2009.
     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of stock-based compensation charges, administrative, sales and marketing personnel and marketing expenses. Selling, general and administrative expense decreased $437,000, or 12%, to $3.3 million for the three months ended March 31, 2009 compared to $3.7 million for the same period in 2008. The decrease in selling, general and administrative expense in the three-month period ended March 31, 2009 was primarily attributable to lower legal expenses of $464,000 as a result of settling prior patent infringement litigation in April 2008 and lower product training and demonstration expenses of $149,000, offset in part by higher personnel costs of $201,000 primarily the result of severance payments made as part of the reduction in force action taken in January 2009.
     We expect selling, general and administrative expense to decrease in absolute terms as a result of our cost reduction measures, including the reduction in force actions taken in January and April 2009.
     Interest Income. Interest income decreased $213,000, or 90%, to $24,000 for the three months ended March 31, 2009 compared to $237,000 for the same period in 2008. The decrease in interest income for the three months ended March 31, 2009 was primarily due to lower cash and short-term investment balances available for investing during the period and lower overall market interest rates.
     Interest Expense. Interest expense increased $5,000, or 20%, to $30,000 for the three months ended March 31, 2009 compared to $25,000 for the same period in 2008. The increase in interest expense for the three months ended March 31, 2009 reflects a higher contractual interest rate of 6% per annum payable on our $2.0 million debt to Century Medical.
Comparison of the nine-month periods ended March 31, 2009 and 2008
     Net Revenue. Total net revenue increased by $3.1 million, or 66%, to $7.9 million for the nine months ended March 31, 2009 compared to $4.8 million for the same period in fiscal year 2008. Product revenue increased by $2.2 million, or 68%, to $5.6 million for the nine months ended March 31, 2009 compared to $3.4 million for the same period in fiscal year 2008. The increase in product sales for the nine months ended March 31, 2009 was primarily the result of the introduction of our PAS-Port system in the United States. Product sales for the nine-month period ended March 31, 2008 did not include any PAS-Port system sales in the United States as the system was not cleared by the FDA until September 2008.

     For the nine-month periods ended March 31, 2009 and 2008, sales to Century Medical, Inc., our distributor in Japan, accounted for approximately 17% and 22%, respectively, of our total product sales.
     Development revenue was $2.2 million and $1.3 million for the nine-month periods ended March 31, 2009 and 2008, respectively. The development revenue for the nine-month period ended March 31, 2009 was comprised of $1.1 million for development activities for the Cook Vascular Closure Device under our development agreement with Cook and $1.1 million for development activities on the PFO project also under a development agreement with Cook. In light of the April 2009 termination of commercialization and further development efforts related to the Cook Vascular Closure Device, we do not expect to recognize further development revenue from Cook related to this device after the fiscal quarter ending June 30, 2009.
     Cost of Product Sales. Cost of product sales increased $671,000, or 20%, to $4.1 million for the nine months ended March 31, 2009 compared to $3.4 million for the same period in fiscal year 2008. The increase in costs in the nine months ended March 31, 2009 was primarily attributable to increased unit sales of our products during the period of $842,000 and higher production scrap expenses of $338,000 for production of C-Port systems and $141,000 for PAS-Port systems, offset in part by lower warranty charges of $207,000, lower of cost or market reserves of $162,000 and higher production cost absorption of $284,000 for increased units manufactured during the period.
     Research and Development Expense. Research and development expense increased by $352,000, or 6%, to $6.3 million for the nine months ended March 31, 2009 compared to $5.9 million for the same period in fiscal year 2008. The increase in costs for the nine-month period ended March 31, 2009 was attributable to increases in tooling, molds and prototype expenses of $304,000 for the C-Port xV and Cook projects and increased personnel expenses of $52,000 offset in part by lower clinical expenses of $107,000 as a result of completing the PAS-Port trial.
     Selling, General and Administrative Expense. Selling, general and administrative expense increased $1.8 million, or 19%, to $11.3 million for the nine months ended March 31, 2009, compared to $9.5 million for the same period in fiscal year 2008. The increase in expenses in the nine-month period ended March 31, 2009 was attributable to higher sales and marketing expenses to support field sales activities in the United States to sell C-Port systems and PAS-Port systems, including increased personnel related expenses of $1.3 million, higher product demonstration expense of $209,000, higher facility related expenses of $240,000 and higher non-cash stock compensation charges of $210,000, offset in part by a decrease in legal expenses of $652,000.
     Interest Income. Interest income decreased $625,000, or 79%, to $165,000 for the nine months ended March 31, 2009 compared to $790,000 for the same period in fiscal year 2008. The decrease in interest income for the nine months ended March 31, 2009 was primarily due to lower average cash and short-term investment balances available for investing during the period and lower overall market interest rates.
     Interest Expense. Interest expense increased $15,000, or 20%, to $90,000 for the nine months ended March 31, 2009 compared to $75,000 for the same period in fiscal year 2008. The increase in interest expense for the nine months ended March 31, 2009 reflects a higher contractual interest rate of 6% per annum payable on our $2.0 million debt to Century Medical.
Off Balance Sheet Arrangements
     As of March 31, 2009, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2011, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
     As of March 31, 2009, our accumulated deficit was $106.0 million, and we had cash, cash equivalents and short-term investments of $8.4 million and total long-term debt of $2.0 million due in June 2010. We currently invest our cash and cash equivalents in money market funds. We place our short-term investments in debt instruments of the U.S. Treasury. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock.
Summary cash flow data is as follows (in thousands):

	Nine months ended
	March 31,
	2009	2008
Net cash used in operating activities	$(14,146)	$(9,425)
Net cash provided by (used in) investing activities	12,663	(6,662)
Net cash provided by financing activities	142	15,486
     Net cash used in operating activities for the nine month periods ended March 31, 2009 and 2008 was $14.1 million and $9.4 million, respectively. The net cash used in operating activities for the nine months ended March 31, 2009 was primarily attributable to our net loss, adjusted for stock-based compensation charges of $1.6 million, depreciation of $670,000 and decreased accounts payable and other accrued liabilities of $1.6 million reflecting payments made during the period, and increased inventories reflecting higher procurement and production of our products and increased accounts receivable reflecting higher sales of our products during the period. The net cash used in operating activities for the nine months ended March 31, 2008 was primarily attributable to our net loss, adjusted for non-cash stock-based compensation charges of $1.2 million, depreciation of $684,000 and an increase in deferred revenue of $1.7 million for development of the Cook projects.
     Net cash provided by investing activities for the nine-month period ended March 31, 2009 was $12.7 million, compared to net cash used in investing activities for the nine month period ended March 31, 2008 of $6.7 million. Net cash provided by or used in investing activities represent net purchases, sales and maturities of investments and the purchases of property and equipment.
     The net cash provided by investing activities for the nine-month period ended March 31, 2009 was the result of using the cash proceeds from maturing investments during the period to fund our operating loss. The net cash used in investing activities for the nine month period ended March 31, 2008 was primarily the result of investing the cash received from the sale of common stock in our November 2007 underwritten public offering and from the underwriters’ exercise of the over-allotment option. Purchases of property and equipment were $893,000 and $1.2 million in the nine month periods ended March 31, 2009 and 2008, respectively.
     Net cash provided by financing activities for the nine months ended March 31, 2009 and 2008 was $142,000 and $15.5 million, respectively. Net cash provided by financing activities for the nine-month period ended March 31, 2009 was primarily from proceeds received from the exercise of employee stock options during the period. Net cash provided by financing activities for the nine-month period ended March 31, 2008 was primarily from proceeds received from the sale of common stock in our November 2007 underwritten public offering and from the underwriters’ exercise of the over-allotment option during the period.
     We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through September 30, 2009. This estimate and our future capital requirements depend upon numerous factors. These factors include, but are not limited to, the following:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs of maintaining sales, marketing and distribution capabilities;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	the extent of our ongoing research and development programs;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	effects of competing technological and market developments.
     Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we will need to raise substantial additional capital to finance our operations in the future. We are currently seeking a range of financing and strategic alternatives and have engaged Allen & Company LLC to help us evaluate our strategic options. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, or licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We believe the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing, and additional financing may not be available at all, or in amounts or upon terms acceptable to us, or strategic transactions, and we may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets. If adequate funds are not available or revenues from product sales do not increase, we may be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs or cease our operations.
     As of March 31, 2009, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century that are due in June 2010. If we do not generate sufficient cash flow through increased revenue or raise additional capital, we may not be able repay this debt when it becomes due. If we are unable to repay the debt or restructure the obligation, we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair the value of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the nine months ended March 31, 2009, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, filed with the SEC on September 11, 2008.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2009.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Finances and Capital Requirements
We currently lack a significant source of product sales, and we may not become or remain profitable.
     Our ability to become and remain profitable depends upon our ability to generate higher product sales. Our ability to generate significant continuing revenue depends upon a number of factors, including:
•	achievement of broad acceptance for our products;

•	achievement of U.S. regulatory clearance or approval for additional products;

•	successful completion of ongoing clinical trials for our products; and

•	successful sales, manufacturing, marketing and distribution of our products.
     Sales of our products and development activities generated only $7.9 million and $4.8 million for the nine-month periods ended March 31, 2009 and 2008, respectively. For fiscal years 2008, 2007, and 2006, sales of our products and development activities generated only $7.6 million, $3.5 million and $2.1 million of revenue, respectively. We do not anticipate that we will generate significant product sales for the foreseeable future. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Our sales capability may be further impaired by our reductions in force effected in January and April 2009. Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

*	We need substantial additional funding and may be unable to raise capital, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts.
     Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through September 30, 2009. This estimate and our future capital requirements depend upon numerous factors. These factors include, but are not limited to, the following:
•	market acceptance and adoption of our products;

•	maintaining and our revenue growth;

•	costs of maintaining sales, marketing and distribution capabilities;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	the extent of our ongoing research and development programs;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	effects of competing technological and market developments.
     Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future. We are currently seeking a range of financing and strategic alternatives and have engaged Allen & Company LLC to help us evaluate our strategic alternatives. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We believe the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing or entering into strategic transactions, and we may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets. If adequate funds are not available or revenues from product sales do not increase, we may be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs well in advance of September 30, 2009, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value.

*	We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.
     We have incurred net losses since our inception in October 1997. As of March 31, 2009, our accumulated deficit was approximately $106.0 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008.
     Our cost of product sales was 73% and 103% of our net product sales for the nine-month periods ended March 31, 2009 and 2008, respectively. Our cost of product sales was 97% and 137% of our net product sales for fiscal years 2008 and 2007, respectively. We expect high cost of product sales to continue for the foreseeable future. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

*	If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our debt obligation that becomes due in 2010.
     As of March 31, 2009, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century that are due in June 2010. This indebtedness has and may continue to impact us by:
•	making it more difficult to obtain additional financing; and

•	constraining our ability to react quickly in an unfavorable economic climate.

     Adverse occurrences related to our product commercialization, development and regulatory efforts would adversely impact our ability to meet our obligations to repay the principal amounts on our notes when due in 2010. If we are unable to satisfy our debt service requirements, we may not be able to continue our operations. Even if we are able to raise sufficient capital to meet our near-term requirements, we may not generate sufficient cash from operations to repay our notes or satisfy any additional debt obligations when they become due and may have to raise additional financing from the sale of equity or debt securities, enter into commercial transactions or otherwise restructure our debt obligations. There can be no assurance that any such financing, commercial transaction or restructuring will be available to us on commercially acceptable terms, if at all. If we are unable to repay the debt or restructure the obligation, we may be forced to seek protection under applicable bankruptcy laws. Any restructuring or bankruptcy could materially impair the value of our common stock.
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

*	Our quarterly operating results and stock price may fluctuate significantly.
     We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:
•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs of maintaining sales, marketing and distribution capabilities;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	the extent of our ongoing research and development programs;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals of our products;

•	securing, maintaining and enforcing intellectual property rights and costs thereof; and

•	Effects of competing technology and market developments.
     Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.
Risks Related to Our Business

*	We are dependent upon the success of our current products, and we have U.S. regulatory clearance for our C-Port and PAS-Port systems only. We cannot be certain that the C-Port and PAS-Port systems will be successfully commercialized in the United States. If we are unable to successfully commercialize our products in the United States, our ability to generate revenue will be significantly delayed or halted, and our business will be harmed.

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

*	Our products may never gain any significant degree of market acceptance, and a lack of market acceptance would have a material adverse effect on our business.
     To date, our products have not gained, and we cannot assure you that our products will gain, any significant degree of market acceptance among physicians or patients. We believe that recommendations by physicians will be essential for market acceptance of our products; however, we cannot assure you that significant recommendations will be obtained. Physicians will not recommend our products unless they conclude, based on clinical data and other factors, that the products represent a safe and acceptable alternative to other available options. In particular, physicians may elect not to recommend using our products in surgical procedures until such time, if ever, as we successfully demonstrate with long-term data that our products result in patency rates comparable to or better than those achieved with hand-sewn anastomoses, and we resolve any technical limitations that may arise.
     We believe graft patency is a significant factor for physician recommendation of our products. Although we have not experienced low patency rates in our clinical trials, graft patency determined during the clinical trials conducted by us or other investigators may not be representative of the graft patency actually encountered during commercial use of our products. The surgical skill sets of investigators in our clinical trials and early adopters of our products may not be representative of the skills of future product users, which could negatively affect graft patency. In addition there may have been a selection bias in the patients, grafts and target vessels used during the clinical trials that positively affected graft patency. The patients included in the clinical trials may not be representative of the general patient population in the United States, which may have resulted in improved graft patency in patients enrolled in the clinical trials. Finally, patient compliance in terms of use of prescribed anticlotting medicines may have been higher in clinical trials than may occur during commercial use, thereby negatively affecting graft patency during commercial use.
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

*	If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products, our business may be harmed.
     We are in the beginning stages of building a sales and marketing organization, and we have limited experience as a company in the sales, marketing and distribution of our products. Century is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. In January and April 2009, we effectuated reductions in force to reduce our expenses, which we expect will impair our sales capabilities. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. To the extent that we enter into arrangements with third parties to perform sales and marketing services, our product sales may be lower than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

*	Lack of third-party coverage and reimbursement for our products could delay or limit their adoption.
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

*	Because one customer accounts for a substantial portion of our product sales, the loss of this significant customer would cause a substantial decline in our revenue.
     We derive a substantial portion of our revenue from sales to Century Medical, Inc., or Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the nine-month periods ended March 31, 2009 and 2008, sales to Century accounted for approximately 17% and 22%, respectively, of our total product sales. For fiscal years 2008 and 2007, sales to Century accounted for approximately 20% and 42%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
     We cannot quickly replace suppliers or establish additional new suppliers for some of our components, particularly due to both the complex nature of the manufacturing process used by our suppliers and the time and effort that may be required to obtain FDA clearance or approval or other regulatory approval to use materials from alternative suppliers. Any significant supply interruption or capacity constraints affecting our facilities or those of our suppliers would have a material adverse effect on our ability to manufacture our products and, therefore, a material adverse effect on our business, financial condition and results of operations.
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
     As of March 31, 2009, we had 83 employees and on April 9, 2009, we reduced our total number of employees by 22. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our recent reduction in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force. Our need to effectively manage our operations and programs requires that we continue to maintain our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale as and when needed and, accordingly, may not achieve our research, development and commercialization goals.
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

*	We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.
     We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in endoscopic surgery, general vascular surgery or other markets. We are at an early stage of development of the endoscopic microcutter, and we cannot assure you that these development efforts will be successful. The process of researching and developing anastomotic devices is expensive, time-consuming and unpredictable. Our efforts to create products, such as the microcutter, for these new markets are at a very early stage, and we may never be successful in developing viable products for these markets. Even if our development efforts are successful and we obtain the necessary regulatory and reimbursement approvals, we cannot assure you that these or our other products will gain any significant degree of market acceptance among physicians, patients or health care payors. Accordingly, we anticipate that, for the foreseeable future, we will be substantially dependent upon the successful development and commercialization of anastomotic systems and instruments for cardiac surgery, mainly the PAS-Port and C-Port systems. Failure by us to successfully develop and commercialize these systems for any reason, including failure to overcome regulatory hurdles or inability to gain any significant degree of market acceptance, would have a material adverse effect on our business, financial condition and results of operations.
We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.
     Our operations may be directly or indirectly affected by various broad state and federal healthcare fraud and abuse laws, including the federal healthcare program Anti-Kickback Statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. Foreign sales of our products are also subject to similar fraud and abuse laws, including application of the U.S. Foreign Corrupt Practices Act. If our operations, including any consulting arrangements we may enter into with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.
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
     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and PAS-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of May 1, 2009, we were not aware of any existing product liability claims.
     Although we maintain product liability insurance in the amount of $5,000,000, we may not have sufficient insurance coverage to fully cover the costs of any claim or any ultimate damages we might be required to pay. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and adversely affecting our operating results.

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
     In relation to our products that have received FDA clearance or approval, our promotional materials and training methods regarding physicians will need to comply with FDA and other applicable laws and regulations. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and/or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of our products would be impaired.
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
     Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 28% of our outstanding common stock as of March 31, 2009. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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
     We have paid no cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be the sole source of gain to our stockholders for the foreseeable future.

ITEM 6. EXHIBITS.

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †
3.2	Amended and Restated Bylaws of Cardica, Inc. (4)
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †
4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †
4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †
4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †
4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †
4.6	Form of Warrant dated June 2007. (2)
4.7	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)
4.8	Amended and restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †
4.9	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)
10.25	Cardica, Inc. Change in Control and Severance Benefit Plan. + (1)
10.26	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: May 4, 2009	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: May 4, 2009	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.

3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †

3.2	Amended and Restated Bylaws of Cardica, Inc. (4)

4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †

4.2	Warrant dated July 5, 2001 exercisable for 10,417 shares of common stock. †

4.3	Warrant dated July 5, 2001 exercisable for 41,665 shares of common stock. †

4.4	Warrant dated June 13, 2002 exercisable for 32,146 shares of common stock. †

4.5	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †

4.6	Form of Warrant dated June 2007. (2)

4.7	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)

4.8	Amended and restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †

4.9	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)

10.25	Cardica, Inc. Change in Control and Severance Benefit Plan. + (1)

10.26	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement. (5)

31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009 and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009 and incorporated herein by reference.