Form 10-K
period 2009-06-30
CARDICA INC
filed 2009-09-18
CIK 1178104

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51772

CARDICA, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	94-3287832 (I.R.S. Employer Identification No.)
900 Saginaw Drive
Redwood City, California 94063
(650) 364-9975
(Address, including zip code, and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.001 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008 was approximately $43,170,897 (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market, on December 31, 2008).

The number of shares of common stock outstanding as of September 9, 2009 was 15,825,549.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended June 30, 2009 are incorporated by reference.

Cardica, inc.
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2009

Item 1.	Business

Overview

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Recently, we have expanded our business to include the development of an endoscopic microcutter intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. We are also developing a PFO device in collaboration with Cook Incorporated, or Cook. Our agreement with Cook related to the development of this device, provides us with opportunities for potential milestone and royalty revenue.

We currently sell our C-Port® Distal Anastomosis Systems, or C-Port systems, in the United States and Europe. Each of the C-Port systems is used to perform a distal anastomosis, which is the connection of a bypass graft vessel to a coronary artery downstream of the occluded portion of the coronary artery. Our C-Port systems include the C-Port xA system, which was cleared by the U.S. Food and Drug Administration, or FDA, in November 2006, the C-Port Flex A system, which was cleared by the FDA in April 2007, and the C-Port X-CHANGE system, which was cleared by the FDA in December 2007. As of June 30, 2009, we had sold over 9,300 C-Port systems in Europe and the United States. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States and in Europe and Japan through distributors. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. We received 510(k) clearance to market our PAS-Port system in the United States in September 2008. As of June 30, 2009, more than 14,000 PAS-Port systems had been sold in the United States, Europe and Japan. In addition to our commercialized cardiac surgery products, we have commenced development of the Cardica Microcutter, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. We are in discussions with multiple potential development and commercialization partners to advance further development of the Cardica Microcutter and other potential products in this product line, and we may enter into an arrangement to pursue further development of this product with a partner.

We are in the process of adding independent distributors and manufacturers’ representatives to support a core direct sales team for our C-Port systems and PAS-Port system in the United States in order to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line. We are shifting our development efforts to focus on our endoscopic microcutter.

Our Strategy

Our goal is to become the leading provider of automated anastomotic systems for coronary artery bypass grafting, or CABG, procedures and closure devices for other surgical procedures. Other existing technologies either do not enable or are less compatible with less invasive and minimally invasive surgery. Because less invasive surgery has many advantages relative to patient outcomes, our strategy involves developing and, ultimately, marketing and selling devices that enable or facilitate less invasive and minimally invasive procedures, which in turn may help enlarge the market for these types of surgeries.

The principal elements of our strategy to achieve our vision and goals include:

•	Driving market adoption of the C-Port and PAS-Port systems. We intend to drive commercial adoption of our C-Port systems, our PAS-Port system and any future anastomosis products by marketing them as integrated anastomotic tools for use in both on- and off-pump CABG procedures.

•	Modifying our sales and marketing activities. To reduce our expenses, we are modifying our sales structure to rely primarily on an independent network of manufacturers’ representatives and distributors to market and sell our C-Port systems and the PAS-Port system in the United States. Our U.S. distributors and representatives are initially targeting selected influential surgeons in high volume cardiac surgery centers. Through this effort, we seek to increase both confidence in and demand for our anastomosis products, while minimizing direct expense to us. We also intend to increase the number of distributors carrying our products in Europe and Asia.

•	Developing our endoscopic microcutter. We have begun development of a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. Our microcutter technology is designed to allow the connecting, stapling and cutting of tissue similar to currently marketed competitive endolinear stapling products. The innovative features we plan to incorporate into this new product line are its ability to deploy multiple successive rows of staples without replacing cartridges, a significant reduction in tool shaft diameter and the ability to increase the amount of articulation of the end-effector. Our planned introduction of the microcutter will enable more minimally invasive procedures in general, bariatric, thoracic, gynecologic and urologic surgeries, such as single incision laparoscopic surgery (SILS). We are evaluating whether to pursue further development of this product independently or with a development and commercialization partner.

•	Leveraging our core competency to develop innovative products for other surgical applications. We believe that our core technology, which comprises extensive technological innovations, can be adapted for a variety of surgical applications and disease indications. For example, we are currently developing products for use in other applications, such as PFO closure.

•	Establishing a strong proprietary position. As of June 30, 2009, we had 74 issued U.S. patents, 84 additional patent applications in the United States, five issued foreign patents and another 11 patent applications filed in selected international markets. We plan to continue to invest in building our intellectual property portfolio.

Cardiac Industry Background

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

Stents.  High rates of restenosis following treatment by balloon angioplasty led to the introduction of stents, mesh-like metallic tubes that are placed within the narrowed portion of the coronary vessel to hold the vessel open after the angioplasty balloon has been removed. Although clinical outcomes for procedures using stents reflect an improvement over balloon angioplasty alone, the effectiveness of stents is still limited by restenosis, which for base metal stents occurs in about 10% to 35% of cases within six months of the procedure.

Some manufacturers have introduced drug-eluting stents, which incorporate, on the surface of the stent, specially formulated, slow-release drugs designed to prevent restenosis. According to published studies, currently marketed drug-eluting stents have been shown in clinical trials to reduce the rate of restenosis, within the first nine months after placement, to less than 10%. Market adoption of drug-eluting stents has been rapid, and industry observers had predicted that drug-eluting stents would capture approximately 90% of the stent market within three years. However, some studies have been presented that associate drug eluting stents with late stage thrombosis, or clotting, which can be an adverse event. Drug eluting stents are still widely used, with a current market share relative to total stent usage in the range of 70-80%.

Despite the advancements and market success of drug-eluting stents and angioplasty therapies, these interventional procedures may be less effective than CABG procedures in addressing diffuse progressive coronary artery disease. In this advanced stage of coronary artery disease, intervention is required for multiple vessels, many of which are less than two millimeters in internal diameter, a diameter currently unsuited for angioplasty and stenting. In addition, stents have been shown to be difficult to place in patients with coronary lesions in sections with vessel branches and in patients with narrowings in the left main coronary artery.

Bypass Surgery.  CABG involves the construction of an alternative path to bypass a narrowed or occluded coronary artery and restore blood flow from the aorta to an area past the occlusion. This procedure can be accomplished using either veins or arteries as bypass grafts. Veins are typically harvested from the patient’s leg (saphenous vein), while arteries are taken from either the patient’s arm (radial artery) or chest wall (mammary artery). For vein grafts and radial arteries, one end of the harvested vessel is then generally attached to the aorta for blood inflow, and the opposite end is attached to the target coronary vessel. If a mammary artery is used as the bypass graft, it must be dissected from the chest wall, leaving one end in place, while the opposite end is attached to the target vessel, providing uninterrupted blood flow from the arterial circulation. Once in place, these grafts provide sufficient blood flow to bypass the narrowed or occluded portion of the coronary artery. (See Figure Below).

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

Although CABG surgery is generally a highly invasive and even traumatic procedure, an independent study comparing CABG and implantation of conventional stents has shown that CABG is the more effective treatment for coronary artery disease, achieving the best long-term patient outcomes as measured by survival rate and need for intervention. Studies have shown that following CABG, grafts can remain patent, or open, and functional for as long as 10 years in approximately 50% of venous grafts and approximately 90% of arterial grafts. In addition, CABG procedures can be used to treat diffuse, end-stage coronary artery disease states that are often not amenable to treatment by angioplasty or stents.

According to an independent analysis by Medtech Insight, a division of Windhover Information, entitled “U.S. Surgical Procedure Volumes,” dated February 2007, an estimated 257,000 CABG procedures were performed in 2007 in the United States, as compared to approximately 260,000 procedures in 2006. We believe that the decrease in CABG procedures is primarily attributable to the increase in other interventional cardiology procedures, including the increased use of drug-eluting stents. The average CABG surgery requires approximately three bypass grafts per patient, and a majority of grafts require an anastomotic connection at both ends of the graft. Assuming an average of approximately five anastomoses per CABG procedure, we estimate that approximately 1.2 million of these blood vessel connections are performed in connection with CABG procedures annually in the United States. We believe approximately two-thirds of the procedures are performed using veins as the bypass graft. A similar number of CABG procedures with similar grafting frequency are performed outside of the US.

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

Notwithstanding these advantages, the technical challenges inherent in OPCAB have impeded its widespread adoption. Because the patient’s heart is beating during the procedure, the surgeon is required to perform the delicate anastomosis on a target vessel, which could be as small as one millimeter in internal diameter, while the vessel is moving with each heart contraction. The technical demands of the procedure, together with the longer learning curve required to achieve surgical proficiency, may also initially adversely affect long-term graft patency and completion of revascularization. In addition, surgeons will still typically be required to place a partially occluding clamp on the ascending aorta to hand suture the proximal vein graft anastomosis. As a result, even in OPCAB procedures, patients still face the risk of the serious adverse effects associated with the application of aortic clamps.

Minimally Invasive Endoscopic Procedures.  Recently, a very small number of CABG procedures have been performed using minimally invasive endoscopic procedures to reduce patient trauma. These procedures are known as totally endoscopic coronary artery bypass, or TECAB, and typically involve the use of Intuitive Surgical’s da Vinci surgical robot system. In this approach, the sternum is left intact and the surgery is performed through small access ports. The anastomoses are performed on selected, readily reachable vessels using special surgical instruments or the da Vinci robot system, and this procedure requires special surgical skills. Although endoscopic procedures offer the promise of faster post-operative patient recovery times, rapid ambulation, long-term graft patency and a low incidence of adverse outcomes, in the past there were a number of challenges to wide-scale realization of that potential, including the absence of a method to enable surgeons to perform reproducible and effective anastomoses that can be rapidly deployed through small incisions. While many patients may be eligible for minimally invasive endoscopic techniques, the TECAB procedures are currently performed in less than 1% of all CABG patients.

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

The laborious and time-consuming nature of manually applied sutures and the limitations associated with their use, together with advances occurring in coronary surgical procedures, have fueled the need for easy-to-use, fast and highly reliable automated systems to expedite and standardize the performance of anastomoses in CABG procedures. Although a number of companies have attempted to develop automated systems to perform anastomoses, to date, Cardica is the only company with FDA clearance to market a distal and proximal anastomosis devices in the United States, and only one other non-automated system for use in performing a proximal anastomosis is currently commercially available in the United States.

Microcutter Industry Background

Market

Laparoscopic surgery is a type of minimally invasive surgery in which a small incision is made in the abdominal wall through which an endoscope, an instrument usually consisting of a fiber-optic tube connected to a viewing device, is inserted to permit structures within the abdomen and pelvis to be seen. A number of different tubes or instruments can be introduced through the same opening, which enables performing a number of surgical procedures without the need for a large surgical incision. The advantages of laparoscopic surgery include a shorter post-operative recovery period with less pain, shorter lengths of stay in the hospital, decreases in post-operative complications and a quicker return to routine activities compared to traditional open surgical procedures. Laparoscopic surgery was originally used by gynecologists for the diagnosis of diseases of the ovary and uterus. Removal of the gall bladder by laparoscopic techniques was introduced in the late 1980s. Smaller surgical instruments and improvements in endoscopic fiber-optic and video cameras have expanded the use of laparoscopic surgery to surgical procedures involving the appendix, stomach, lungs, colon, uterus and other organs and procedures.

The use of disposable devices closing and/or cutting in both traditional and laparoscopic surgical procedures has been broadly adopted clinically in a number of surgical specialties including colorectal, bariatric, gynecologic, urologic and thoracic surgery. The world-wide laparoscopic surgery products market is estimated at $3.6 billion with the cutter and stapler segment representing approximately $1.3 billion. Based on our market research, we estimate that 55-70% of the worldwide laparoscopic stapling-cutting closure product revenue is generated in the United States market.

We estimate there are approximately 1.4 million surgical procedures per year in the United States involving bariatric and general, thoracic, gynecologic and urologic surgery, involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic procedures.

Current Devices for Surgical Stapling

Current, conventional surgical stapling technology generally involves:

•	Deploying multiple U-shaped wire against a deforming surface, called an anvil, to reshape the wires into a B-shaped wires and thereby connecting or sealing tissue;

•	Deploying multiple rows of staples, usually two to three rows per side, with a tissue dividing cut between the rows;

•	Individually placing sets of staples in reloadable cartridges, designed for single use;

•	A deployment tool, consisting of a handle and shaft (with a minimum diameter of 12 millimeters), that is reusable within a single surgical procedure; and

•	Cartridges that can be loaded, following each deployment, into a receptacle at the end of the deployment tool.

Unlike many other surgical instruments and devices, there have been few significant innovations in surgical stapling technology over the past ten years.

Our Cardiac Solutions

We design, manufacture and market proprietary automated anastomotic systems used by surgeons to perform anastomoses during on- or off-pump CABG procedures. We believe that by enabling consistent and reliable anastomoses of the vessels at this most critical step in CABG surgery through a fast, automated process, our products can improve the quality and consistency of these anastomoses, which we believe will ultimately contribute to improved patient outcomes. We have designed our products to meet the needs of surgeons, including:

•	Physiological features. Our clips use medical grade stainless steel that is identical to that used in conventional coronary stents, which is known to be compatible with the human body (in the absence of allergies to certain components of medical grade stainless steel). Our products minimize trauma to both the graft and target vessel during loading and deployment, thereby reducing the risk of scar formation and associated narrowings or occlusions. Additionally, our PAS-Port system can be used without clamping the aorta, which has been shown to be a cause of adverse events, including neurological complications. In addition, our C-Port system creates compliant anastomoses, which potentially allow the shape and size of the anastomosis to adapt to changes in flow and blood pressure.

•	Handling features. Our anastomotic systems can create anastomoses more rapidly than hand suturing, resulting in a surgical procedure that can be performed more quickly. For example the PAS-Port system can be set-up and deployed in approximately three minutes compared with approximately ten to 25 minutes for a hand-sewn anastomosis. In addition, the system is easy to use, typically requiring only a few hours of training to become technically proficient in the technique. The C-Port system is compatible with coronary arteries as small as 1.3 millimeters in internal diameter, which is typically the lower limit of target vessels considered to be candidates for revascularization. The C-Port system can also be deployed at various angles, allowing access to all coronary targets during both on- and off-pump procedures. Both the C-Port system and the PAS-Port system are designed as integrated products, where all steps necessary to create an anastomosis are performed by a single tool, with one user interface. The need for target vessel preparation is minimal for the PAS-Port system, a feature that is especially important in patients undergoing a second or third coronary bypass procedure with the presence of significant scarring in and around the heart and aorta.

•	Standardized results. Our products enable consistent, reproducible anastomoses, largely independent of surgical technique and skill set, using a wide range in quality of graft tissues. In comparison with hand-sewn sutures, our systems offer mechanically-governed repeatability and reduced procedural complexity.

•	Reduced costs. Because our products can help to expedite the CABG procedure, we believe that they may contribute to reduced operating room time and a reduction in associated expenses, partially offset by the increased direct cost of our products compared to current alternatives, such as sutures. Additionally, our C-Port system creates anastomoses rapidly and does not require the interruption of blood flow. It may reduce

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

Our Planned Microcutter Solutions

Based upon much of the technology we developed for our cardiac surgery anastomosis products, we have begun development of a new product line of multi-fire endolinear stapling devices, a product line we have termed the microcutter. We believe that our endoscopic microcutter design potentially will address many of the limitations in currently available stapling products and would provide surgeons with a smaller and more effective stapling and cutting device for more minimally invasive surgical procedures, including:

•	Staple Design and Formation. Our microcutter would utilize our innovative three dimensional, or 3D, staple design, which we engineered in connection with our vascular anastomotic products, that in vascular applications allow single rows of staples to effectively prevent blood leakage at physiological blood pressures. These 3D staples allow for a large contact surface between staple and tissue, which dramatically improves sealing while significantly reducing the likelihood of the staple cutting through tissue. These 3D staples are guided into their final shape by the anvil rather than forced to buckle, which reduces the forming forces and helps to eliminate malformed staples. The 3D design with a rectangular cross-section significantly increases the stiffness compared to round wire, resulting in a much stronger final form that is significantly more resistant to unbending or yielding.

•	Device Size. By changing the technology used to form the staple, our microcutter is being designed to have a smaller-sized end-effector and tool shaft. Depending upon the chosen staple line length and staple height, the microcutter outer diameter could be as small as five millimeters. Due to its smaller size, our microcutter should enable procedures requiring minimal access, such as robot-assisted surgery and the rapidly emerging area of single incision laparoscopic surgery, or SILS.

•	“Staple-On-A-Strip” Technology. We have further advanced our 3D staple technology in connection with the microcutter by introducing a novel design where 3D staples are stamped from sheet metal and left connected to a metal band that is then loaded into the device. This differs from conventional technology where individual staples are typically loaded into cartridge bays. We believe that our “staple-on-a-strip” technology will enable tighter spacing between individual staples, which improves sealing performance.

•	True Multi-Fire Capability. Our “staple-on-a-strip” technology is being designed to allow the surgeon to conduct multiple deployments within a procedure, without the need to remove the stapler from the tissue site or having to replace a cartridge. Conventional stapling technology requires a tedious, repetitive thirteen step process after each deployment in which the stapler is first clamped and then removed from the body cavity. True multi-fire capability reduces this multi-step process to 4 simple steps: unclamping of the device, advance, clamp and deploy. After each deployment a new set of staples is automatically advanced into the end-effector and the knife system is reset, making the device immediately ready for the next deployment.

•	Low Deployment Forces. In our microcutter’s design, the need to clamp the tissue would be completely decoupled from staple deployment, which significantly reduces the deployment forces. This reduction in deployment forces potentially gives the user more control during deployment. Additionally, our compact staple mechanism would allow more design space to be dedicated to the anvil, which helps to ensure excellent tissue compression. These features combine to result in excellent staple formation.

•	Articulation, Rotation and Handling. Articulation and rotation clearly improve tissue access and ease of use, and both are expected by surgeons in stapling devices. Our microcutter design incorporates an end-effector that can be angled up to 60 degrees, as compared to the 45 degrees of maximum articulation achieved with the vast majority of currently marketed linear stapling technologies. In addition, our microcutter enables 360 degree rotation of the end-effector. Our microcutter also would be the first truly single-hand operated handle for articulating staplers: 360 degree rotation and 60 degree articulation would be accomplished by rotating a single knob at the end of the handle.

Our Cardiac Products

We currently market four proprietary products to perform anastomoses, the C-Port xA system, C-Port Flex A system, C-Port X-CHANGE system and the PAS-Port system. The C-Port systems automate a distal anastomosis between the graft vessel and target artery. The original C-Port system, which is no longer marketed, was studied using veins rather than arteries as the graft vessel and received FDA 510(k) clearance for the creation of anastomoses between grafts and target vessels generally. The C-Port xA system, our next generation of the C-Port system, was developed to use veins and arteries as the bypass graft vessel and received 510(k) clearance in November 2006. A new generation of the C-Port xA system, the C-Port Flex A system, designed to further enable minimally invasive CABG surgery, received 510(k) clearance from the FDA in March 2007 and the C-Port X-CHANGE system, a reloadable cartridge-based system, received 510(k) clearance from the FDA in December 2007. The PAS-Port system automates the performance of a proximal anastomosis between a graft vessel, typically a saphenous vein, and the aorta. The PAS-Port system received 510(k) clearance from the FDA in September 2008 following completion of a prospective, international, randomized study. A study shows that patients who undergo a CABG procedure typically receive at least three bypass grafts, of which we believe a majority are performed using one artery and two veins as the bypass graft vessels.

C-Port® Distal Anastomosis Systems

C-Port® xA Anastomosis System

Our C-Port xA Distal Anastomosis System, which may be used in either on- or off-pump CABG procedures, is designed to perform an end-to-side distal anastomosis by attaching the end of a bypass graft to a coronary artery downstream of an occlusion or narrowing. Based upon our original C-Port system which received the CE Mark for marketing in the European Union in April 2004 and 510(k) clearance from the FDA in November 2005, the C-Port xA system, which received its 510(k) clearance from the FDA in November 2006, is inserted in a small incision in the coronary artery with a bypass graft vessel attached to the device. The C-Port xA system is actuated by depressing a trigger which activates a manifold powered by a cylinder of compressed carbon dioxide to provide smooth actuation. Miniature stainless steel staples are deployed to securely attach the bypass graft to the coronary artery and at the same time a miniature knife completes an opening inside the coronary artery to complete the bypass. After deployment, the C-Port system is removed from the coronary artery and the entry incision is closed typically with a single stitch. Our C-Port xA system is effective in creating compliant anastomoses in vessels as small as 1.3 millimeters in internal diameter. In addition, the C-Port xA system has been designed to:

•	perform an end-to-side anastomosis without interruption of native coronary blood flow, which is not possible in a conventional hand-sewn anastomosis during off-pump surgery without the use of a temporarily placed vascular shunt;

•	achieve nearly complete alignment of the natural blood lining surfaces of the coronary artery and the bypass graft to minimize scarring and potential occlusion of the anastomosis;

•	minimize the amount of foreign material in the blood stream that may cause clotting and subsequent graft failure; and

•	suitable for all grafts typically used in CABG procedures with wall thicknesses of less than or equal to 1.4 millimeters.

C-Port® Flex A Anastomosis System

The C-Port Flex A system includes modifications to the C-Port xA system that are designed to enable automated anastomoses to be performed as part of minimally invasive and robot-facilitated CABG procedures. In March 2007, we received 510(k) clearance from the FDA to market the C-Port Flex A system in the United States.

The C-Port Flex A system includes all of the features and benefits of the C-Port xA system and has a flexible, rather than rigid, shaft. The flexible shaft is designed to allow the working end of the device that creates the anastomosis to be inserted through a 14-millimeter diameter port to access the chest cavity and heart. The device is designed to be loaded with the bypass graft vessel inside or outside the chest cavity and deployed to create the anastomosis to the coronary artery. This product is designed to enable technology for completion of robotically assisted, including endoscopic, CABG surgery through four or five relatively small incisions between the ribs. Avoiding both the incision through the sternum and the use of the pump should significantly reduce patient trauma and accelerate post-operative recovery.

C-Port® X-CHANGE System

The C-Port X-CHANGE system, the most recent offering in the C-Port product line, is a cartridge-based reloadable C-Port system. The C-Port X-CHANGE system includes modifications to the C-Port xA system that are designed to enable multiple automated anastomoses to be performed using the same handle with up to three separate cartridges. The C-Port X-CHANGE system provides for a lower cost per deployment for multiple deployments in one CABG procedure. In December 2007, we received 510(k) clearance from the FDA to market the C-Port X-CHANGE system in the U.S. As of June 30, 2009, we had sold an aggregate of nearly 9,300 units of all the versions of our C-Port systems.

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

An important advantage of our PAS-Port system is that, in contrast to conventional hand-sewn proximal anastomoses, the vascular connections created can be performed without clamping the aorta, potentially avoiding associated risks, such as neurological complications. Surgeons use our PAS-Port system in conventional CABG procedures and in OPCAB. Similar to hand-sewn anastomosis, anastomoses completed using our PAS-Port system occasionally require additional stitches intra-operatively to obtain hemostasis (absence of bleeding in the anastomosis site). These additional stitches may be required intra-operatively in an individual anastomosis depending on the quality of the target and graft vessels, adequacy of target site preparation and quality of the loading of the graft to the deployment cartridge.

The PAS-Port system is cleared or approved for sale and marketed in the United States, Europe and Japan. As of June 30, 2009, over 14,000 PAS-Port systems had been sold, primarily in Japan and the United States. Total product sales of our C-Port and PAS-Port systems were $6.8 million, $4.9 million, $2.1 million and $1.0 million, for fiscal years 2009, 2008, 2007 and 2006, respectively. Total product sales represent 69%, 65%, 59% and 50% of total revenues for fiscal years 2009, 2008, 2007 and 2006, respectively.

Future Product Programs

Microcutter

We intend to launch a full range of products that cover the needs of general, bariatric, thoracic, urologic and gynecologic surgeons. The first of these products would be the Cardica Microcutter, which is currently under development and of which we have a prototype. We anticipate that this offering, our microcutter product line, will include products that provide staple line lengths from 30 to 60 millimeters, come in shaft diameters ranging from five to ten millimeters, accommodate staple heights from 2 to 5.3 millimeters and articulate up to 60 degrees. We plan to design all of these products with true multi-fire capability combined with our unique staple design, including the “staple-on-a-strip” technology. We anticipate that each device will provide a number of deployments that is a function of shaft length and desired staple line length, ranging from six to 12 deployments in one device. In addition, we plan to expand the microcutter product line by introducing products with flexible shafts to facilitate minimally invasive procedures as well as cartridge-based products for procedures where single deployments of a particular staple size are performed that do not warrant use of true multi-fire microcutter products. We plan to design all of these products with reduced shaft diameters.

Cardica Hybrid Technology

Because our microcutter would be significantly smaller than other endostaplers and incorporates our true multi-fire technology, it allows different product platforms to be combined into one product. The most promising of these potential combined products is the Cardica Hybrid, which would combine both bi-polar, or thermal, tissue sealing technology and true multi-fire endostapling. With this potential product, the surgeon would be able to switch between tissue sealing and stapling, depending on the structures encountered during tissue dissection, enabling the surgeon to quickly advance through tissue without the need to switch products. By combining two technologies into one product, we anticipate hospitals may be offered significant cost savings. We are also considering exploring other potential forms of hybrid technology that would include the use of different staple sizes within one product, which would allow the surgeon to have procedure-specific products that deliver varying staple sizes, as required within a procedure, in one product. Finally, based upon our C-Port Flex A system technology, we plan to develop a flexible microcutter. We believe that, due to its small shaft diameter (as small as five millimeters) and its flexibility, this potential product would offer surgeons new capability to perform single incision laparoscopic surgery and intraluminal resections.

Collaborations

Our product research and development efforts are focused on building innovative devices that enhance our current products or leverage our core competency in mechanical micro-clip formation for applications in endoscopic CABG and other medical fields. To date, we have had two contracts, one of which remains active, with Cook Incorporated, or Cook, to apply our proprietary technology to solve other medical needs.

Cook Vascular Closure Device

We developed the Cook Vascular Closure Device to provide an innovative, simple mechanical solution to close the vascular access sites used in interventional vascular procedures, pursuant to a collaboration with Cook. Similar to our other products, the Cook Vascular Closure Device consists of a deployment tool and a vascular clip. At the end of an interventional vascular procedure, the surgeon inserts the deployment tool into a standard introducer sheath and then simply presses a button to deploy a micro-stainless steel four-pronged clip over the opening in the vessel wall, sealing off the vascular access site.

During fiscal year 2009, we completed initial human clinical feasibility trials of the Cook Vascular Closure Device. While the product generally met product specifications, Cook decided to discontinue the project.

On December 9, 2005, we entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and we and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, we received payments totaling approximately $5.3 million, including $1.0 million, $1.5 million, $1.8 million and $1.0 million in fiscal years 2009, 2008, 2007 and 2006, respectively. In July 2009, we entered into a partial termination and second amendment of this agreement to terminate Cook’s participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if we successfully commercialize the product.

Patent Foramen Ovale Closure Device

We are developing a patent foramen ovale (PFO) closure device in collaboration with Cook. A PFO is a defect in the wall, or septum, between the two upper, or atrial, chambers of the heart. This defect is an incomplete closure of the atrial septum that results in the creation of a flap or a valve-like opening in the atrial septal wall. A PFO is present in everyone before birth but normally seals shut in the first year or two after birth. In 20-25% of the population, the foramen ovale remains open or patent. The PFO may allow blood to flow from the heart’s right atrium to the left atrium and vice versa. Most people who have a PFO do not need treatment and do not know they have the condition. However, a PFO may increase the risk of stroke or migraine headaches but the clinical evidence is not clear. For those patients who need to have the PFO closed, there are several catheter procedure-based alternatives. Our PFO closure device has a catheter based guiding and deployment mechanism with a four pronged micro-clip that is actuated at the tip of the catheter after it is positioned at the proper site within the PFO.

On June 12, 2007, we entered into, and in September 2007 and June 2009 amended, an agreement with Cook to develop and commercialize a specialized device to close the PFO. Under the agreement, we and Cook will jointly develop the device, under the direction of a Development Committee that includes representatives from each party. Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Closure Device.

Under this agreement, we have received payments totaling approximately $3.2 million, including $1.0 million, $1.7 million and $500,000 in fiscal years 2009, 2008 and 2007, respectively. In fiscal year 2010, we are eligible to receive approximately $0.3 million in additional payments as we accomplish key deliverables under the development plan. After the product achieves satisfactory clinical results and regulatory approvals, we will receive a royalty based on Cook’s annual worldwide sales, if any, of the PFO Closure Device. This royalty is reduced if Cook sells a designated number of product units per calendar year for a defined period of time, and may also be reduced if patents are not issued covering the product in certain countries within a defined period of time. Certain minimum royalty payments are required under the agreement, which may be reduced during time periods in which certain product improvements are being developed because product sales are unexpectedly low for reasons other than Cook’s failure to diligently commercialize the product.

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

If the agreement is terminated either by Cook for convenience, or by us for Cook’s material breach, then we are required to reimburse Cook a pro-rated amount of the current development phase payment based on the amount of the development phase payment less the expenses of any work actually performed including an overhead factor. Additionally, in such case, Cook is required to transfer to us certain technology and regulatory filings and assist us in other respects to enable us to develop, manufacture and commercialize the product, and Cook agrees not to sue us under certain intellectual property rights as necessary to allow us to continue, on our own or with or through third parties, to make, use, sell, offer for sale and import the product anywhere in the world for use in medical procedures. We agreed to reimburse Cook up to $50,000 for documented expenses related to the transfer and if an IDE, premarket approval, or PMA, is undertaken by Cook for approval of the product, then the filing fees, transfer costs and other costs associated with the IDE and PMA, such as the costs of clinical studies, to be paid by us will not exceed an amount to be negotiated in good faith and can be paid in ten equal installments due semiannually. In such case, for five years after such termination (unless a court does not determine that our termination for Cook’s breach was proper), Cook cannot grant to any competitor of ours a license under Cook’s intellectual property rights to facilitate the competitor in making, using, selling, offering for sale or importing the Cook PFO Closure Device or any improvement anywhere in the world for use in medical procedures in the body.

If Cook terminates the agreement for our breach after it has paid to us all of the development payments, then Cook’s license survives such termination, subject to its continuing obligation to pay royalties to us. If Cook terminates the agreement for material breach by us in failing to meet any of the milestone phases defined in the agreement, then we must repay the amount of the development phase payment, less costs we incurred in developing the product including an overhead factor.

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

Regulatory Status and Clinical Trial Summary

Regulatory Status

Other than our PAS-Port system and C-Port systems, all of our products are in a pre-clinical development stage.

International

The PAS-Port system received the CE Mark in March 2003 and the C-Port system received the CE Mark in April 2004. The C-Port xA system received the CE Mark in June 2006, the C-Port Flex A system received the CE Mark in August 2007, and the C-Port X-CHANGE system received the CE Mark in July 2009.

United States

PAS-Port.  We received 510(k) clearance from the FDA to market the PAS-Port in the United Stares in September 2008.

C-Port.  We received 510(k) clearance from the FDA to market the C-Port system in the United States in November 2005. We received 510(k) clearance from the FDA to market the C-Port xA system in the United States in November 2006. We received 510(k) clearance from the FDA to market the C-Port Flex A system in the United States in March 2007 and the C-Port X-CHANGE in December 2007.

We intend to continue to gather additional clinical data for our products to further support our sales and marketing efforts. We believe these studies will primarily consist of registry trials and physician-initiated studies

Cardiac Product Sales and Marketing

United States

Our initial products focus on the needs of cardiovascular surgeons worldwide. We are changing our sales approach in the United States. Rather than building a direct sales force, we are now beginning to build a network of independent medical device manufacturers’ representatives and distributors to sell our sales domestically. We are targeting manufacturers’ representatives and distributors who carry other cardiac surgery products, are clinically knowledgeable and are capable of training cardiac surgeons on the use of our products and proctoring initial cases in the operating room. We plan to manage this network of manufacturers’ representatives and distributors with a direct sales force of four to five sales representatives across the United States. We anticipate that these manufacturers’ representatives and distributors will target, as our direct sales force has, selected influential surgeons in high volume cardiac surgery centers in the United States to sell our C-Port and PAS-Port systems. As of June 30, 2009, we have trained 413 U.S. cardiac surgeons in the use of our C-Port systems and 290 U.S. cardiac surgeons in the use of the PAS-Port system.

International

We currently distribute our PAS-Port system in Japan through our exclusive distributor, Century Medical, Inc., or Century. For the fiscal years ended June 30, 2009, 2008, 2007 and 2006, sales to Century comprised approximately 10%, 13%, 25% and 32%, respectively, of our total revenue and approximately 15%, 20%, 42%

and 64%, respectively, of our product sales. As of June 30, 2009, Century had trained over 300 Japanese cardiac surgeons in over 200 hospitals. Century has a direct sales organization of approximately 16 representatives who are responsible for the development of the anastomotic device market and directly contact cardiac surgeons. Century provides clinical training and support for end-users in Japan. We provide Century with promotional support, ongoing clinical training, representation at trade shows and guidance in Century’s sales and marketing efforts. Our agreement with Century expires in July 2014, but automatically renews for an additional five-year term if Century meets certain sales milestones. Either party may terminate this agreement if the other party defaults in performance of material obligations and such default is not cured within a specified period or if the other party becomes insolvent or subject to bankruptcy proceedings. In addition, we may terminate the agreement within 90 days following a change of control by payment of a specified termination fee. For the specifics of our revenue by geographic location please see Note 1, Concentrations of Credit Risk and Certain Other Risks, located in Notes to Financial Statements.

Total product sales of our C-Port and PAS-Port systems were $6.8 million, $4.9 million, $2.1 million and $1.0 million, for fiscal years 2009, 2008, 2007 and 2006, respectively. Total product sales represent 69%, 65%, 59% and 50% of total revenues for fiscal years 2009, 2008, 2007 and 2006, respectively.

We have engaged SIC Systems as our exclusive distributor in Italy, and we may engage additional distributors in several other European countries; however, we do not anticipate significant product sales from Europe in part because European healthcare systems are difficult to penetrate for new higher cost medical products. In January 2008, we engaged Arabian Trade House as our exclusive distributor in Saudi Arabia and other countries in the Middle East. We are continuing to sell to selected international customers and will continue to evaluate further opportunities to expand our distribution network in Europe and in other parts of the world where the healthcare economics are conducive to the introduction and adoption of new medical device technologies.

Competition

Cardiac Products

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

The landscape of active competitors in the market for anastomotic solutions is currently limited. Medtronic, with its acquisition of Coalescent Surgical, obtained the only marketed proximal anastomotic system in the United States, the Spyder, which deploys a series of nitinol-based U-Clips to attach a graft to the aorta. Several companies market systems designed to facilitate or stabilize proximal anastomoses, such as Maquet Cardiovascular’s Heartstring Aortic Occluder and Novare Surgical Systems’ Enclose anastomotic assist device. St. Jude Medical previously had a commercially available proximal anastomotic system that was marketed both in the United States and Europe; however, St. Jude Medical voluntarily withdrew this product from the market in 2004. Johnson & Johnson has obtained FDA clearance for a proximal system that has been developed by Bypass Inc. but has divested the division that was originally responsible for selling this product, and this proximal anastomosis product is now not available for cardiac surgeons in the United States or abroad.

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

Microcutter

The Cardica Microcutter, if it is successfully launched, would compete in the market for stapling and cutting devices within laparoscopic stapling and sealing devices currently marketed in the United States. We believe the principal competitive factors in the market for laparascopic staplers include:

•	reduced product size;

•	ease of use;

•	product quality and reliability;

•	multi-fire capability;

•	device cost-effectiveness;

•	degree of articulation;

•	physician relationships; and

•	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson and Covidien, currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus which recently acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which is in the process of acquiring a small competitor, Power Medical, each have large direct sales forces in the U.S. and have together dominated the market for single use disposable laparoscopic stapling devices for many years.

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

Third-Party Reimbursement

Sales of medical products are increasingly dependent in part on the availability of reimbursement from third-party payors such as government and private insurance plans. Currently, payors provide coverage and reimbursement for CABG procedures only when they are medically necessary. Our technology will be used concomitantly in CABG procedures. Cardica technologies bring added direct costs to medical providers and may not be reimbursed separately by third-party payors at rates sufficient to allow us to sell our products on a competitive and profitable basis.

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

Research and Development

As of June 30, 2009, we had 13 employees in our research and development department. Future research and development efforts will involve development of the microcutter in a variety of formats that accommodate different staple sizes and staple line lengths and different tool form factors, such as flexible versus rigid shafts, and combining stapling with sealing devices. We are also continuing development of the C-Port X-CHANGE II system, a cartridge based device with enhanced ease of use features and lower cost of goods than existing C-Port systems. We are continuing the development of the PFO closure device under our development agreement with Cook. We are also exploring the development of other products that can be derived from our core technology platform and intellectual property. Research and development expenses for fiscal years ended June 30, 2009, 2008, and 2007 were $8.2 million, $8.6 million, and $7.0 million, respectively. We expect research and development expenses to be lower in absolute dollar terms in fiscal year 2010 based on the restructuring and reductions in headcount that we completed in fiscal year 2009.

Patents and Intellectual Property

We believe our competitive position will depend significantly upon our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of June 30, 2009, we have 74 issued U.S. patents, 84 additional U.S. patent applications, five issued foreign patents and another 11 patent applications filed in select international markets. Our issued patents expire between 2018 and 2026.

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

FDA’s Premarket Clearance and Approval (PMA) Requirements.  Unless an exemption applies, each medical device distributed commercially in the United States will require either prior 510(k) clearance or PMA from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to only general controls, such as establishment registration and device listing, labeling, medical devices reporting, and prohibitions against adulteration and misbranding. Class II medical devices generally require prior 510(k) clearance before they may be commercially marketed in the United States. The FDA will clear marketing of a medical device through the 510(k) process if the FDA is satisfied that the new product has been demonstrated to be substantially equivalent to another legally marketed device, or predicate, device, and otherwise meets the FDA’s requirements. Class II devices are also subject to general controls and may be subject to performance standards and other special controls. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, are placed in Class III, generally requiring submission of a PMA supported by clinical trial data.

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

Employees

As of June 30, 2009, we had 42 employees, including 10 employees in manufacturing, 8 employees in sales and marketing, 5 employees in clinical, regulatory and quality assurance, 6 employees in general and administrative and 13 employees in research and development. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

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

MANAGEMENT

Executive Officers and Directors

The following table sets forth certain information concerning our executive officers and directors as of August 31, 2009:

Name	Age	Position

Bernard A. Hausen, M.D., Ph.D.	49	President, Chief Executive Officer, Chief Medical Officer and Director
Robert Y. Newell	61	Vice President, Finance and Chief Financial Officer
Frederick M. Bauer	55	Vice President, Operations
Bryan D. Knodel, Ph.D.	49	Vice President, Research and Development
Kevin T. Larkin(2)(3)	60	Chairman of the Board
Richard P. Powers(1)	65	Director
Jeffrey Purvin(1)(2)(3)	57	Director
John Simon, Ph.D.	66	Director
William H. Younger, Jr.(1)(2)(3)	59	Director

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating Committee

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

Frederick M. Bauer joined Cardica as our Vice President of Operations in July 2008. Since August 2005, he has been President and Owner of 3RLatex, LLC, a containment, transportation and recycling company for the construction industry and from November 2002 to November 2005, he was general manager of Amazon Environmental, a latex paint recycling company. From October 1996 to November 2001, he was Vice President Operations for the Cardiac Surgery division and Vice President Operations for the Perfusion Systems division of Medtronic, Inc., a medical device company. He also held a number of operations and engineering executive positions with Baxter Healthcare International, a healthcare company, from 1981 to 1996. Mr. Bauer holds a B.S. degree in Civil Engineering from the University of Detroit Mercy.

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

Richard P. Powers has been a director and chairman of our Audit Committee since October 2005. From June 2008 to August 2009, Mr. Powers was President and CEO of Aspire Medical Inc., a privately held medical device company developing products for the treatment of obstructive sleep apnea. From October 2001 to March 2008, Mr. Powers was Vice President and Chief Financial Officer of Anesiva, Inc. (formerly Corgentech Inc.), a biotechnology company. From February 1996 to August 2000, Mr. Powers served as Executive Vice President and Chief Financial Officer of CardioGenesis Corporation, a medical device company. From January 1981 to August 1995, Mr. Powers held a number of senior management positions at Syntex Corporation, a biopharmaceutical company, including Senior Vice President and Chief Financial Officer. Mr. Powers holds a B.S. degree in Accounting from Canisius College and an M.B.A. degree from the University of Rochester, New York.

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

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations.

Risks Related to Our Finances and Capital Requirements

We need to generate higher product sales to become and remain profitable.

Our ability to become and remain profitable depends upon our ability to generate higher product sales. Our ability to generate significantly higher revenue depends upon a number of factors, including:

•	achievement of broad acceptance for our products;

•	achievement of U.S. regulatory clearance or approval for additional products;

•	successful completion of ongoing clinical trials for our products; and

•	successful sales, manufacturing, marketing and distribution of our products.

Sales of our products and development activities generated only $9.9 million, $7.6 million and $3.5 million of revenue for fiscal years 2009, 2008, and 2007, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Our sales capability may be further impaired by our reductions in force effected in January, April and May 2009. Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

We need substantial additional funding and may be unable to raise capital, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts and could cause us to cease operations.

Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2009. Accordingly, our financial statements for the fiscal year ended June 30, 2009, included in this annual report on Form 10-K contain a going concern qualification from our independent registered public accounting firm. Our estimates and our future capital requirements depend upon numerous factors. These factors include, but are not limited to, the following:

•	market acceptance and adoption of our products;

•	maintaining our revenue growth;

•	costs of maintaining sales, marketing and distribution capabilities;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	the extent of our ongoing research and development programs;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	effects of competing technological and market developments.

Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future. We are currently seeking a range of financing and strategic alternatives and have engaged Allen & Company LLC to help us evaluate our strategic alternatives. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We believe the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing or entering into strategic transactions, and we may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital soon may require us to accept terms that may harm our business or be disadvantageous to our current stockholders, particularly in light of the current illiquidity and instability in the global financial markets. If adequate funds are not available or revenues from product sales do not increase, we may be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of December 31, 2009, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value. Failure to raise additional capital may result in our ceasing to be publicly traded or ceasing operations.

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred net losses since our inception in October 1997. As of June 30, 2009, our accumulated deficit was approximately $109.4 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008.

Our cost of product sales was 79% and 97% of our net product sales for fiscal years 2009 and 2008, respectively. We expect high cost of product sales to continue for the foreseeable future. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

If we do not generate sufficient cash flow through increased revenue or raising additional capital, then we may not be able to meet our debt obligation that becomes due in 2010.

As of June 30, 2009, we had an aggregate principal amount of approximately $2.0 million in notes payable to Century Medical, Inc. that are due in June 2010. This indebtedness has and may continue to impact us by:

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

An existing arrangement with our current lender Century Medical, as well as future arrangements with other creditors, allow or may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations that would have priority over any of our capital stock. After satisfaction of our debt obligations, we may have little or no proceeds left under these circumstances to distribute to the holders of our capital stock.

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

Risks Related to Our Business

We are dependent upon the success of our current products, and we have U.S. regulatory clearance for our C-Port and PAS-Port systems only. We cannot be certain that the C-Port and PAS-Port systems will be successfully commercialized in the United States. If we are unable to successfully commercialize our products in the United States, our ability to generate higher revenue will be significantly delayed or halted, and our business will be harmed.

We have expended significant time, money and effort in the development of our current commercial products, the C-Port systems and the PAS-Port system. If we are not successful in commercializing our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006), our C-Port Flex A in April 2007 and our C-Port X-CHANGE in December 2007. We commenced U.S. sales of our PAS-Port system in September 2008. We anticipate that our ability to increase our revenue significantly will depend on the successful commercialization of the PAS-Port system in the United States and elsewhere and the continued adoption of our current C-Port systems and later generations of the C-Port systems in the United States.

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

We may also be required to recall our products due to manufacturing supply defects. If we issue recalls of our products in the future, our revenue and business could be harmed.

If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products, our business may be harmed.

We are in the beginning stages changing our U.S. sales and marketing organization to one based primarily on manufacturers’ representatives and distributors and we have limited experience as a company in the sales, marketing and distribution of our products. Century is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must develop our sales, marketing and distribution capabilities and make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. In January, April and May 2009, we made reductions in force to reduce our expenses, which we expect will impair our sales capabilities. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. To the extent that we enter into arrangements with third parties to perform sales and marketing services, our product sales may be lower than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significantly higher revenue and may not become profitable.

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

Even if the data collected from future clinical studies or clinical experience indicates positive results, each physician’s actual experience with our devices outside the clinical study setting may vary. Clinical studies conducted with the C-Port and PAS-Port systems have involved procedures performed by physicians who are technically proficient, high-volume users of the C-Port and PAS-Port systems. Consequently, both short- and long- term results reported in these studies may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the C-Port and PAS-Port systems.

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

We derive a substantial portion of our revenue from sales to Century Medical, our distributor in Japan. The loss of Century Medical as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For fiscal years 2009 and 2008, sales to Century Medical accounted for approximately 15% and 20%, respectively, of our total product sales. We expect that Century Medical will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century Medical as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

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

As of June 30, 2009, we had 42 employees. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our recent reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force. Our need to effectively manage our operations and programs requires that we continue to maintain our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale as and when needed and, accordingly, may not achieve our research, development and commercialization goals.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and PAS-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of August 31, 2009, we were not aware of any existing product liability claims.

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

Risks Related to Our Common Stock

We may not be able to maintain our listing on The NASDAQ Global Market, which would adversely affect the price and liquidity of our common stock.

On May 22, 2009, we announced that we received a letter, dated May 19, 2009, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we did not comply with the $10.0 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). NASDAQ’s determination was based on a review of our Quarterly Report on Form 10-Q for the period ended March 31, 2009. As provided in the NASDAQ rules, we timely submitted to the NASDAQ Staff a plan to continue listing on The NASDAQ Global Market. NASDAQ granted us an extension until September 1, 2009, to regain compliance with the listing standards.

On September 2, 2009, we received a second letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us of its determination that we had failed to meet the terms of the extension because we failed to publicly disclose a compliant stockholders’ equity balance by September 1, 2009. Pursuant to the NASDAQ rules we appealed the decision to a NASDAQ Listing Qualifications Panel and requested a hearing. The hearing is scheduled for October 15, 2009. Our common stock will remain listed on The NASDAQ Global Market pending a decision by the Panel following the hearing.

In the event we are unable to otherwise satisfy the continued listing criteria of The NASDAQ Global Market and our appeal is denied we may apply for listing on The NASDAQ Capital Market. We believe that we currently meet the listing requirements of that market, including the requirement to have a minimum of $1.0 million in stockholders’ equity. Even if we are able to regain compliance with the listing requirements of The NASDAQ Global Market, there is no assurance that in the future we will continue to satisfy such listing requirements, with the result that our common stock may be delisted from that market and we may not meet the listing requirements of The NASDAQ Capital Market at such time.

If our stock is delisted from The NASDAQ Global Market and we are unable to list on The NASDAQ Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock would materially and adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

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

Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 24% of our outstanding common stock as of June 30, 2009. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Item 2.	Properties

We currently lease approximately 30,000 square feet of office, manufacturing and laboratory space in Redwood City, California. We believe that our existing facility should meet our needs for at least the next 24 months. Our facility is subject to periodic inspections by state and federal regulatory authorities.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of Cardica’s stockholders, through the solicitation of proxies or otherwise, during the fiscal quarter ended June 30, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock began trading on the NASDAQ Global Market on February 3, 2006 under the symbol “CRDC”. The table below sets forth the high and low sales prices for our common stock for the periods indicated:

	High	Low

Fiscal year 2009
First Quarter ended September 30, 2008	$11.13	$7.14
Second Quarter ended December 31, 2008	$8.28	$2.50
Third Quarter ended March 31, 2009	$4.27	$2.25
Fourth Quarter ended June 30, 2009	$3.24	$1.03
Fiscal year 2008
First Quarter ended September 30, 2007	$12.04	$5.08
Second Quarter ended December 31, 2007	$15.15	$6.50
Third Quarter ended March 31, 2008	$11.15	$5.60
Fourth Quarter ended June 30, 2008	$10.10	$6.27

As of September 9, 2009, there were 75 holders of record of common stock. This number does not include the number of persons whose shares are held by a nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Equity Compensation Plan Information

The information required by this Item 5 concerning our equity compensation plans will be contained in our definitive Proxy Statement with respect to our Annual Meeting of Stockholders, to be held on November 11, 2009, under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2009 we did not repurchase any equity securities.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements included elsewhere in this report.

The following selected balance sheet data as of June 30, 2009 and 2008 and the statements of operations data for each of the three fiscal years in the period ended June 30, 2009 have been derived from our audited financial statements, which are included elsewhere in this annual report. The selected balance sheet data as of June 30, 2007, 2006 and 2005 and the selected statements of operations data for the fiscal years ended June 30, 2006 and 2005 have been derived from our audited financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year Ended June 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statements of Operation Data:
Net revenue:
Product sales, net	$6,798	$4,934	$2,103	$1,028	$719
Development revenue	2,995	2,564	1,370	1,000	—
Royalty revenue (including amounts from related party: 2008 — $67; 2007 — $56; 2006 — $31; 2005 — $1,027)	85	67	56	31	1,027
Development revenue from related-party	—	—	—	—	310

Total net revenue	9,878	7,565	3,529	2,059	2,056
Operating costs and expenses:
Cost of product sales (includes related-party costs of $1,180 in fiscal year 2005)	5,341	4,808	2,880	2,102	2,478
Research and development	8,217	8,609	7,014	6,459	6,289
Selling, general and administrative	13,632	13,175	9,057	5,645	3,753

Total operating costs and expenses	27,190	26,592	18,951	14,206	12,520

Loss from operations	(17,312)	(19,027)	(15,422)	(12,147)	(10,464)
Interest income	177	926	1,113	782	305
Interest expense (includes related-party interest expense of $320, $897 and $897 in fiscal years 2007, 2006 and 2005, respectively)	(120)	(101)	(458)	(1,047)	(1,048)
Other income (expense), net (includes $250 income from related-party in fiscal year 2005)	(22)	6	2	(4)	257
Gain on early retirement of notes payable to related-party	—	—	1,183	—	—

Net loss before income tax benefit	(17,277)	(18,196)	(13,582)	(12,416)	(10,950)
Tax benefit	72	—	—	—	—

Net loss	$(17,205)	$(18,196)	$(13,582)	$(12,416)	$(10,950)

Basic and diluted net loss per common share	$(1.09)	$(1.23)	$(1.25)	$(2.58)	$(7.82)

Shares used in computing basic and diluted net loss per common share	15,776	14,844	10,878	4,817	1,401

	As of June 30,
	2009	2008	2007	2006	2005

Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,328	$23,265	$23,434	$32,080	$8,951
Working capital	4,134	20,959	22,049	31,602	9,032
Total assets	10,340	28,250	27,324	35,158	12,146
Short-term note payable	2,000	—	—	—	—
Long-term liabilities	44	2,000	2,020	15,836	15,156
Convertible preferred stock	—	—	—	—	39,683
Total stockholders’ equity (deficit)	6,262	21,417	21,989	17,677	(43,685)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Recently, we have expanded our business to include the development of an endoscopic microcutter intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. Unless and until this product is developed and cleared for marketing in the United States or elsewhere, or we enter into an arrangement with a development and commercialization partner that provides us with development revenue, we will have ongoing costs related thereto without related revenue. We are also developing a PFO device in collaboration with Cook Incorporated, or Cook, as described below. Our agreement with Cook related to the development of this device, described below, provides us with opportunities for potential milestone and royalty revenue.

We currently sell our C-Port® Distal Anastomosis Systems, or C-Port systems, in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States and in Europe and Japan through distributors. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. We received 510(k) clearance to market our PAS-Port system in the United States in September 2008. As of June 30, 2009, more than 14,000 PAS-Port systems had been sold in the United States, Europe and Japan. In addition to our commercialized cardiac surgery products, we have commenced development of the Cardica Microcutter, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. We are in discussions with multiple potential development and commercialization partners to advance further development of the Cardica Microcutter and other potential products in this product line, and we may enter into an arrangement to pursue further development of this product with a partner.

We are in the process of adding independent distributors and manufacturers’ representatives to support a core direct sales team for our C-Port systems and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line. We are shifting our development efforts to focus on our endoscopic microcutter.

We manufacture our cardiac products, our C-Port systems and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For fiscal year 2009, we generated net revenue of $9.9 million, including $3.0 million of development revenue, and incurred a net loss of $17.2 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. As a result, in order to reduce our operating expenses, in January, April and May 2009, we reduced our costs by eliminating 13, 22 and 15 positions, respectively, which impacted all functional areas, including research and development, sales and marketing, clinical, regulatory and quality, operations and general and administrative. We expect these reductions in force to impair our ability to continue sales at current or increased levels. We are continuing to evaluate potential additional steps to reduce our operating expenses. We are also seeking to raise additional funds. If adequate funds are not available or revenues from product sales do not increase, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

As of June 30, 2009, we had cash and cash equivalents of $5.3 million and total short-term debt of $2.0 million. We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2009. Accordingly, our financial statements for the fiscal year ended June 30, 2009, included in this Annual Report on Form 10-K contain a going concern qualification from our independent registered public accounting firm. Our estimates and our future capital requirements depend upon numerous factors. In addition, we have based our estimates on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through December 31, 2009, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction in the near term to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including primarily the extent of our sales and marketing efforts related to our commercialized products and the amount of revenues that we receive from product sales, as well as other factors described in the “Liquidity and Capital Resources” section below.

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

Agreements with Cook Incorporated

In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities and we and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we have received payments totaling $1.0 million, $1.7 million and $500,000 in fiscal years 2009, 2008 and 2007, respectively. We recorded as development revenue under the agreement a total of $1.4 million and $1.2 million in fiscal years 2009 and 2008, respectively, and none in fiscal year 2007. A total of $527,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2009. We are also entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. We are also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.

On December 9, 2005, we entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and we and Cook jointly developed the device, under the direction of a

Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, we received payments totaling approximately $5.3 million, including $1.0 million, $1.5 million, $1.8 million and $1.0 million in fiscal years 2009, 2008, 2007 and 2006, respectively. We recorded as development revenue under the agreement a total of $1.6 million, $1.4 million and $1.4 million for fiscal years 2009, 2008 and 2007, respectively. In July 2009, we entered into a partial termination and second amendment of this agreement to terminate Cook’s participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if Cardica successfully commercializes the product. The remaining deferred revenue balance was recognized as revenue in the fourth quarter of fiscal 2009 as we had completed all of our activities under the agreement and no amounts are refundable to Cook under the partial termination agreement. In addition, during fiscal year 2009, we recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device.

Deficiency letter from The NASDAQ Global Market

On May 22, 2009, we announced that we received a letter, dated May 19, 2009, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we did not comply with the $10.0 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). NASDAQ’s determination was based on a review of our Quarterly Report on Form 10-Q for the period ended March 31, 2009. As provided in the NASDAQ rules, we timely submitted to the NASDAQ Staff a plan to continue listing on The NASDAQ Global Market. NASDAQ granted us an extension until September 1, 2009, to regain compliance with the listing standards.

On September 2, 2009, we received a second letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us of its determination that we had failed to meet the terms of the extension because we failed to publicly disclose a compliant stockholders’ equity balance by September 1, 2009. Pursuant to the NASDAQ rules we appealed the decision to a NASDAQ Listing Qualifications Panel and requested a hearing. The hearing is scheduled for October 15, 2009. Our common stock will remain listed on The NASDAQ Global Market pending a decision by the Panel following the hearing.

In the event we are unable to otherwise satisfy the continued listing criteria of The NASDAQ Global Market and our appeal is denied we may apply for listing on The NASDAQ Capital Market. We believe that we currently meet the listing requirements of that market, including the requirement to have a minimum of $1.0 million in stockholders’ equity. Even if we are able to regain compliance with the listing requirements of The NASDAQ Global Market, there is no assurance that in the future we will continue to satisfy such listing requirements, with the result that our common stock may be delisted from that market and we may not meet the listing requirements of The NASDAQ Capital Market at such time.

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

Revenue generated from development contracts is recognized when it is earned and non-refundable upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses are incurred.

Inventory.  We state our inventories at the lower of cost (computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis) or market. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated market value. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and the risk of lower customer demand levels. While we believe the current value of inventories represents all known and estimated changes in demand, we have recently experienced reduced demand for our C-Port systems and further unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.

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

Stock-Based Compensation.  During fiscal year 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123R, “Share-Based Payment”, which revises SFAS No. 123. Under SFAS No. 123R stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to the adoption of SFAS No. 123R, we accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board, or APB, Opinion No. 25,“Accounting for Stock Issued to Employees” and its interpretations. We adopted SFAS No. 123R applying the “prospective method” under which we will continue to account for nonvested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, we will continue to apply APB No. 25 in future periods to equity awards outstanding at the date we adopted SFAS No. 123R.

The expected term of options granted under SFAS No. 123R is determined using the “simplified” method allowed by SAB No. 107, as extended by SAB No. 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R requires us to estimate forfeitures in calculating the expense related to stock-based compensation. We recognize stock-based compensation expense for options and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded stock-based compensation expense under SFAS 123R of $1.6 million, or $0.10 per share, $1.4 million, or $0.09 per share, and $561,000, or $0.05 per share for fiscal years 2009, 2008 and 2007, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.4 million at June 30, 2009 and is expected to be recognized over a weighted average period of 2.5 years.

Prior to the adoption of SFAS No. 123R, certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. We recorded deferred stock-based compensation, net of cancellations due to terminated employees, of $1.0 million in fiscal year 2006, in accordance with APB No. 25, and will amortize this amount on a straight-line basis over the related vesting period of the options. We recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation of $254,000, $307,000 and $353,000 for fiscal years 2009, 2008 and 2007, respectively. The total unamortized deferred stock compensation recorded for all option grants as of June 30, 2009 of $22,000 is expected to be fully amortized in fiscal year 2010.

Results of Operations

Comparison of Fiscal Years ended June 30, 2009 and 2008

Net revenue.  Net revenue increased $2.3 million, or 31%, to $9.9 million in fiscal year 2009 compared to $7.6 million in fiscal year 2008.

Net product sales increased $1.9 million, or 38%, to $6.8 million in fiscal year 2009 from $4.9 million in fiscal year 2008. The increase in product sales for the fiscal year ended June 30, 2009 was primarily the result of the introduction of our PAS-Port system in the United States. Product sales for the fiscal year ended June 30, 2008 did not include any PAS-Port system sales in the United States as the system was not cleared by the FDA until September 2008. In the fourth quarter of fiscal year 2009, total revenue was $2.0 million compared to $2.8 million in the fourth quarter of fiscal year 2008. The lower sales for the fourth quarter of fiscal year 2009 were due primarily to lower product sales caused by the reductions in force in April and May which included a significant number of our direct sales force as well as our Vice President of Sales and Marketing. In addition, in the third quarter of fiscal year 2009 we received low orders from our distributor in Japan and did not receive a significant order in the fourth quarter for Japan. We are transitioning to a sales force made up primarily of independent manufacturers’ representatives and distributors. The new sales representatives need to be recruited and trained and future quarterly product sales may be lower than comparable quarters until we complete this transition period.

For fiscal years 2009 and 2008, sales to Century Medical, Inc., our distributor in Japan, accounted for approximately 15% and 20%, respectively, of our total product sales.

Development revenue was $3.0 million and $2.6 million in fiscal years 2009 and 2008, respectively. The 2009 total was comprised of $1.4 million for development activities for the PFO device under a development agreement with Cook that we entered into in June 2007, and $1.6 million for development activities for the Cook Vascular Closure Device under a separate development agreement with Cook.

Cost of product sales.  Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased $533,000, or 11%, to $5.3 million in fiscal year 2009 from $4.8 million in fiscal year 2008.

The increase in cost of product sales in fiscal year 2009 compared to fiscal year 2008 was primarily attributable to increased unit sales of all of our products worldwide, due primarily to increased adoption of PAS-Port systems in the United States, of $513,000, an excess reserve on C-Port raw materials of $248,000, and higher production scrap expense of $112,000 for the PAS-Port system; offset in part by lower warranty charges of $144,000, and decreased lower of cost or market reserves of $162,000.

Our cost of product sales was 79% and 97% of our net product sales in fiscal years 2009 and 2008, respectively due to lower overhead and higher volumes mix. We expect high cost of product sales to continue for the foreseeable future.

Research and development expense.  Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expense decreased $392,000, or 5%, to $8.2 million in fiscal year 2009 from $8.6 million in fiscal year 2008.

The net decrease in research and development expense in fiscal year 2009 compared to fiscal year 2008 was attributable to a decrease in salaries and benefits of $232,000 due primarily to a net decrease in the number of personnel, decreased prototype project materials for the C-Port xV and Cook projects of $414,000, lower non-cash stock-based compensation expenses of $84,000 and lower clinical trial expense of $223,000 as a result of completing the PAS-Port trials, offset by higher molds and tooling expenses of $475,000 related to retirement of certain assets for the C-Port xV System, which is no longer under development since the C-Port X-CHANGE II System performs a comparable function while offering additional features and has nearly caught up to the C-Port xV System in development, and higher facilities costs of $71,000 .

We anticipate that research and development expenses will decrease in absolute terms in fiscal year 2010 due to the restructuring and reductions in headcount completed in January to May 2009.

Selling, general and administrative expense.  Selling, general and administrative expense consists primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expense increased $457,000, or 3%, to $13.6 million in fiscal year 2009 from $13.2 million in fiscal year 2008.

The net increase in selling, general and administrative expense in fiscal year 2009 compared to fiscal year 2008 was attributable to higher sales and marketing expenses to support field sales activities in the United States to sell C-Port systems and PAS-Port systems, including increased salaries and benefits of $861,000, higher non-cash stock-based compensation expenses of $156,000, higher recruiting fees of $111,000 due to the expansion of the sales force and higher product demonstration and trade show expense of $129,000, offset in part by lower accounting and auditing fees of $119,000 primarily related to our change in filing status to be a non-accelerated filer, and lower legal expense of $658,000 due to lower litigation expense in fiscal 2009 based on the settlement reached in fiscal year 2008.

We expect selling, general and administrative expense to decrease in absolute terms in fiscal year 2010 due to the restructuring and reductions in headcount completed in January to May 2009.

Interest income.  Interest income decreased $749,000, or 81%, to $177,000 for fiscal year 2009 from $926,000 for fiscal year 2008. The decrease in interest income in fiscal year 2009 was primarily attributable to lower average investment balances available for investing during the period and lower overall market interest rates for the fiscal year.

Interest expense.  Interest expense increased $19,000, or 19%, to $120,000 for fiscal year 2009 from $101,000 in fiscal year 2008. The increase in interest expense in fiscal year 2009 reflects a higher contractual interest rate of 6% per annum payable on our $2.0 million debt to Century Medical.

Income Tax Benefit.  Under the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009, or the Acts, signed into law in July 2008 and February 2009, respectively, taxpayers can claim a refundable alternative minimum tax or research and development credit if they forego bonus depreciation on certain qualified fixed assets placed in service between April 2008 and December 2009. We computed and recognized a credit based on fixed assets placed into service through June 30, 2009. We recorded an income tax benefit of $72,000 in fiscal year 2009 for the U.S. federal refundable credit as provided by the Acts.

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

Income Taxes

Due to uncertainty surrounding the realization of our deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for the net operating loss and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2009 and 2008 to reflect these uncertainties.

We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, or FIN No. 48, “Accounting for Uncertainty in Income Taxes” on July 1, 2007. As a result, upon the implementation of FIN No. 48, we recognized no liabilities for unrecognized income tax benefits. In addition, we recognized no material adjustment for the cumulative effect of adoption. At June 30, 2009, we had unrecognized tax benefits of $737,000, all of which would not currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance.

As of June 30, 2009, we had net operating loss carry-forwards to reduce future taxable income, if any, of approximately $95.0 million for federal income tax purposes and $72.1 million available to reduce future taxable income, if any, for state income taxes. The net operating loss carry-forwards begin to expire in 2013. We also had federal and state research and development credit carry-forwards of approximately $1.4 million and $1.5 million, respectively, at June 30, 2009. The federal credits will expire starting in 2019 if not utilized. The state credit carry-forwards have an unlimited carry-forward period. We completed a study of our tax attributes under Section 382 of the Internal Revenue Code of 1986 which resulted in significant limitations of net operating loss and credit carry-forwards prior to utilization. The reductions are reflected in the carry-forward amounts discussed above.

Liquidity and Capital Resources

As of June 30, 2009, our accumulated deficit was $109.4 million and we had cash and cash equivalents of $5.3 million and total short-term debt of $2.0 million. We currently invest our cash and cash equivalents in money market funds. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock. We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through December 31, 2009. Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs, cease operations, or cease to be publicly traded.

In November 2007, we received $11.5 million in net proceeds from the sale of 1,500,000 shares of our common stock in a public offering. In December 2007, we received $3.8 million in net proceeds from the sale of an additional 481,170 shares of our common stock upon exercise of the over-allotment option.

We have notes payable that were originally issued in connection with our Japan Distribution Agreement with Century Medical, in June 2003. We extended the distribution agreement and restructured the $3.0 million note payable in March 2007, whereby $1.0 million of the note payable was paid in April 2007 and the remaining $2.0 million is due in June 2010. The notes bore interest at 5% per annum through June 2008 then increased to 6% per annum until maturity in June 2010. All interest due is payable quarterly. The holder of the notes has a continuing security interest in all of our personal property and assets, including intellectual property. There are no covenants associated with this debt.

Under the operating lease for our facility in Redwood City, California, we are required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $300,000 and $500,000 has been recorded as restricted cash in the accompanying balance sheets at June 30, 2009 and 2008, respectively, related to the letter of credit

Summary cash flow data is as follows:

	Fiscal Year Ended June 30,
	2009	2008	2007
	(In thousands)

Net cash used in operating activities	$(16,703)	$(14,222)	$(14,952)
Net cash (used in) provided by investing activities	12,664	(6,613)	18,291
Net cash provided by financing activities	146	15,517	7,098

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

Net cash used in operating activities for fiscal years 2009, 2008 and 2007 was $16.7 million, $14.2 million, and $15.0 million, respectively. Our net use of cash for fiscal year 2009 was primarily attributable to our net loss, adjusted for non-cash stock-based compensation charges of $1.9 million, approximately $614,000 for C-Port xV-related fixed assets that were retired and $917,000 of depreciation and amortization plus increased inventories of $555,000, decreases in accounts payable, other accrued liabilities and accrued compensation totaling $1.8 million and a decrease in deferred development revenue of $958,000 mainly due to Cook’s partial termination of the Cook Vascular Closure Device development and commercialization agreement. Our net use of cash for fiscal year 2008 was primarily attributable to our net loss, adjusted for non-cash stock-based compensation charges of $1.7 million, approximately $425,000 of our common stock issued for settlement of a patent litigation and $944,000 of depreciation and amortization, plus higher accounts receivable of $433,000 as a result of increased sales of our products in the United States offset in part by increases in accounts payable, other accrued liabilities and accrued compensation totaling $1.1 million and an increase in deferred development revenue of $603,000 due to cash received from Cook. Our net use of cash for fiscal year 2007 was primarily attributable to our net loss, adjusted for non-cash stock-based compensation charges of $954,000 and $763,000 of depreciation and amortization, a payment made to Guidant Investment (a related-party) of interest payable of $2.3 million, a $1.4 million gain on early retirement of notes payable to Guidant Investment and an increase in inventories of $797,000 to support increased product sales, offset in part by $882,000 of deferred development revenue from Cook.

Net cash provided in investing activities was $12.7 million for fiscal year 2009, resulting from net sales and maturities of short-term investments of $14.1 million required to fund our operating loss in fiscal year 2009 offset in part by $1.4 million used to purchase property and equipment. Net cash used in investing activities was $6.6 million for fiscal year 2008, resulting from net purchases of available-for-sale investments of $5.2 million due to excess cash resources received from the sale of our common stock in November and December 2007, and $1.5 million used to purchase property and equipment. Net cash used by investing activities was $18.3 million for fiscal year 2007, resulting from net sales and maturities of short-term investments of $19.1 million required to fund our operating loss in fiscal year 2007 offset in part by $837,000 used to purchase property and equipment.

Net cash provided by financing activities of $146,000 for fiscal 2009 was due to net proceeds received from exercises of options to purchase our common stock. Net cash provided by financing activities of $15.5 million for fiscal 2008 was primarily due to net proceeds received from sales of our common stock in November and December 2007. Net cash provided by financing activities of $7.1 million for fiscal year 2007 was primarily due to net proceeds of $10.9 million received from the sale of common stock in June 2007 offset in part by debt payments made to Guidant Investment of $3.1 million and Century Medical of $1.0 million during the period.

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

Recent Accounting Pronouncements

Effective April 1, 2009, we adopted SFAS No. 165, “Subsequent Events.” The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued. It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on our consolidated financial position, results of operations and cash flows.

In June 2009, the Financial Accounting Standards Board issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC, SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our financial condition or results of operations.

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

Quarterly Financial Data

Fiscal year 2009:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)

Total net revenue	$2,106	$2,944	$2,838	$1,989
Gross profit (loss) on product sales	450	532	551	(77)
Net loss	(5,154)	(4,697)	(3,902)	(3,452)

Basic and diluted net loss per common share	(0.33)	(0.30)	(0.25)	(0.22)

Shares used in computing basic and diluted net loss per common share	15,741	15,781	15,785	15,796

Fiscal year 2008:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)

Total net revenue	$1,349	$1,694	$1,707	$2,815
Gross profit (loss) on product sales	13	84	(183)	212
Net loss	(3,659)	(4,167)	(5,543)	(4,827)

Basic and diluted net loss per common share	(0.27)	(0.29)	(0.35)	(0.31)

Shares used in computing basic and diluted net loss per common share	13,604	14,471	15,620	15,682

See Item 15, below, for our audited financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).	Controls and Procedures

Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2009, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

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

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers and directors appearing under the heading “Management — Executive Officers and Directors” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors appearing under the headings “Information about the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors” and “Information about the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Audit Committee” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors appearing under the heading “Information about the Board of Directors and Corporate Governance” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information appearing under the heading “Information about the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2009 Proxy Statement, which information is hereby incorporated by reference. A copy of our code of business conduct and ethics can be found on our website, www.cardica.com in the section titled “Investor Relations” under the subsection titled “Corporate Governance”. The contents of our website are not a part of this Annual Report on Form 10-K.

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

(a) Documents filed as part of this report

1. Financial Statements

Cardica, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardica, Inc.

We have audited the accompanying balance sheets of Cardica, Inc. as of June 30, 2009 and 2008, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardica, Inc. at June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Cardica, Inc.’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The financial statements for the year ended June 30, 2009 do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Palo Alto, California
September 18, 2009

Cardica, Inc.

BALANCE SHEETS

	June 30,
	2009	2008
	(In thousands, except share and per share data)

ASSETS
Current assets:
Cash and cash equivalents	$5,328	$9,221
Short-term investments	—	14,044
Accounts receivable	624	716
Inventories	1,895	1,393
Prepaid expenses and other current assets	321	418

Total current assets	8,168	25,792
Property and equipment, net	1,862	1,948
Restricted cash	310	510

Total assets	$10,340	$28,250

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551	$1,200
Accrued compensation	319	1,011
Other accrued liabilities	637	1,117
Current portion of leasehold improvement obligation	—	11
Deferred development revenue	527	1,485
Deferred rent	—	9
Note payable	2,000	—

Total current liabilities	4,034	4,833
Note payable	—	2,000
Other non-current liabilities	44	—

Total liabilities	4,078	6,833

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2009 and 2008	—	—
Common stock, $0.001 par value: 45,000,000 shares authorized, 15,825,549 and 15,784,655 shares issued and outstanding at June 30, 2009 and 2008, respectively	16	16
Additional paid-in capital	116,272	114,494
Treasury stock at cost (66,227 shares at June 30, 2009 and 2008)	(596)	(596)
Deferred stock-based compensation	(22)	(282)
Accumulated other comprehensive loss	—	(12)
Accumulated deficit	(109,408)	(92,203)

Total stockholders’ equity	6,262	21,417

Total liabilities and stockholders’ equity	$10,340	$28,250

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS OF OPERATIONS

	Fiscal Year Ended June 30,
	2009	2008	2007
	(In thousands, except per share data)

Net revenue:
Product sales, net	$6,798	$4,934	$2,103
Development revenue	2,995	2,564	1,370
Royalty revenue (including amounts from related party: 2008 — $67; 2007 — $56)	85	67	56

Total net revenue	9,878	7,565	3,529
Operating costs and expenses:
Cost of product sales	5,341	4,808	2,880
Research and development	8,217	8,609	7,014
Selling, general and administrative	13,632	13,175	9,057

Total operating costs and expenses	27,190	26,592	18,951

Loss from operations	(17,312)	(19,027)	(15,422)
Interest income	177	926	1,113
Interest expense (includes related-party interest expense of $320 in fiscal year 2007)	(120)	(101)	(458)
Other income (expense), net	(22)	6	2
Gain on early retirement of notes payable to related-party	—	—	1,183

Net loss before income tax benefit	(17,277)	(18,196)	(13,582)
Income tax benefit	72	—	—

Net loss	$(17,205)	$(18,196)	$(13,582)

Basic and diluted net loss per common share	$(1.09)	$(1.23)	$(1.25)

Shares used in computing basic and diluted net loss per common share	15,776	14,844	10,878

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS of STOCKHOLDERS’ EQUITY

					Deferred	Receivable	Accumulated
			Additional		Stock-	from Stock	Other		Total
	Common Stock		Paid-in	Treasury	Based	Option	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	Exercises	Loss	Deficit	Equity
	(In thousands, except share data)

Balance at June 30, 2006	9,795,833	$10	$79,843	$(596)	$(1,029)	$(79)	$(47)	$(60,425)	$17,677
Issuance of common stock upon exercise of employee stock options for cash	76,613	—	161	—	—	—	—	—	161
Discount received on initial public offering expenses	—	—	(38)	—	—	—	—	—	(38)
Issuance of common stock upon exercise of stock options for promissory note	—	—	18	—	—	—	—	—	18
Payment of receivable from stockholder	—	—	—	—	—	79	—	—	79
Common stock issued to related- party for cancellation of note payable	1,432,550	2	5,727	—	—	—	—	—	5,729
Sale of common stock, net of financing costs of $932	2,301,337	2	10,942	—	—	—	—	—	10,944
Issuance of stock options to non- employees for services	—	—	3	—	—	—	—	—	3
Issuance of stock options to employees for services	—	—	38	—	—	—	—	—	38
Stock-based compensation expense accounted for under FAS123(R)	—	—	561	—	—	—	—	—	561
Early exercise of stock options no longer subject to repurchase	—	—	1	—	—	—	—	—	1
Reversal of deferred stock-based compensation for terminated employees	—	—	(85)	—	85	—	—	—	—
Amortization of deferred stock- based compensation	—	—	—	—	353	—	—	—	353
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(13,582)	(13,582)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	45	—	45

Comprehensive loss	—	—	—	—	—	—	—	—	(13,537)

Balance at June 30, 2007	13,606,333	14	97,171	(596)	(591)	—	(2)	(74,007)	21,989
Issuance of common stock upon exercise of employee stock options for cash	77,036	—	167	—	—	—	—	—	167
Sale of common stock, net of financing costs of $1,481	1,981,170	2	15,348	—	—	—	—	—	15,350
Issuance of stock options to non- employees for services	—	—	10	—	—	—	—	—	10
Issuance of common stock for settlement of patent litigation	60,000	—	425	—	—	—	—	—	425
Issuance of shares pursuant to net exercise of warrants	7,666	—	—	—	—	—	—	—	—
Issuance of restricted stock awards	52,450	—	—	—	—	—	—	—	—
Stock-based compensation expense accounted for under FAS123(R)	—	—	1,365	—	—	—	—	—	1,365
Early exercise of stock options no longer subject to repurchase	—	—	10	—	—	—	—	—	10
Reversal of deferred stock-based compensation for terminated employees	—	—	(2)	—	2	—	—	—	—
Amortization of deferred stock- based compensation	—	—	—	—	307	—	—	—	307
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(18,196)	(18,196)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	(10)	—	(10)

Comprehensive loss	—	—	—	—	—	—	—	—	(18,206)

Balance at June 30, 2008	15,784,655	16	114,494	(596)	(282)	—	(12)	(92,203)	21,417
Issuance of common stock upon exercise of employee stock options for cash	44,144	—	146	—	—	—	—	—	146
Issuance of stock options to non- employees for services	—	—	10	—	—	—	—	—	10
Cancellation of restricted stock awards, net of issuance of shares	(3,250)		(2)	—	2	—	—	—	—
Stock-based compensation expense accounted for under FAS123(R)	—	—	1 ,629	—	—	—	—	—	1,629
Reversal of deferred stock-based compensation for terminated employees	—	—	(5)	—	5	—	—	—
Amortization of deferred stock- based compensation	—	—	—	—	253	—	—	—	253
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(17,205)	(17,205)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	12	—	12

Comprehensive loss	—	—	—	—	—	—	—	—	(17,193)

Balance at June 30, 2009	15,825,549	16	116,272	(596)	(22)	—	—	(109,408)	6,262

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS OF CASH FLOWS

	Fiscal Year Ended June 30,
	2009	2008	2007
	(In thousands)

Operating activities:
Net loss	$(17,205)	$(18,196)	$(13,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	917	944	763
Loss on disposal or retirement of property and equipment	614	12	25
Amortization of deferred stock-based compensation expense	253	307	353
Issuance of common stock to settle intellectual property litigation	—	425	—
Gain on early retirement of notes payable to related party	—	—	(1,433)
Stock-based compensation on grants of stock options to non-employees	10	10	2
Stock-based compensation on grants of stock options to employees	1,629	1,365	599
Changes in assets and liabilities:
Accounts receivable	92	(433)	(119)
Prepaid expenses and other current assets	115	—	153
Inventories	(555)	(164)	(797)
Restricted cash	200	—	—
Accounts payable and other accrued liabilities	(1,129)	643	470
Accrued compensation	(692)	495	280
Deferred rent	17	(111)	(93)
Deferred development revenue	(958)	603	882
Leasehold improvement obligation	(11)	(122)	(122)
Interest payable to related party	—	—	(2,333)

Net cash used in operating activities	(16,703)	(14,222)	(14,952)
Investing activities:
Purchases of property and equipment	(1,392)	(1,454)	(837)
Purchases of short-term investments	(4,974)	(45,981)	(17,172)
Proceeds from maturities of short-term investments	19,030	40,822	36,300

Net cash (used in) provided by investing activities	12,664	(6,613)	18,291
Financing activities:
Proceeds from sales of common stock, net of issuance costs	—	15,350	10,945
Payment of notes payable to related-party	—	—	(3,087)
Payment of note payable	—	—	(1,000)
Proceeds from issuance of common stock pursuant to the exercise of stock options	146	167	161
Proceeds from payment of receivable from stock option exercises	—	—	79

Net cash provided by financing activities	146	15,517	7,098

Net increase (decrease) in cash and cash equivalents	(3,893)	(5,318)	10,437
Cash and cash equivalents at beginning of period	9,221	14,539	4,102

Cash and cash equivalents at end of period	$5,328	$9,221	$14,539

Supplemental disclosure of cash flow information:
Cash paid for interest (related party of $2,652 in fiscal year 2007)	$117	$101	$2,799

Supplemental disclosure of non-cash activities:
Issuance of common stock to related-party for early retirement of notes payable	$—	$—	$7,163

Deferred stock-based compensation, (reversal) net of forfeitures	$(5)	$(2)	$(85)

Vesting of shares issued upon early exercise of stock options	$—	$10	$18

See accompanying notes to financial statements.

Cardica, Inc.

Notes to Financial Statements

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

Cardica, Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company designs, manufactures and markets proprietary automated anastomotic systems used in surgical procedures. The Company’s first product, the PAS-Port system, received the CE Mark for sales in Europe in March 2003, regulatory approval for sales in Japan in January 2004 and 510(k) clearance from the FDA on September 5, 2008. The Company’s second product, the C-Port system, received the CE Mark for sales in Europe in April 2004 and 510(k) clearance in the United States in November 2005. The C-Port xA system, a next generation C-Port system, received the CE Mark for sales in Europe in July 2006 and 510(k) clearance in the U.S. in November 2006. The C-Port Flex A system was cleared by the FDA in March 2007 and the C-Port X-CHANGE was cleared by the FDA in December 2007.

Since its inception, the Company has incurred significant net losses and expects to continue to incur net losses for the foreseeable future. To date, its C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that the Company had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of the business as the Company had planned. As a result, to reduce its operating expenses, in January, April and May 2009, the Company reduced its costs by eliminating 13, 22 and 15 positions, respectively, which impacted all functional areas, including research and development, sales and marketing, clinical, regulatory and quality, operations and general and administrative. The Company expects these reductions in force to impair its ability to continue sales at current or increased levels. The Company is continuing to evaluate potential additional steps to reduce its operating expenses. The Company is also seeking to raise additional funds. The Company is currently seeking a range of financing and strategic alternatives and has engaged Allen & Company LLC to help us evaluate our strategic alternatives. A member of our Board of Directors, John Simon, is a Managing Director at Allen & Company LLC. The Company may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. If adequate funds are not available or revenues from product sales do not increase, the Company may be required to delay, further reduce the scope of or eliminate its commercialization efforts with respect to one or more of its products or one or more of its research and development programs or may have to discontinue operations.

As of June 30, 2009, the Company had cash and cash equivalents of $5.3 million and total short-term debt of $2.0 million. The Company believes that its existing cash and cash equivalents along with the cash that expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable it to conduct the business substantially as currently conducted through December 31, 2009. This estimate and our future capital requirements depend upon numerous factors. In addition, the Company has based this estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and the Company could exhaust its available financial resources sooner than currently expected. While the Company’s cash resources estimated to permit it to continue through December 31, 2009, the Company would need to take additional expense reduction actions in advance of that date in the event that the Company is unable to complete a financing, strategic or commercial transaction in the near term to ensure that the Company has sufficient capital to meet its obligations and continue on a path designed to create and preserve stockholder value.

The sale of additional equity or convertible debt securities could result in significant dilution to the Company’s stockholders, particularly in light of the prices at which the Company’s common stock has been recently trading. In addition, if the Company raises additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If the Company raises additional funds through the issuance of debt securities, these securities could have rights senior to those associated with the Company’s common stock and could contain covenants that would restrict its operations. Any product development, licensing, distribution or sale agreements that the Company enters into may require it to relinquish valuable rights, including with respect to commercialized products or products in development that the Company would otherwise seek to commercialize or develop itself. The Company believes that the general economic and credit market crisis have created a more difficult environment for obtaining equity and debt financing or strategic transactions, and it may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company’s cash and cash equivalents are maintained in checking, money market and mutual fund investment accounts and corporate debt securities. The Company considers all highly liquid investments with maturities remaining on the date of purchase of three months or less to be cash equivalents.

Available-for-Sale Securities

The Company held no investments in marketable securities as of June 30, 2009. The Company classifies its investments in marketable securities as available-for-sale. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income.

Unrealized gains or losses on available-for-sale securities at June 30, 2009 and 2008, if any, are classified as other comprehensive income or loss on the accompanying balance sheets.

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

Restricted Cash

Under an operating lease for its facility in Redwood City, California, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit for the amount of $300,000 and $500,000 at June 30, 2009 and 2008, respectively has been recorded as restricted cash in the accompanying balance sheets, related to the letter of credit (see Note 6).

A certificate of deposit of $10,000 at June 30, 2009 and 2008 has been recorded as restricted cash in the accompanying balance sheets related to the deposit on the Company’s credit card.

Concentrations of Credit Risk and Certain Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company places its cash and cash equivalents with high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents securities to the extent of the amounts recorded on the balance sheet.

The Company sells its products to hospitals in the U.S. and Europe and to distributors in Japan and Saudi Arabia that resell the products to hospitals. The Company does not require collateral to support credit sales. The Company has had no credit losses to date.

The following table illustrates total net revenue from the geographic location in which our customers are located.

	Fiscal Year Ended June 30,
	2009	2008	2007

United States	84%	82%	71%
Japan	10%	13%	25%
Europe	4%	4%	4%
Rest of world	2%	1%	—

The following table illustrates the concentration of greater than 10% with any individual customer.

	Percent of Total Net			Percent of Total
	Revenue for			Accounts Receivable
	Fiscal Year Ended June 30,			as of June 30,
	2009	2008	2007	2009	2008

Century Medical	10%	13%	25%	10%	—
Cook Incorporated	30%	34%	39%	—	—

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

Inventories

Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company periodically assesses the recoverability of all inventories, including materials, work-in-process and finished goods, to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. Due to recently experienced reduced demand for the Company’s C-Port systems, in the year ended June 30, 2009 the Company recorded a $248,000 write-down for excess and obsolete C-Port system inventory. It is at least reasonably possible that further unfavorable market conditions may result in the need for additional inventory write-downs in the near term.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, would be assessed using discounted cash flows. Through June 30, 2009, there have been no indications of impairment; therefore, the Company has recorded no such losses.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” (“SAB No. 104”). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectibility is reasonably assured. The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.

The Company records product sales net of estimated product returns and discounts from the list prices for its products. The amounts of product returns and the discount amounts have not been material to date. The Company includes shipping and handling costs in cost of product sales.

Each of the Company’s development contracts with Cook Incorporated is accounted for as a separate arrangement. Revenue generated from development contracts is recognized when it is earned and non-refundable upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses plus overhead costs for certain project activities are incurred.

Research and Development

Research and development expenses consist of costs incurred for internally sponsored research and development, direct expenses, research-related overhead expenses, and cost incurred on development contracts. Research and development costs are charged to research and development expense as incurred.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), on July 1, 2007. As a result, the Company recognized no liabilities for unrecognized income tax benefits and no material adjustment for the cumulative effect of adoption.

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2009.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All of the Company’s operations are in the United States and all of its long-lived assets are maintained in the United States.

Comprehensive Loss

Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities as follows (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007

Net loss	$(17,205)	$(18,196)	$(13,582)
Change in unrealized gain (loss) on investments	12	(10)	45

Comprehensive loss	$(17,193)	$(18,206)	$(13,537)

Accumulated other comprehensive loss consists solely of unrealized losses on investments.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and without consideration of potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares subject to repurchase and dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock and unvested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive (in thousands, except per share data).

	Fiscal Year Ended June 30,
	2009	2008	2007

Numerator:
Net loss	$(17,205)	$(18,196)	$(13,582)

Denominator:
Weighted-average common shares outstanding	15,815	14,893	10,901
Less: Weighted-average non-vested common shares subject to repurchase	—	(1)	(6)
Less: Weighted — average non-vested restricted stock awards	(39)	(48)	(17)

Denominator for basic and diluted net loss per common share	15,776	14,844	10,878

Basic and diluted net loss per common share	$(1.09)	$(1.23)	$(1.25)

Outstanding securities not included in diluted net loss per common share calculation: (in thousands)

	Fiscal Year Ended June 30,
	2009	2008	2007

Options to purchase common stock	1,446	1,334	1,316
Non-vested restricted stock units and awards	229	59	13
Non-vested common shares subject to repurchase	—	—	11
Warrants	648	680	732

	2,323	2,073	2,072

Stock-Based Compensation

In fiscal year 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment”. Under SFAS No. 123R stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the employee requisite service period. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based employee compensation arrangements using the intrinsic value method in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and its interpretations. The Company adopted SFAS No. 123R applying the “prospective method” under which it will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS No. 123R in the same manner as they had been accounted for prior to adoption, that is, it will continue to apply APB Opinion No. 25 in future periods to equity awards outstanding at the date it adopted SFAS No. 123R.

SFAS No. 123R applies to new awards and to awards modified, repurchased, or cancelled after the required effective date. The Company uses the Black-Scholes model to value its new or modified stock option grants under SFAS No. 123R, with the following assumptions:

	Fiscal Year Ended June 30,
	2009	2008	2007

Risk-free interest rate	0.10% - 2.57%	2.39% - 3.70%	4.51% - 5.02%
Dividend yield	—	—	—
Weighted-average expected life	0.25 - 4.5 years	4.56 years	4.8 years
Volatility	53% - 136%	58%	70%

Since the Company has limited historical data on volatility of its stock, the expected volatility is based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

The expected term of options granted is determined using the “simplified” method allowed by SAB No. 107, as extended by SAB No. 110. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free rate for periods within the contractual life of the option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes stock-based compensation expense for option and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. SFAS No. 123R requires the Company to estimate forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expense of $1.6 million, or $0.10 per share, $1.4 million, or $0.09 per share, and $561,000, or $0.05 per share for fiscal years 2009, 2008, and 2007, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.4 million at June 30, 2009 and is expected to be recognized over a weighted average period of 2.5 years.

Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation recorded prior to the adoption of SFAS No. 123R (in thousands).

	Fiscal Year Ended June 30,
	2009	2008	2007

Cost of product sales	$187	$51	$61
Research and development	522	605	129
Selling, general and administrative	1,183	1,026	765

Total	$1,892	$1,682	$955

Prior to the adoption of SFAS No. 123R and during fiscal year 2006 certain stock options were granted with exercise prices that were below the estimated fair value of the common stock at the date of grant. In accordance with APB Opinion No. 25, deferred stock-based compensation of $1.0 million was recorded during fiscal year 2006. The deferred stock-based compensation will be amortized over the related vesting terms of the options. The Company also recorded deferred stock-based compensation resulting from variable accounting for option exercised with non-recourse promissory notes. Deferred stock-based compensation related to these notes, representing compensation related to non-vested options, was $47,000 as of June 30, 2007. There was no balance remaining as of June 30, 2008 related to these notes. The Company amortized deferred stock-based compensation expense of $253,000, $307,000, and $353,000 for fiscal years 2009, 2008, and 2007, respectively.

The total unamortized deferred stock compensation recorded for all option grants as of June 30, 2009 of $22,000 is expected to be fully amortized in fiscal year 2010.

Recent Accounting Pronouncements

Effective April 1, 2009, the Company adopted SFAS No. 165, “Subsequent Events”. The standard modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued. It also requires the disclosure of the date through which subsequent events have been evaluated. The standard did not result in significant changes in the practice of subsequent event disclosures or the related accounting thereof, and therefore the adoption did not have any impact on the Company’s financial position, results of operations and cash flows. The Company adopted SFAS No. 165 during the period ended June 30, 2009 and evaluated subsequent events through September 18, 2009 upon the issuance of the financial statements. The adoption of SFAS No. 165 did not have a significant impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”. SFAS No. 168 establishes the FASB Accounting Standards Codification as the single source of authoritative U.S. accounting and reporting standards, other than guidance issued by the SEC. SFAS No. 168 is effective for the Company as of July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have a material impact on its financial condition or results of operations.

Note 2.	Fair Value Measurements

Effective July 1, 2008, the Company adopted SFAS No. 157 “Fair Value Measurements”, which defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

All assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of June 30, 2009
	Level 1	Level 2	Level 3	Fair Value

Cash equivalents:
Money market funds	$510	$—	$—	$510

Total assets at fair value	$510	$—	$—	$510

Cash equivalents, consisting of funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments. Cash equivalents are included in Level 1 as their fair value is based on market prices/quotes for identical assets in active markets.

As of June 30, 2009, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable, accounts payable, deferred development revenue and note payable, are reported at their current carrying values.

Note 3.	Short-Term Investments

Short-term investments are summarized as follows (in thousands):

	June 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-sale securities:
Commercial paper	$4,786	$—	$(6)	$4,780
Federal agency bonds	9,268	2	(6)	9,264

Total	$14,054	$2	$(12)	$14,044

The gross realized losses and gains on the sale of available-for-sale securities during fiscal years 2009, 2008 and 2007 were not material.

Note 4.	Inventories

Inventories consisted of the following (in thousands):

	June 30,
	2009	2008

Raw materials	$256	$634
Work in progress	404	209
Finished goods	1,235	550

	$1,895	$1,393

Note 5.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,
	2009	2008

Computer hardware and software	$485	$463
Office furniture and equipment	220	210
Machinery and equipment	5,122	5,149
Leasehold improvements	567	565
Construction in process	149	111

	6,543	6,498
Less: accumulated depreciation and amortization	(4,681)	(4,550)

	$1,862	$1,948

Depreciation and amortization expense for fiscal years 2009, 2008 and 2007 was $917,000, $944,000 and $763,000, respectively.

Note 6.	Commitments and Contingencies

In April 2003, the Company entered into a non-cancelable operating lease for office space that was scheduled to expire in July 2008. In December 2007, the Company entered into a second amendment to its Office Lease Agreement extending the operating lease for its headquarters through August 2011. Pursuant to the initial terms of the Operating Lease Agreement, the Company obtained a letter of credit for $500,000 and, in order to obtain the letter of credit, the Company placed cash funds in the amount of $500,000 in a certificate of deposit account. The security deposit was reduced to $300,000 in the second amendment. The cash funds amount is restricted until the expiration of the lease agreement in August 2011 and is recorded as non-current restricted cash.

Future minimum lease payments under the non-cancelable operating leases having initial terms in excess of one year as of June 30, 2009, are as follows (in thousands):

Operating
Leases

Fiscal year ending June 30,
2010	826
2011	858
2012	144

Total minimum lease payments	$1,828

Rent expense for fiscal years 2009, 2008 and 2007, was $753,000, $245,000 and $243,000, respectively. Deferred rent under the facility operating lease amounted to $26,000 and $9,000 at June 30, 2009 and 2008, respectively.

Note 7.	License, Development and Commercialization Agreements

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company has received payments totaling $1.0 million, $1.7 million and $500,000 in fiscal years 2009, 2008 and 2007, respectively. The Company recorded as development revenue under the agreement a total of $1.4 million and $1.2 million in fiscal years 2009 and 2008, respectively, and none in fiscal year

2007. A total of $527,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2009. The Company is also entitled to receive from Cook up to a total of an additional $0.3 million in future payments if development milestones under the agreement are achieved. The Company is also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.

On December 9, 2005, the Company entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and the Company and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, the Company received payments totaling approximately $5.3 million, including $1.0 million, $1.5 million, $1.8 million and $1.0 million in fiscal years 2009, 2008, 2007 and 2006, respectively. The Company recorded as development revenue under the agreement a total of $1.6 million, $1.4 million and $1.4 million for fiscal years 2009, 2008 and 2007, respectively. In July 2009, the Company entered into a partial termination and second amendment of this agreement to terminate Cook’s participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if Cardica successfully commercializes the product. The remaining deferred revenue balance was recognized as revenue in the fourth quarter of fiscal 2009 as all of the Company’s activities under this agreement had been completed and no amounts are refundable to Cook under the partial termination agreement. In addition, during fiscal year 2009, the Company recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device.

Note 8.	Related-Party Transactions

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

In November 2007, the Company sold 1,500,000 shares of its common stock, and Guidant Investment Corporation (“Guidant Investment”) sold 2,575,795 shares of the Company’s common stock, in an underwritten public offering. The Company received net proceeds of approximately $11.5 million. In December 2007, the Company received approximately $3.8 million in net proceeds from the sale of an additional 481,170 shares of its common stock upon exercise of the over-allotment option. In connection with the sale of shares offered by the Company, Allen & Company acted as a co-manager on these transactions and received total fees of approximately $198,000. The Company did not receive any funds from the sale of its common stock by Guidant Investment. As of June 30, 2008, Guidant Investment was no longer a stockholder of the Company.

In March 2009, the Company engaged Allen & Company LLC to help evaluate strategic alternatives. A member of the Company’s Board of Directors, John Simon, is a Managing Director at Allen & Company LLC. The Company may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of its commercialized products or products in development. Allen & Company received an advance of $200,000 in connection with this engagement.

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

Development and Supply Agreement

In December 2003, the Company entered into a Development and Supply Agreement with Guidant for the development and commercialization of an aortic cutter for Guidant, the Heartstring product. The agreement called for the Company to develop and manufacture aortic cutters. Production of the aortic cutter has been outsourced by Guidant to a third-party manufacturer, and the Company will receive royalties quarterly for each unit sold in the future. During fiscal years 2009, 2008 and 2007, the Company received $85,000, $67,000 and $56,000, respectively, of royalty revenue under this agreement. As of June 30, 2008, Guidant is no longer a related party.

Note 9.	Note Payable

In June 2003, the Company entered into, and in March 2007 amended, a distribution agreement with Century Medical, Inc. Also in June 2003, the Company issued a subordinated convertible note to Century Medical in the amount of $3.0 million due in June 2008 bearing 5% interest per annum. The subordinated convertible note was convertible at the option of Century Medical into the Company’s common stock at $10.00 per share at any time prior to August 7, 2006. Century Medical did not convert the note, and the note is no longer convertible. In March 2007, Century Medical and the Company restructured the note payable such that the note is no longer subordinate, the Company paid $1.0 million in April 2007 and the remaining $2.0 million of the note payable is due in June 2010. The note bears an annual interest rate of 5% through June 2008 and then the rate increases to 6% per annum until maturity in June 2010. Century Medical has a continuing security interest in all of the Company’s personal property and assets, including intellectual property. There are no covenants associated with this debt. Interest is payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year. The Company made interest payments of $117,000, $101,000, and $147,000 in fiscal years 2009, 2008, and 2007, respectively. The interest payable at June 30, 2009 and 2008 was $20,000 and $17,000, respectively, and is included in other accrued liabilities in the accompanying balance sheets.

Note 10.	Stockholders’ Equity

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

Public Offering

In November 2007, the Company sold 1,500,000 shares of its common stock, and Guidant Investment sold 2,575,795 shares of the Company’s common stock, in a public offering for aggregate gross proceeds to the Company of $12.7 million. After deducting the underwriters’ commissions and discounts and other issuance costs, the Company received net proceeds of $11.5 million. The Company did not receive any proceeds from the sale of its common stock by Guidant Investment.

In December 2007, the Company sold an additional 481,170 shares of its common stock to the underwriters pursuant to the exercise of the over-allotment option. The Company received aggregate gross proceeds of $4.1 million from the exercise of the underwriters’ over-allotment option. After deducting the underwriters’ commission and related expenses, the Company received from the exercise of the underwriters’ over-allotment option net proceeds of $3.8 million.

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

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payment and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of June 30, 2009 or 2008.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

June 30,
2009

Stock options outstanding	1,446,149
Shares available for grant under stock option plan	618,594
Warrants for common stock	679,780

2,744,523

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

In October 2005, the Company’s Board of Directors adopted, and in December 2005 the stockholders approved, the 2005 Equity Incentive Plan, (as amended the “2005 Plan”). A total of 1,650,000 shares of common stock have been reserved for issuance under the 2005 Plan.

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

Common stock options may include a provision whereby the holder, while an employee, director or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at its option and at a price equal to the original purchase price of the stock. In accordance with guidance in Issue 33b of EITF 00-23, the Company does not consider the stock issued upon exercise of an unvested stock option substantively exercised, and the cash paid for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized by the Company as a liability. As the underlying shares vest, the deposit liability is reclassified as equity. As of June 30, 2009 and 2008, no shares are subject to the Company’s right of repurchase and no shares are excluded from stockholders’ equity. As of June 30, 2007, a total of 3,125 shares had been acquired through the early exercise of options, were subject to the Company’s right of repurchase and were excluded from stockholders’ equity. The Company’s policy is to issue new shares upon the exercise of stock options.

Option activity under all Plans is as follows:

		Outstanding Options
			Weighted-
	Shares		Average
	Available for	Number of	Exercise Price
	Grant	Shares	per Share

Balance at June 30, 2006	242,847	1,017,739	$4.32
Shares reserved	250,000	—	—
Options granted	(498,783)	498,783	5.77
Options exercised	—	(76,613)	2.08
Options forfeited	123,903	(123,903)	7.87

Balance at June 30, 2007	117,967	1,316,006	4.67
Shares reserved	500,000	—	—
Options granted	(155,450)	155,450	7.61
Restricted stock awards	(52,450)	—	—
Options exercised	—	(77,036)	2.19
Options forfeited	60,288	(60,288)	5.98

Balance at June 30, 2008	470,355	1,334,132	5.10
Shares reserved	500,000	—	—
Options granted	(530,050)	530,050	8.03
Restricted stock awards	(250,850)	—	—
Options exercised	—	(44,144)	3.33
Options forfeited	373,889	(373,889)	7.09
Awards forfeited	55,250

Balance at June 30, 2009	618,594	1,446,149	$5.65

The following table summarizes information about options outstanding, vested and exercisable at June 30, 2009:

Options Outstanding				Options Exercisable
		Weighted-	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise	Number of	Contractual	Price per	Number	Price per
Prices	Shares	Life (Years)	Share	Exercisable	Share

$1.35 — $2.25	148,162	3.11	$2.08	148,162	$2.08
$2.85	359,506	3.84	2.85	354,987	2.85
$4.38 — $6.00	152,352	2.74	4.58	113,915	4.89
$6.03	205,452	3.61	6.03	112,872	6.03
$6.75 — $8.00	240,803	3.78	7.75	181,765	7.82
$8.30 — 9.75	339,874	5.12	9.22	104,077	9.30

Total outstanding	1,446,149	3.89	$5.65	1,015,778	$4.87

Options vested and Expected to vest	1,351,154	3.84	$5.55

The weighted average remaining contractual life for all currently exercisable options as of June 30, 2009 was 3.4 years. The aggregate intrinsic value as of June 30, 2009 of all outstanding options was $2,000, options vested and expected to vest was $2,000 and options exercisable was $2,000. The aggregate intrinsic value as of June 30, 2008 of all outstanding options was $4.5 million, options vested and expected to vest was $4.3 million and options exercisable was $3.3 million.

The weighted-average estimated grant date fair value of options granted to employees and directors during fiscal years 2009, 2008, and 2007 was $3.69, $3.25, and $3.43, respectively. The intrinsic value of all options exercised during fiscal years 2009, 2008, and 2007 was $189,000, $447,000, and $299,000, respectively. The fair value of all stock awards actually vesting in fiscal years 2009, 2008, and 2007 was $740,000, $850,000, and $530,000, respectively.

Restricted Stock Units and Awards

The following table summarizes information about restricted stock activity .

		Weighted-
		Average
		Grant-
		Date Fair
		Value per
	Shares	Share

Non-vested restricted stock at June 30, 2006	20,000
Awarded	—
Vested	(7,083)
Forfeited	—

Non-vested restricted stock at June 30, 2007	12,917
Awarded	52,450	$11.25
Vested	(5,950)
Forfeited	—

Non-vested restricted stock at June 30, 2008	59,417	—
Awarded	250,850	$3.62
Vested	(26,167)	—
Forfeited	(55,250)	—

Non-vested restricted stock at June 30, 2009	228,850	—

The fair value of each restricted stock unit and award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units and awards are recognized over the requisite service period adjusted for estimated forfeitures.

Warrants

The Company has outstanding warrants to purchase common stock at June 30, 2009:

	Exercise
	Price per	Date
Shares	Share	Exercisable	Expiration

12,270	$4.89	July 2001	March 2010
575,347	5.65	Dec 2007	June 2012
60,017	11.58	July 2001	October 2010

647,634

Note 11.	Reductions in Force

In January 2009, the Company announced and completed the elimination of 13 positions. The total charge incurred during the three month period ending March 31, 2009 in connection with this reduction in workforce was $213,000, of which $194,000 was paid for severance payments and the balance was paid for outplacement services. The charges were included in research and development expense and selling, general and administrative expense.

In April 2009, the Company reduced its workforce by 22 employees, in an effort to further reduce the Company’s operating expenses. The Company completed the reduction in force in April 2009. The total charge incurred during the three month period ending June 30, 2009 in connection with this reduction in workforce was approximately $280,000, of which approximately $250,000 was paid as severance payments and the balance was for outplacement services. The charges were included in research and development expense and selling, general and administrative expense.

In May 2009, the Company reduced its workforce by 16 employees, in an effort to further reduce the Company’s operating expenses. The Company completed the reduction in force in May 2009. The total charge incurred during the three month period ending June 30, 2009 in connection with this reduction in workforce was approximately $354,000, all of which was paid as severance payments. The charges were included in research and development expense and selling, general and administrative expense.

Note 12.	Income Taxes

Under the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009 ( the “Acts”), signed into law in July 2008 and February 2009, respectively, taxpayers can claim refundable AMT or research and development credit if they forego bonus depreciation on certain qualified fixed assets placed in service between April 2008 and December 2009. The Company computed and recognized a credit based on fixed assets placed into service through June 30, 2009. The Company recorded an income tax benefit of $72,000 in the year ended June 30, 2009 for the U.S. federal refundable credit as provided by the Acts.

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

	June 30,
	2009	2008

Net operating loss carry-forwards	$36,008	$30,412
Research credits	2,340	2,004
Capitalized research and development expenses	107	136
Fixed asset depreciation	291	—
Other	462	317

Total deferred tax assets	39,208	32,869
Valuation allowance	(39,208)	(32,869)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $6.3 million, $3.8 million, and $5.5 million during fiscal years 2009, 2008, and 2007, respectively.

As of June 30, 2009, the Company had federal net operating loss carry-forwards and research credit carry-forwards of approximately $95.0 million and $1.4 million, respectively. The net operating loss carry-forwards begin to expire in the year 2013. The research credit carry-forwards begin to expire in the year 2019. Additionally, the Company has state net operating loss carry-forwards of approximately $72.1 million, which will expire beginning in the year 2013. The Company has state research credit carry-forwards of $1.5 million which have no expiration date.

The Company adopted the provisions of FIN No. 48 on July 1, 2007. As a result, the Company recognized no liabilities for unrecognized income tax benefits. Upon adoption of FIN 48, the Company recognized no material adjustment for the cumulative effect of adoption. At June 30, 2009, the Company had unrecognized tax benefit of $737,000, all of which would not currently affect the Company’s effective tax rate if recognized due to the

Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount

Balance at July 1, 2007	$574
Additions based on tax positions related to current year	72
Additions for tax positions of prior year	—
Reductions for tax positions of current year	—
Reductions for tax positions of prior year	(7)
Settlements	—

Balance at June 30, 2008	639
Additions based on tax positions related to current year	106
Additions for tax positions of prior year	10
Reductions for tax positions of current year	—
Reductions for tax positions of prior year	(18)
Settlements	—

Balance at June 30, 2009	$737

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2009. The tax years 1998 through 2008 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2010.

The reconciliation of income tax benefits attributable to the net loss computed at the U.S federal statutory rates to income tax benefit (expense) (in thousands):

	Fiscal Year Ended June 30,
	2009	2008	2007

Tax benefit at U.S. statutory rate	$(5,874)	$(6,186)	$(4,624)
Loss for which no tax benefit is currently recognizable	5,201	5,726	4,298
Refundable research credits	(72)	—	—
Stock based compensation	616	404	334
Other, net	57	56	(8)

	$(72)	$—	$—

Utilization of the net operating loss carry-forwards and credit carry-forwards may be subject to a substantial annual limitation due to the limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. The Company concluded a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss-forwards and credit carry-forwards attributable to periods before the change. The Company concluded that approximately $4.9 million of federal net operating loss carry-forwards, $638,000 of federal credit carry-forwards and approximately $14.6 million of California state net operating loss carry-forwards are significantly limited to offset future income, if any. The reductions are reflected in the carry-forward amounts included above.

Note 13.	Employee Benefit Plan

In January 2001, the Company adopted a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees. Employees may elect to contribute up to the maximum allowed under the Internal Revenue

Service regulations. The Company may make discretionary contributions as determined by the Board of Directors. No amount was contributed by the Company to the plan during fiscal years 2009, 2008 or 2007.

Note 14.	Indemnification

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third-party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third-party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2009 or 2008.

2.	Financial Statement Schedules

All financial statement schedules are omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3.	The following exhibits are included herein or incorporated herein by reference:

ITEM 15.	Exhibits and Financial Statement Schedules.

(a) Exhibits.

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3	.2(8)	Bylaws of the Registrant as currently in effect.
3	.3(1)	Specimen Common Stock certificate of the Registrant.
4	.1(1)	Warrant dated March 17, 2000 exercisable for 36,810 shares of common stock (on a pre-split basis).
4	.2(1)	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis).
4	.3(10)	Amendment of Registration Rights Agreement, dated October 15, 2007.
4	.4(2)	Form of Warrant dated June 2007.
4	.5(2)	Securities Purchase Agreement, dated June 27, 2007, by and among Cardica, Inc., and purchasers listed on the signature pages thereto.
10	.1(1)	1997 Equity Incentive Plan and forms of related agreements and documents.
10	.2(3)	2005 Equity Incentive Plan and forms of related agreements and documents.
10	.3(1)	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among the Registrant and certain stockholders.
10	.4(1)	Benefit Agreement with Bernard Hausen, M.D., Ph.D.+
10	.5(1)	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.
10	.6(11)	Second Amendment to Office Lease Agreement, executed and delivered on December effective November 19, 2007.
10	.7(1)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003.†
10	.8(4)	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.†
10	.9(1)	Subordinated Convertible Note Agreement with Century Medical, Inc. dated June 16, 2003, and Amendment No. 1 thereto, dated August 6, 2003.†
10	.10.1(4)	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.

Exhibit
Number		Description

10	.11(4)	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.12(1)	Allen & Company LLC letter of intent dated September 12, 2005.
10	.13(5)	Consent to Grant of Registration Rights and Amendment to Amended and Restated Investor Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and the investors set forth therein.
10	.14(12)	Cardica, Inc. Non-Employee Director Compensation.+
10	.15(6)	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10	.16(8)	Bonus arrangement for Vice President of Worldwide Sales and Marketing, effective August 13, 2008.+
10	.17(8)	Additional Compensation Information for named executive officers.+
10	.18(12)	Letter Agreement with Frederic M. Bauer+
10	.19(13)	Cardica, Inc. Change in Control and Severance Benefit Plan.+
10	.20(14)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement.
10	.21(7)	License, Development and Commercialization Agreement by and between the Company and Cook Incorporated, dated June 12, 2007.
10	.22(9)	Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated September 19, 2007.
10.23		Second Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated June 19, 2009
21	.1(1)	Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page).
31.1		Certification of chief executive officer.
31.2		Certification of chief financial officer.
32.1		Section 1350 Certification.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

+	Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, file no. 333-129497, declared effective on February 2, 2006, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006 and incorporated herein by reference.

(4)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007 and incorporated herein by reference.

(5)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 and incorporated herein by reference.

(7)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, excluding Items 3.01 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009 and incorporated herein by reference.

(b) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

Cardica, Inc.
Registrant

/s/  Robert Y. Newell
Robert Y. Newell
Chief Financial Officer

Date September 18, 2009

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Bernard A. Hausen Bernard A. Hausen, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	September 17, 2009

/s/ Robert Y. Newell Robert Y. Newell	Chief Financial Officer (Principal Financial and Accounting Officer)	September 17, 2009

/s/ Kevin T. Larkin Kevin T. Larkin	Director	September 17, 2009

/s/ Richard P. Powers Richard P. Powers	Director	September 17, 2009

/s/ Jeffrey L. Purvin Jeffrey L. Purvin	Director	September 17, 2009

/s/ John Simon John Simon, Ph.D	Director	September 10, 2009

/s/ William H. Younger, Jr. William H. Younger, Jr.	Director	September 17, 2009

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3	.2(8)	Bylaws of the Registrant as currently in effect.
3	.3(1)	Specimen Common Stock certificate of the Registrant.
4	.1(1)	Warrant dated March 17, 2000 exercisable for 36,810 shares of common stock (on a pre-split basis).
4	.2(1)	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis).
4	.3(10)	Amendment of Registration Rights Agreement, dated October 15, 2007.
4	.4(2)	Form of Warrant dated June 2007.
4	.5(2)	Securities Purchase Agreement, dated June 27, 2007, by and among Cardica, Inc., and purchasers listed on the signature pages thereto.
10	.1(1)	1997 Equity Incentive Plan and forms of related agreements and documents.
10	.2(3)	2005 Equity Incentive Plan and forms of related agreements and documents.
10	.3(1)	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among the Registrant and certain stockholders.
10	.4(1)	Benefit Agreement with Bernard Hausen, M.D., Ph.D.+
10	.5(1)	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.
10	.6(11)	Second Amendment to Office Lease Agreement, executed and delivered on December effective November 19, 2007.
10	.7(1)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003.†
10	.8(4)	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.†
10	.9(1)	Subordinated Convertible Note Agreement with Century Medical, Inc. dated June 16, 2003, and Amendment No. 1 thereto, dated August 6, 2003.†
10	.10.1(4)	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.
10	.11(4)	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc.
10	.12(1)	Allen & Company LLC letter of intent dated September 12, 2005.
10	.13(5)	Consent to Grant of Registration Rights and Amendment to Amended and Restated Investor Rights Agreement, dated November 7, 2006, by and between Cardica, Inc. and the investors set forth therein.
10	.14(12)	Cardica, Inc. Non-Employee Director Compensation.+
10	.15(6)	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10	.16(8)	Bonus arrangement for Vice President of Worldwide Sales and Marketing, effective August 13, 2008.+
10	.17(8)	Additional Compensation Information for named executive officers.+
10	.18(12)	Letter Agreement with Frederic M. Bauer+
10	.19(13)	Cardica, Inc. Change in Control and Severance Benefit Plan.+
10	.20(14)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement.
10	.21(7)	License, Development and Commercialization Agreement by and between the Company and Cook Incorporated, dated June 12, 2007.
10	.22(9)	Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated September 19, 2007.†
10.23		Second Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated June 19, 2009
21	.1(1)	Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.

Exhibit
Number	Description

24.1	Power of Attorney (included on signature page).
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32.1	Section 1350 Certification.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

+	Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, file no. 333-129497, declared effective on February 2, 2006, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2006 and incorporated herein by reference.

(4)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007 and incorporated herein by reference.

(5)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2006 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 and incorporated herein by reference.

(7)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, excluding Items 3.01 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.

(10)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009 and incorporated herein by reference.

(b) Financial Statement Schedules

None.