Form 10-Q
period 2009-09-30
CARDICA INC
filed 2009-11-06
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☑
     On November 2, 2009, there were 23,947,631 shares of common stock, par value $.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	June 30,
	2009	2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$13,337	$5,328
Accounts receivable	322	624
Inventories	1,889	1,895
Prepaid expenses and other current assets	260	321

Total current assets	15,808	8,168

Property and equipment, net	1,877	1,862
Restricted cash	300	310

Total assets	$17,985	$10,340

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	$350	$551
Accrued compensation	335	319
Other accrued liabilities	618	637
Deferred development revenue	422	527
Note Payable	2,000	2,000

Total current liabilities	3,725	4,034

Other non-current liabilities	50	44

Total liabilities	3,775	4,078

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized, 23,967,631 and 15,825,549 shares issued and outstanding at September 30, 2009 and June 30, 2009, respectively	24	16
Additional paid-in capital	126,860	116,272
Treasury stock at cost (66,227 shares at September 30, 2009 and June 30, 2009)	(596)	(596)
Deferred stock compensation	(6)	(22)
Accumulated other comprehensive loss	—	—
Accumulated deficit	(112,072)	(109,408)

Total stockholders’ equity	14,210	6,262

Total liabilities and stockholders’ equity	$17,985	$10,340

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended
	September 30,
	2009	2008
Net revenue:
Product sales, net	$817	$1,560
Development revenue	105	523
Royalty revenue	25	23

Total net revenue	947	2,106

Operating costs and expenses:
Cost of product sales	840	1,110
Research and development	1,143	2,325
Selling, general and administrative	1,604	3,892

Total operating costs and expenses	3,587	7,327

Loss from operations	(2,640)	(5,221)

Interest income	5	98
Interest expense	(30)	(30)
Other (expense) income	1	(1)

Net loss	$(2,664)	$(5,154)

Basic and diluted net loss per share	$(0.17)	$(0.33)

Shares used in computing basic and diluted net loss per share	15,796	15,741

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	September 30,
	2009	2008
Operating activities:
Net loss	$(2,664)	$(5,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	244
Loss on disposal of property and equipment	53	11
Stock-based compensation expenses	567	587
Changes in assets and liabilities:
Accounts receivable	302	(51)
Prepaid expenses and other current assets	61	33
Inventories	6	(748)
Restricted cash	10	—
Accounts payable and other accrued liabilities	(220)	(655)
Accrued compensation	16	(349)
Deferred development revenue	(105)	477
Other non-current liabilities	6	(6)
Leasehold improvement obligation	—	(11)

Net cash used in operating activities	(1,751)	(5,622)

Investing activities:
Purchases of property and equipment	(285)	(210)
Purchases of short-term investments	—	(1,983)
Proceeds from maturities of short-term investments	—	10,053

Net cash provided by (used in) investing activities	(285)	7,860

Financing activities:
Proceeds from sale of common stock, net of issuance costs	10,045	—
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	—	118

Net cash provided by financing activities	10,045	118

Net increase (decrease) in cash and cash equivalents	8,009	2,356
Cash and cash equivalents at beginning of period	5,328	9,221

Cash and cash equivalents at end of period	$13,337	$11,577

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
     Cardica, Inc. (“Cardica”, the “Company”, “we”, “our” or “us”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company designs, manufactures and markets proprietary automated anastomotic systems used in surgical procedures. The Company also has recently expanded its business to include the development of an endoscopic microcutter intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons.
Basis of Presentation
     The accompanying unaudited condensed financial statements of Cardica have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. In preparing these financial statements the Company evaluated subsequent events through November 6, 2009.
     The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2009 filed on Form 10-K with the Securities and Exchange Commission on September 18, 2009.
Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted ASC 105-10 (formerly FAS No. 168), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105-10”). ASC 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities which are presented in conformity with GAAP in the United States. It establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Company has updated all existing GAAP references in these condensed financial statements in accordance with the Codification. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have any impact on the Company’s condensed financial statements.
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

Available-for-Sale Securities
     The Company held no investments in marketable securities as of September 30, 2009 or June 30, 2009. The Company classifies its investments in marketable securities as available-for-sale. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income.
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
Inventories
     Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or market. The Company periodically assesses the recoverability of all inventories, including materials, work-in-process and finished goods, to determine whether adjustments for impairment are required. Due to higher production costs for units manufactured in the quarter ended September 30, 2009, the Company recorded a lower of cost or market inventory write-down of $292,000 primarily on its PAS-Port inventory. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. Due to recently experienced reduced demand for the Company’s C-Port systems, in the fiscal year ended June 30, 2009 the Company recorded a $248,000 write-down for excess and obsolete C-Port system inventory. During the three months ended September 30, 2009 there were no additional write-downs recorded for excess and obsolete inventory. It is at least reasonably possible that further reduced demand may result in the need for additional inventory write-downs in the near term.
Revenue Recognition
     The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses shipping documents and third-party proof of delivery to verify that title has transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.
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

NOTE 2 — STOCKHOLDERS’ EQUITY
Common Stock
     On September 30, 2009, institutional and individual investors, including existing stockholders, purchased approximately $10.2 million of the Company’s common stock and warrants to purchase the Company’s common stock in a private placement. The net proceeds were approximately $10.0 million after offering expenses. Under the terms of the purchase agreement with these investors, the Company sold 8,142,082 units at a purchase price of $1.2525 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.50 of a share of common stock, or 4,071,046 shares of the Company’s common stock. The warrants are exercisable commencing on April 1, 2010 at $1.45 per share and will expire five years after the date of issuance.
Stock-Based Compensation
     The Company accounts for employee and director share-based compensation plans, including stock options and restricted stock units, pursuant to ASC 718 “Compensation — Stock Compensation” (formerly “FAS 123R”) “Share-Based Payment”. Stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company recognizes compensation expense using the accelerated method.
     The Company selected the Black-Scholes option pricing model for determining the estimated fair value for share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions:

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2009	2008
Risk-free interest rate	1.70% - 2.25%	2.99%
Dividend yield	0.00%	0.00%
Weighted-average expected term	3.5 - 4.5 years	4.51 years
Expected volatility	79.5% - 81.2%	53%
     Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2010 and 2009 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The Company also estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses of $544,000, or $0.03 per share, and $514,000, or $0.03 per share, for the three months ended September 30, 2009 and 2008, respectively.

     Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands).

	Three months ended
	September 30,
	2009	2008
Cost of product sales	$104	$34
Research and development	168	191
Selling, general and administrative	295	362

Total	$567	$587

Activity in our Stock-Based Compensation Plans:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available for	Number of	Price Per
	Grant	Shares	Share
Balance at June 30, 2009	618,594	1,446,149	$5.65
Options granted	(734,285)	734,285	1.47
Options forfeited	237,764	(237,764)	5.08
Stock awards forfeited	70,500	—	—

Balance at September 30, 2009	192,573	1,942,670	$4.11

     The following table summarizes information about options outstanding and vested and exercisable at September 30, 2009:

		Weighted-
		Average
		Remaining	Number
		Contractual	Vested and
Exercise Price	Number Outstanding	Life	Exercisable
$1.21 - $2.25	836,667	6.30	451,049
$2.85	325,423	3.98	324,589
$4.38 - $5.85	89,436	4.32	69,558
$5.86 - $6.03	185,090	3.76	110,895
$6.04 - $8.00	191,419	4.12	156,886
$8.01 - $9.75	314,635	5.24	127,736

Total outstanding	1,942,670	5.20	1,240,713

Options vested and expected to vest	1,781,529

Restricted Stock Units and Awards
     The following table summarizes information about restricted stock activity for the three months ended September 30, 2009.

Shares
Non-vested restricted stock at June 30, 2009	228,850
Forfeited	(70,500)

Non-vested restricted stock at September 30, 2009	158,350

     The fair value of each restricted stock unit and award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units and awards are recognized over the requisite service period adjusted for estimated forfeitures.
NOTE 3 — NET LOSS PER SHARE
     Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average non-vested common shares subject to repurchase and without consideration for potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period less the weighted average non-vested common shares subject to repurchase plus dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock and non-vested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per common share when their effect is dilutive (in thousands, except per share data):

	Three months ended
	September 30,
	2009	2008
Numerator:
Net loss	$(2,664)	$(5,154)

Denominator:
Weighted-average common shares outstanding	15,826	15,796
Less: Weighted-average non-vested restricted shares	(30)	(55)

Denominator for basic and diluted net loss per common share	15,796	15,741

Basic and diluted net loss per common share	$(0.17)	$(0.33)

Outstanding securities not included in historical diluted net loss per common share calculation because their effect would be antidilutive (in thousands):

	September 30,
	2009	2008
Options to purchase common stock	1,943	1,709
Non-vested restricted stock units and awards	158	47
Warrants	4,719	680

Total	6,820	2,436

NOTE 4—COMPREHENSIVE LOSS
     Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities.
     Comprehensive loss and its components for the three month periods ended September 30, 2009 and 2008 were as follows (in thousands):

	Three months ended
	September 30,
	2009	2008
Net loss	$(2,664)	$(5,154)
Change in unrealized loss on investments	—	9

Comprehensive loss	$(2,664)	$(5,145)

NOTE 5 —FAIR VALUE MEASUREMENTS
     ASC 820 (formerly “SFAS No. 157”) “Fair Value Measurements and Disclsoures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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
     All assets that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$511	$—	$—	$511

Total assets at fair value	$511	$—	$—	$511

		As of June 30, 2009
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$510	$—	$—	$510

Total assets at fair value	$510	$—	$—	$510

     Cash equivalents, consisting of funds held in money market instruments, are reported at their current carrying value which approximates fair value due to the short-term nature of these instruments. Cash equivalents are included in Level 1 as their fair value is based on market prices/quotes for identical assets in active markets.
     As of September 30, 2009, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable, accounts payable, deferred development revenue and note payable, are reported at their current carrying values.
NOTE 6—INVENTORIES
     Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2009	2009
Raw materials	$222	$256
Work in progress	138	404
Finished goods	1,529	1,235

	$1,889	$1,895

NOTE 7—LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
     In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company has received payments totaling $1.0 million, $1.7 million and $500,000 in fiscal years 2009, 2008 and 2007, respectively. The Company recorded as development revenue under the agreement a total of $105,000 and $293,000 for the three month periods ended September 30, 2009 and 2008, respectively. A total of $422,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of September 30, 2009. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses plus overhead costs for certain project activities are incurred. The Company is also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
     On December 9, 2005, the Company entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and the Company and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, the Company received payments totaling approximately $5.3 million. The Company recorded as development revenue under the agreement a total of $0 and $230,000 for the three month periods ended September 30, 2009 and 2008, respectively. In July 2009, the Company entered into a partial termination and second amendment of this agreement to terminate Cook’s participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if Cardica successfully commercializes the product. The remaining deferred revenue balance related to this project was recognized as revenue in the fourth quarter of fiscal 2009 as the Company had completed all of its activities under the agreement and no amounts are refundable to Cook under the partial termination agreement. In addition, during the first quarter of fiscal year 2009, the Company recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device.

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
     We currently sell our C-Port® Distal Anastomosis Systems, or C-Port systems, in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States and in Europe and Japan through distributors. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. We received 510(k) clearance to market our PAS-Port system in the United States in September 2008. As of September 30, 2009, more than 16,000 PAS-Port systems had been sold in the United States, Europe and Japan. In addition to our commercialized cardiac surgery products, we have commenced development of the Cardica Microcutter, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. We are in discussions with multiple potential development and commercialization partners to advance further development of the Cardica Microcutter and other potential products in this product line, and we may enter into an arrangement to pursue further development of this product with a partner.
     We have added independent distributors and manufacturers’ representatives to support a core direct sales team for our C-Port systems and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line. We are shifting our development efforts to focus on the Cardica Microcutter.
     We manufacture our cardiac products, our C-Port systems and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For the three months ended September 30, 2009, we generated net revenue of $0.9 million, including $0.1 million of development revenue, and incurred a net loss of $2.7 million.
     Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. As a result, in order to reduce our operating expenses, in January, April and May 2009, we reduced our costs by eliminating 13, 22 and 15 positions, respectively, which impacted all functional areas, including research and development, sales and marketing, clinical, regulatory and quality, operations and general and administrative. We expect these reductions in force to impair our ability to generate sales at the levels attained prior to the reduction in force or increased levels. We are continuing to evaluate potential additional steps to reduce our operating expenses. While we recently raised approximately $10.0 million in net proceeds from a private placement of our common stock and warrants to purchase our common stock, if revenues from product sales do not increase, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.
     As of September 30, 2009, we had cash and cash equivalents of $13.3 million and total short-term debt of $2.0 million. The increase in cash as of September 30, 2009, compared to June 30, 2009, was primarily due to the $10.0 million net proceeds from a private placement of our common stock and warrants to purchase our common stock. We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2010, including repayment of the remaining $2.0 million principal amount, plus interest, under our note to Century Medical. Our estimates and our future capital requirements depend upon numerous factors. In addition, we have based our estimates on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through December 31, 2010, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including primarily the extent of our sales and marketing efforts related to our commercialized products and the amount of revenues that we receive from product sales, as well as other factors described in the “Liquidity and Capital Resources” section below.
     We may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders.
Agreements with Cook Incorporated
     In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funds certain development activities and we and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we have received payments totaling $1.0 million, $1.7 million and $500,000 in fiscal years 2009, 2008 and 2007, respectively. We recorded as development revenue under the agreement a total of $105,000 and $293,000 for the three month periods ending September 30, 2009 and 2008, respectively. We recorded as development revenue under the agreement a total of $1.4 million and $1.2 million in fiscal years 2009 and 2008, respectively, and none in fiscal year 2007. A total of $422,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of September 30, 2009. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses plus overhead costs for certain project activities are incurred. We are also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
     On December 9, 2005, we entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and we and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, we received payments totaling approximately $5.3 million. We recorded as development revenue under the agreement a total of $0 and $230,000 for the three month periods ending September 30, 2009 and 2008, respectively. In July 2009, we entered into a partial termination and second amendment of this agreement to terminate Cook’s participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if Cardica successfully commercializes the product. The remaining deferred revenue balance related to this project was recognized as revenue in the fourth quarter of fiscal 2009 as we had completed all of our activities under the agreement and no amounts are refundable to Cook under the partial termination agreement. In addition, during the first quarter of fiscal year 2009, we recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device.
Deficiency letter from The NASDAQ Global Market
     On May 22, 2009, we announced that we received a letter, dated May 19, 2009, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we did not comply with the $10.0 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). NASDAQ’s determination was based on a review of our Quarterly Report on Form 10-Q for the period ended March 31, 2009. As provided in the NASDAQ rules, we timely submitted to the NASDAQ Staff a plan to continue listing on The NASDAQ Global Market. NASDAQ granted us an extension until September 1, 2009 to regain compliance with the listing standards.
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
     On September 30, 2009, we issued an aggregate of 8,142,082 shares of common stock and warrants to purchase up to 4,071,046 shares of common stock for aggregate gross proceeds of approximately $10.2 million. As a result of the proceeds from this issuance, we have regained compliance with the $10.0 minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 545(b)(1)(A). NASDAQ will continue to monitor our ongoing compliance with the stockholders’ equity requirement and, if at future periodic reports we do not evidence compliance, we may be subject to delisting.
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
     Revenue Recognition. We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) title has transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use shipping documents and third-party proof of delivery to verify that title has transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.
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
     Inventories. We state our inventories at the lower of cost (computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis) or market. Standard costs are monitored on a quarterly basis and updated as necessary to reflect changes in raw material costs and labor and overhead rates. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated market value. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and the risk of lower customer demand levels. While we believe the current value of inventories represents all known and estimated changes in demand, we have recently experienced reduced demand for our C-Port systems and further unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.
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
     Stock-Based Compensation. We account for employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, pursuant to ASC 718-10 “Compensation — Stock

Compensation” (formerly “FAS 123R”). Stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We recognize compensation expense using the accelerated method.
     The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We estimate forfeitures in calculating the expense related to stock-based compensation. We recognize stock-based compensation expense for options and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded stock-based compensation expense of $544,000, or $0.03 per share, and $514,000, or $0.03 per share for the three month periods ended September 30, 2009 and 2008, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.3 million at September 30, 2009 and is expected to be recognized over a weighted average period of 2.5 years.
Results of Operations
Comparison of the three month periods ended September 30, 2009 and 2008
     Net Revenue. Total net revenue decreased by $1.2 million, or 55%, to $0.9 million for the three months ended September 30, 2009 compared to $2.1 million for the same period in 2008. Product sales decreased by $0.7 million, or 48%, to $0.8 million for the three months ended September 30, 2009 compared to $1.6 million for the same period in 2008. The decrease of $0.7 million in product sales for the three months ended September 30, 2009 was primarily attributable to the prior year $251,000 of product sales of the Cook Vascular Closure Device to Cook, lower development revenue and lower sales of all C-Port systems in the United States offset in part by higher revenue on the PAS-Port system in the United States. The three month period ended September 30, 2009 did not include any product sales of the Cook Vascular Closure Device, reflected lower development revenue due to the termination of the development agreement related to the Cook Vascular Closure Device in July 2009, and reflected lower sales of our C-Port systems in the United States as we transition to third party manufacturers’ representatives and distributors.
     For the three month periods ended September 30, 2009 and 2008, sales to Century Medical, Inc., our distributor in Japan, accounted for approximately 30% and 16%, respectively, of our total product sales.
     The failure to obtain new significant customers or additional orders from our existing customers will materially affect our operating results.
     Development revenue was $105,000 and $523,000 for the three month periods ended September 30, 2009 and 2008, respectively. The development revenue for the three month period ended September 30, 2009 was for development activities on the PFO project under our development agreement with Cook. The development revenue for the three month period ended September 30, 2008 was comprised of $230,000 for development activities for the Cook Vascular Access Closure Device under our development agreement with Cook and $293,000 for development activities on the PFO project with Cook. Our revenue-generating development activities related to the Cook Vascular Access Closure Device were terminated upon the partial termination of our development agreement with Cook related to this project in June 2009.
     Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased $270,000, or 24%, to $840,000 for the three months ended September 30, 2009 compared to $1.1 million for the same period in 2008. The decrease in cost of product sales in the three months ended September 30, 2009 was primarily attributable to lower sales of our products of

$159,000 and lower production scrap of C-Port systems totaling $285,000 and PAS-Port systems of $120,000, offset in part by higher inventory reserves related to lower of cost or market adjustments of $292,000.
     Research and Development Expense. Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expense decreased by $1.2 million, or 51%, to $1.1 million for the three months ended September 30, 2009 compared to $2.3 million for the same period in 2008. The decrease in expenses for the three month period ended September 30, 2009 was attributable to a decrease in salaries and benefits of $493,000 due primarily to a net decrease in the number of personnel, decreased prototype project materials for the C-Port xV and Cook projects of $266,000, lower clinical trial expense of $265,000 as a result of completing the PAS-Port trials and European trials, and lower molds and tooling expenses of $109,000 related to the termination of our revenue-generating development activities under the Cook development agreement related to the Cook Vascular Access Closure Device.
     We anticipate that research and development expenses will increase slightly in absolute terms in future periods as we begin to develop new applications of our technology, including the Cardica Microcutter, continue to enhance our existing product lines and conduct new clinical trials.
     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of stock-based compensation charges, administrative, sales and marketing personnel and marketing expenses. Selling, general and administrative expense decreased $2.3 million, or 59%, to $1.6 million for the three months ended September 30, 2009 compared to $3.9 million for the same period in 2008. The decrease in selling, general and administrative expense in the three month period ended September 30, 2009 was primarily attributable to lower personnel, recruiting and travel expenses of $1.4 million primarily due to a net decrease in personnel, a decrease in marketing activities of $266,000 in the United States, a decrease in demonstration product expenses of $298,000 for training of physicians in the United States, and a decrease in audit and investor relations expenses of $188,000.
     We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we increase the number of manufacturers’ representatives and distributors that sell our products.
     Interest Income. Interest income decreased $93,000, or 95%, to $5,000 for the three months ended September 30, 2009 compared to $98,000 for the same period in 2008. The decrease in interest income for the three months ended September 30, 2009 was primarily due to lower cash and short-term investment balances available for investing during the period and lower overall market interest rates.
     Interest Expense. Interest expense for the three months ended September 30, 2009 and 2008 reflects a 6% per annum interest rate payable on our $2.0 million debt to Century Medical.
Off Balance Sheet Arrangements
     As of September 30, 2009, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2011, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
     As of September 30, 2009, our accumulated deficit was $112.1 million and we had cash, cash equivalents and short-term investments of $13.3 million and total short-term debt of $2.0 million. We currently invest our cash and cash equivalents in money market funds. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock and warrants to purchase common stock. We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2010, including repayment of the remaining $2.0 million principal amount, plus interest, under our note to Century Medical. Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs, cease operations, or cease to be publicly traded.
     In June 2007, we received approximately $10.9 million in net proceeds from the sale of 2,301,337 shares of our common stock and warrants to purchase up to 575,347 shares of common stock in a private placement. In November 2007, we received $11.5 million in net proceeds from the sale of 1,500,000 shares of our common stock in a public offering. In December 2007, we received $3.8 million in net proceeds from the sale of an additional 481,170 shares of our common stock upon exercise of the over-allotment option. In September 2009, we received approximately $10.0 million in net proceeds from the sale of 8,142,082 shares of our common stock and warrants to purchase up to 4,071,046 shares of common stock in a private placement.
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
     Under the operating lease for our facility in Redwood City, California, we are required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $300,000 has been recorded as restricted cash in the accompanying balance sheet at September 30, 2009 related to the letter of credit
     Summary cash flow data is as follows (in thousands):

	Three months ended
	September 30,
	2009	2008
Net cash used in operating activities	$(1,751)	$(5,622)
Net cash provided by (used in) investing activities	(285)	7,860
Net cash provided by financing activities	10,045	118
     Net cash used in operating activities for the three month periods ended September 30, 2009 and 2008 was $1.8 million and $5.6 million, respectively. The use of cash for the three months ended September 30, 2009 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, a decrease in deferred revenue, and a decrease in accounts payable and other accrued liabilities resulting from payments made during the period offset in part by a decrease in accounts receivables. The use of cash for the three months ended September 30, 2008 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, an increase in inventory and a decrease in accounts payable and accrued liabilities resulting from payments made during the period, offset in part by an increase in deferred development revenue.
     Net cash used in investing activities for the three month period ended September 30, 2009 was $0.3 million and net cash provided by investing activities for the three month period ended September 30, 2008 was $7.9 million. Net cash used or provided by investing activities represent the net purchases and maturities of investments and purchases of property and equipment. Purchases of property and equipment were $285,000 and $210,000 in the three month periods ended September 30, 2009 and 2008, respectively.
     Net cash provided by financing activities for the three month periods ended September 30, 2009 and 2008 was $10.0 million and $0.1 million, respectively. Net cash provided by financing activities for the three month period ended September 30, 2009 consisted of the net proceeds received from the sale of shares of common stock and warrants to purchase shares of common stock in September 2009. The net cash provided by financing activities for the three month period ended September 30, 2008 primarily consists of proceeds received from the exercise of stock options.
     Our future capital requirements depend upon numerous factors. These factors include but are not limited to the following:
•	the extent of our ongoing research and development programs;

•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the progress of clinical trials; and

•	the effects of competing technological and market developments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     During the three months ended September 30, 2009, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 18, 2009.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
     Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2009.
Changes in internal control over financial reporting.
     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
     We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. The risks described below that are marked with an asterisk (*) are those risks that contain substantive changes from the risks described in Cardica’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
Risks Related to Our Finances and Capital Requirements
* We need to generate higher product sales to become and remain profitable.
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
     Sales of our products and development activities generated only $0.9 million and $2.1 million for the three month periods ended September 30, 2009 and 2008, respectively. For fiscal years 2009, 2008, and 2007, sales of our products and development activities generated only $9.9 million, $7.6 million and $3.5 million of revenue, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Our sales capability may be further impaired by our reductions in force effected in January, April and May 2009. Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.
* We need substantial additional funding and may be unable to raise capital, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts and could cause us to cease operations.
     Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2010, including repayment of the remaining $2.0 million principal amount, plus interest, under our note to Century Medical. Due to recurring losses from operations and our cash balance at the end of our last fiscal year, the audit opinion of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2009, included in our annual report on Form 10-K includes a going concern explanatory paragraph. Our estimates and our future capital requirements depend upon numerous factors. These factors include, but are not limited to, the following:
•	the extent of our ongoing research and development programs;

•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the progress of clinical trials; and

•	the effects of competing technological and market developments.
     Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenues from product sales do not increase, we may be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of December 31, 2010, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value. Failure to raise additional capital may result in our ceasing to be publicly traded or ceasing operations.
* We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.
     We have incurred net losses since our inception in October 1997. As of September 30, 2009, our accumulated deficit was approximately $112.1 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008.
     Our cost of product sales was 103% and 71% of our net product sales for the three month periods ended September 30, 2009 and 2008, respectively. Our cost of product sales was 79% and 97% of our net product sales for fiscal years 2009 and 2008, respectively. We expect high cost of product sales to continue for the foreseeable future. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
     We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:
•	the extent of our ongoing research and development programs;

•	market acceptance and adoption of our products;

•	our revenue growth;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the progress of clinical trials;

•	the effects of competing technological and market developments.
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
     We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in additional markets. In particular, we are at an early stage of development of the Cardica Microcutter, an endoscopic microcutter intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. We have not yet commenced animal or human testing of this device. Significant additional research and development and financial resources will be required to develop the Cardica Microcutter into a commercially viable product and to obtain necessary regulatory approvals to commercialize the device. We cannot assure you that our development efforts will be successful, and we may never be successful in developing a viable product for the markets intended to be addressed by the Cardica Microcutter. Our failure to successfully develop the Cardica Microcutter would have a material adverse effect on our business, growth prospects and ability to raise additional capital.
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
     We believe graft patency is a significant factor for physician recommendation of our products. Although we have not experienced low patency rates in our clinical trials, graft patency determined during the clinical trials conducted by us or other investigators may not be representative of the graft patency actually encountered during commercial use of our products. The surgical skill sets of investigators in our clinical trials and early adopters of our products may not be representative of the skills of future product users, which could negatively affect graft patency. In addition there may have been a selection bias in the patients, grafts and target vessels used during the clinical trials that positively affected graft patency. The patients included in the clinical trials may not be representative of the general patient population in the United States, which may have resulted in improved graft patency in patients enrolled in the clinical trials. Finally, patient compliance in terms of use of prescribed anti-clotting medicines may have been higher in clinical trials than may occur during commercial use, thereby negatively affecting graft patency during commercial use.
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
     Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. Any of our other products, including the Cardica Microcutter and future generations of the C-Port systems, may either not obtain regulatory approvals required for marketing or may face these types of restrictions or requirements. In addition, regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:
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
* If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.
     From time to time, we may estimate and publicly announce the timing anticipated for the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include commencement of animal studies for a new product, submission of an Investigational Device Exemption application to commence enrollment of patients in clinical trials, the commencement of human feasibility testing of a new product, the release of data from clinical trials, receipt of clearances or approvals from regulatory authorities or other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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
     We are in the beginning stages of changing our U.S. sales and marketing organization to one based primarily on manufacturers’ representatives and distributors, and we have limited experience as a company in the sales, marketing and distribution of our products. Century is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. In January, April and May 2009, we made reductions in force to reduce our expenses, which we expect will impair our sales capabilities. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. To the extent that we enter into arrangements with third parties to perform sales and marketing services, our product sales may be lower than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our domestic and international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significantly higher revenue and may not become profitable.
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
We have limited data regarding the safety and efficacy of the PAS-Port and C-Port systems. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our devices are adopted.
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
* Our current and planned clinical trials may not begin on time, or at all, and may not be completed on schedule, or at all.
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
     We derive a substantial portion of our revenue from sales to Century Medical, our distributor in Japan. The loss of Century Medical as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three month periods ended September 30, 2009 and 2008, sales to Century accounted for approximately 30% and 16%, respectively, of our total product sales. For fiscal years 2009 and 2008, sales to Century Medical accounted for approximately 15% and 20%, respectively, of our total product sales. We expect that Century Medical will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century Medical as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
* If our competitors have products that are approved in advance of ours, marketed more effectively or demonstrated to be more effective than ours, our commercial opportunity will be reduced or eliminated and our business will be harmed.

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
     The Cardica Microcutter, if it is successfully launched, would compete in the market for stapling and cutting devices within laparoscopic stapling and sealing devices currently marketed in the United States. We believe the principal competitive factors in the market for laparascopic staplers include:
•	product size;

•	ease of use;

•	product quality and reliability;

•	multi-fire capability;

•	device cost-effectiveness;

•	degree of articulation;

•	physician relationships; and

•	sales and marketing capabilities.
     Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus which recently acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which is in the process of acquiring a small competitor, Power Medical, each have large direct sales forces in the U.S. and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years.
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
     The manufacture of our products is a complex and costly operation involving a number of separate processes and components. Shipment delays may impact physicians’ and hospitals’ perception of our products and have a material adverse impact on our results of operations.
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
     As of September 30, 2009, we had 36 employees. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our recent reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force. Our need to effectively manage our operations and programs requires that we continue to maintain our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale as and when needed and, accordingly, may not achieve our research, development and commercialization goals.
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
     The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and PAS-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of October 29, 2009, we were not aware of any existing product liability claims.
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
Risks Related to Our Common Stock
*     We may not be able to maintain our listing on The NASDAQ Global Market, which would adversely affect the price and liquidity of our common stock.
     On May 22, 2009, we announced that we received a letter, dated May 19, 2009, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we did not comply with the $10.0 million minimum stockholders’ equity requirement for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). NASDAQ’s determination was based on a review of our Quarterly Report on Form 10-Q for the period ended March 31, 2009. As provided in the NASDAQ rules, we timely submitted to the NASDAQ Staff a plan to continue listing on The NASDAQ Global Market. NASDAQ granted us an extension until September 1, 2009 to regain compliance with the listing standards.
     On September 2, 2009, we received a second letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us of its determination that we had failed to meet the terms of the extension because we failed to publicly disclose a compliant stockholders’ equity balance by September 1, 2009. Pursuant to the NASDAQ rules we appealed the decision to a NASDAQ Listing Qualifications Panel and requested a hearing. The hearing was scheduled for October 15, 2009.

     Based on the completion on September 30, 2009 of our private placement of 8,142,082 shares of common stock and 4,071,046 warrants to purchase our common stock for gross proceeds of $10.2 million, the hearing originally scheduled for October 15, 2009 was not necessary, and we now satisfy the continued listing criteria of The NASDAQ Global Market. Even though we were able to regain compliance with the listing requirements of The NASDAQ Global Market, there is no assurance that in the future we will continue to satisfy such listing requirements, with the result that our common stock may be delisted from that market.
     If our stock is delisted from The NASDAQ Global Market, we may still meet the listing requirements for the NASDAQ Capital Market, including the requirement to have a minimum equity of $1.0 million in stockholders’ equity. If we are unable to list on The NASDAQ Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock would materially and adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.
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
     Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 36% of our outstanding common stock as of September 30, 2009. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

ITEM 6. EXHIBITS.

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †
3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as the same number Exhibit to Form 8-K filed August 19, 2008 (File No. 000-51772), and incorporated herein by reference).
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †
4.3	Form of Warrant dated June 2007. (2)
4.4	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)
4.5	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †
4.6	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)
4.7	Form of Warrant dated September 30, 2009. (4)
4.8	Registration Rights Agreement, dated September 25, 2009, by and among Cardica, Inc. and the investors set forth therein. (4)
10.24	Additional Compensation Information for Named Executive Officers. + (1)
10.25	Securities Purchase Agreement, dated September 25, 2009, by and among Cardica, Inc. and the purchasers set forth therein. (4)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: November 6, 2009	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: November 6, 2009	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †
3.2	Amended and Restated Bylaws of Cardica, Inc. (filed as the same number Exhibit to Form 8-K filed August 19, 2008 (File No. 000-51772), and incorporated herein by reference).
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †
4.3	Form of Warrant dated June 2007. (2)
4.4	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)
4.5	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †
4.6	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)
4.7	Form of Warrant dated September 30, 2009. (4)
4.8	Registration Rights Agreement, dated September 25, 2009, by and among Cardica, Inc. and the investors set forth therein. (4)
10.24	Additional Compensation Information for Named Executive Officers. + (1)
10.25	Securities Purchase Agreement, dated September 25, 2009, by and among Cardica, Inc. and the purchasers set forth therein. (4)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

+	Indicates management contract or compensatory plan.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009.