Form 10-Q
period 2009-12-31
CARDICA INC
filed 2010-02-09
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
On February 3, 2010, there were 23,947,631 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,	June 30,
	2009	2009
	(unaudited)	(Note 1)
Assets
Current assets:
Cash and cash equivalents	$11,089	$5,328
Accounts receivable	588	624
Inventories	1,965	1,895
Prepaid expenses and other current assets	222	321

Total current assets	13,864	8,168

Property and equipment, net	1,700	1,862
Restricted cash	154	310

Total assets	$15,718	$10,340

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$376	$551
Accrued compensation	422	319
Other accrued liabilities	386	637
Deferred development revenue	403	527
Note payable	2,000	2,000

Total current liabilities	3,587	4,034

Other non-current liabilities	50	44

Total liabilities	3,637	4,078

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized 23,947,631 and 15,825,549 shares issued and outstanding at December 31, 2009 and June 30, 2009, respectively	24	16
Additional paid-in capital	126,950	116,272
Treasury stock at cost (66,227 shares at December 31, 2009 and June 30, 2009)	(596)	(596)
Deferred stock compensation	—	(22)
Accumulated deficit	(114,297)	(109,408)

Total stockholders’ equity	12,081	6,262

Total liabilities and stockholders’ equity	$15,718	$10,340

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Net revenue:
Product sales, net	$1,023	$1,995	$1,840	$3,555
Development revenue	19	928	124	1,451
Royalty revenue	22	21	47	44

Total net revenue	1,064	2,944	2,011	5,050

Operating costs and expenses:
Cost of product sales	699	1,463	1,539	2,573
Research and development	1,221	2,079	2,364	4,404
Selling, general and administrative	1,361	4,109	2,965	8,001

Total operating costs and expenses	3,281	7,651	6,868	14,978

Loss from operations	(2,217)	(4,707)	(4,857)	(9,928)

Interest income	14	43	19	141
Interest expense	(30)	(30)	(60)	(60)
Other income (expense)	7	(3)	8	(4)

Net loss	$(2,226)	$(4,697)	$(4,890)	$(9,851)

Basic and diluted net loss per common share	$(0.09)	$(0.30)	$(0.25)	$(0.63)

Shares used in computing basic and diluted net loss per common share	23,947	15,781	19,874	15,761

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	December 31,
	2009	2008
Operating activities:
Net loss	$(4,890)	$(9,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	431	436
Loss on disposal of property and equipment	53	11
Stock-based compensation expenses	791	1,128
Changes in assets and liabilities:
Accounts receivable	36	(191)
Prepaid expenses and other current assets	99	120
Inventories	(70)	(863)
Restricted cash	156	—
Accounts payable and other accrued liabilities	(425)	(897)
Accrued compensation	103	(358)
Deferred development revenue	(124)	522
Deferred rent	6	2
Leasehold improvement obligation	—	(11)

Net cash used in operating activities	(3,834)	(9,952)

Investing activities:
Purchases of property and equipment	(323)	(370)
Purchases of short-term investments	—	(4,971)
Proceeds from maturities of short-term investments	—	16,030

Net cash provided by (used in) investing activities	(323)	10,689

Financing activities:
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	—	128
Proceeds from sale of common stock, net of issuance costs	9,918	—

Net cash provided by financing activities	9,918	128

Net increase in cash and cash equivalents	5,761	865
Cash and cash equivalents at beginning of period	5,328	9,221

Cash and cash equivalents at end of period	$11,089	$10,086

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2009
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
Basis of Presentation
The accompanying unaudited condensed financial statements of Cardica have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of results for the periods presented, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period. In preparing these financial statements the Company evaluated subsequent events through February 9, 2010, the day the financial statements were issued.
The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2009 filed on Form 10-K with the Securities and Exchange Commission on September 18, 2009.
Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105-10”), formerly Statement of Financial Accounting Standards (“SFAS No. 168”). ASC 105-10 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities which are presented in conformity with GAAP. It establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Company has updated all existing GAAP references in these condensed financial statements in accordance with the Codification. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have any impact on the amounts included in Company’s condensed financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.

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
Each of the Company’s development contracts with Cook Incorporated is accounted for as a separate arrangement. Revenue generated from development contracts is recognized when it is earned and non-refundable upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on a project are refundable and are recorded as deferred revenue until such time as the related development expenses plus overhead costs for certain project activities are incurred.
Inventories
Inventories are recorded at the lower of cost or market value on a first-in, first-out basis. The Company periodically assesses the recoverability of all inventories, including materials, work-in-process and finished goods, to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Further reduced demand may result in the need for additional inventory write-downs in the near term. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory.
Clinical Trial Accounting
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

NOTE 2 — STOCKHOLDERS’ EQUITY
Common Stock
On September 30, 2009, institutional and individual investors, including existing stockholders, purchased approximately $10.2 million of the Company’s common stock and warrants to purchase the Company’s common stock in a private placement. The net proceeds were approximately $9.9 million after offering expenses. Under the terms of the purchase agreement with these investors, the Company sold 8,142,082 units at a purchase price of $1.2525 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.50 of a share of common stock, or warrants to purchase an aggregate of 4,071,046 shares of the Company’s common stock. The warrants are exercisable commencing on April 1, 2010 at $1.45 per share and will expire on September 30, 2014.
Stock Based Compensation
The Company accounts for employee and director share-based compensation plans, including stock options and restricted stock units, pursuant to ASC 718 “Compensation — Stock Compensation” (formerly SFAS No. 123R “Share-Based Payment”). Stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. The Company recognizes compensation expense using the accelerated method.
The Company selected the Black-Scholes option pricing model for determining the estimated fair value for share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions:

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Risk-free interest rate	1.74% – 2.08%	1.72%	1.70% – 2.25%	2.57%
Dividend yield	—	—	—	—
Weighted-average expected term	3.77 – 4.52 years	4.51 years	3.50 – 4.52 years	4.53 years
Expected volatility	64.5% – 65.1%	58.5%	64.5% – 81.2%	55.7%
Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2010 and 2009 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair-value stock-based compensation expenses of $224,000, or $0.01 per share, and $470,000, or $0.03 per share, for the three months ended December 31, 2009 and 2008, respectively and $791,000, or $0.04 per share, and $984,000, or $0.06 per share, for the six months ended December 31, 2009 and 2008, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.5 million at December 31, 2009 and is expected to be recognized over a weighted average period of 2.5 years.

Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands).

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Cost of product sales	$48	$53	$152	$87
Research and development	81	143	249	334
Selling, general and administrative	95	345	390	707

Total	$224	$541	$791	$1,128

Activity in our Stock-Based Compensation Plans:

		Outstanding Options
	Shares		Weighted- Average Exercise
	Available for	Number of	Price Per
	Grant	Shares	Share
Balance at June 30, 2009	618,594	1,446,149	$5.65
Additional shares reserved	1,750,000
Options granted	(2,021,785)	2,021,785	1.25
Options forfeited	338,078	(338,078)	4.44
Stock awards forfeited	115,500	—	—

Balance at December 31, 2009	800,387	3,129,856	$2.84

The following table summarizes information about options outstanding and vested and exercisable at December 31, 2009:

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$1.12	1,287,211	6.86	30,330
$1.21 – $1.55	706,396	6.57	348,572
$2.25 – $6.03	683,275	3.65	626,067
$6.75 – $9.00	191,062	4.37	163,863
$9.20	239,680	5.37	93,784
$9.75	22,232	4.11	22,232

Total outstanding	3,129,856	5.81	1,284,848

Options vested and expected to vest	2,767,147

Restricted Stock Units and Awards
The following table summarizes information about restricted stock activity for the six months ended December 31, 2009.

Non-vested restricted stock at June 30, 2009	228,850
Forfeited	(115,500)

Non-vested restricted stock at December 31, 2009	113,350

The fair value of each restricted stock unit and award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units and awards is recognized over the requisite service period as adjusted for estimated forfeitures.
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

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net loss	$(2,226)	$(4,697)	$(4,890)	$(9,851)

Denominator:
Weighted-average common shares outstanding	23,950	15,817	19,888	15,806

Less: Weighted-average non-vested restricted shares	(3)	(36)	(14)	(45)

Denominator for basic and diluted net loss per common share	23,947	15,781	19,874	15,761

Basic and diluted net loss per common share	$(0.09)	$(0.30)	$(0.25)	$(0.63)

Outstanding securities not included in historical diluted net loss per common share calculation because their effect would be antidilutive (in thousands):

	December 31,
	2009	2008
Options to purchase common stock	3,160	1,793
Non-vested restricted stock units and awards	148	35
Warrants	4,719	680

Total	8,027	2,508

NOTE 4 — COMPREHENSIVE LOSS
Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities.
Comprehensive loss and its components for the three and six month periods ended December 31, 2009 and 2008 were as follows (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2009	2008	2009	2008
Net loss	$(2,226)	$(4,697)	$(4,890)	$(9,851)
Change in unrealized loss on investments	—	6	—	15

Comprehensive loss	$(2,226)	$(4,691)	$(4,890)	$(9,836)

NOTE 5 — FAIR VALUE MEASUREMENTS
ASC 820 (formerly SFAS No. 157) “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
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

	As of December 31, 2009
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
As of December 31, 2009, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable, accounts payable, deferred development revenue and note payable, are reported at their current carrying values.

NOTE 6 — INVENTORIES
The Company recorded a lower of cost or market inventory write-down of $384,000 (an increase of $86,000 from the amount recorded at September 30, 2009 which was $298,000) primarily on its PAS-Port inventory due to higher product cost of units manufactured for the three month period ended December 31, 2009. In the fourth quarter of the fiscal year ended June 30, 2009, the Company recorded a $248,000 write-down for excess and obsolete C-Port system inventory. In addition, for the three months ended December 31, 2009 a $29,000 write-down was recorded for excess and obsolete inventory.
Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2009	2009
Raw materials	$249	$256
Work in progress	113	404
Finished goods	1,603	1,235

	$1,965	$1,895

NOTE 7 — LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated (“Cook”), to develop and commercialize a specialized device, referred to as the patent foramen ovales, or “PFO” device, designed to close holes in the heart from genetic heart defects. Under the agreement, Cook funds certain development activities and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received payments totaling approximately $3.2 million. The Company recorded as development revenue under the agreement a total of $19,000 and $928,000 for the three month periods ended December 31, 2009 and 2008, respectively and $124,000 and $1.5 million for the six month periods ended December 31, 2009 and 2008, respectively. A total of $403,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of December 31, 2009. The Company is entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. The Company would also be entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any. During the quarter ending December 31, 2009, the Company and Cook mutually agreed to temporarily suspend work on the PFO project.
On December 9, 2005, the Company entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and the Company and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, the Company received payments totaling approximately $5.3 million. The Company recorded as development revenue under the agreement a total of $0 and $497,000 for the three month periods ended December 31, 2009 and 2008, respectively and $0 and $727,000 for the six month periods ended December 31, 2009 and 2008, respectively. In July 2009, the Company entered into a partial termination and second amendment of this agreement to terminate Cook’s participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if Cardica successfully commercializes the product. The remaining deferred revenue balance related to this project was recognized as revenue in the fourth quarter of fiscal 2009 as the Company had completed all of its activities under the agreement and no amounts are refundable to Cook under the partial termination agreement.

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
We currently sell our C-Port® Distal Anastomosis Systems, or C-Port systems, in the United States and Europe. As of December 31, 2009, more than 10,000 C-Port systems have been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or “PAS-Port system”, in the United States and in Europe and Japan through distributors. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. We received 510(k) clearance to market our PAS-Port system in the United States in September 2008. As of December 31, 2009, more than 17,000 PAS-Port systems had been sold in the United States, Europe and Japan. In addition to our commercialized cardiac surgery products, we have commenced development of the Cardica Microcutter ES8, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. We are in discussions with multiple potential development and commercialization partners to advance further development of the Cardica Microcutter ES8 and other potential products in this product line, and we may enter into an arrangement to pursue further development of this product with a partner.
We have added independent distributors and manufacturers’ representatives to support a small core direct sales team for our C-Port systems and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line. We have shifted our development efforts to focus on the Cardica Microcutter ES8.

We manufacture our cardiac products, our C-Port and PAS-Port systems, with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For the fiscal year 2009, we generated net revenue of $9.9 million, including $3.0 million of development revenue, and incurred a net loss of $17.2 million. For the three month period ended December 31, 2009, we generated net revenue of $1.1 million, including $19,000 of development revenue, and incurred a net loss of $2.2 million and for the six month period ended December 31, 2009, we generated net revenue of $2.0 million, including $124,000 of development revenue, and incurred a net loss of $4.9 million.
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
As of December 31, 2009, we had cash and cash equivalents of $11.1 million and total short-term debt of $2.0 million. The increase in cash as of December 31, 2009, compared to June 30, 2009, was primarily due to the $9.9 million net proceeds from a private placement of our common stock and warrants to purchase our common stock. We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2010, including repayment of the remaining $2.0 million principal amount, plus interest, under our note to Century Medical, Inc., our distributor in Japan, or Century Medical. Our estimates and our future capital requirements depend upon numerous factors. In addition, we have based our estimates on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through December 31, 2010, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including primarily the extent of our sales and marketing efforts related to our commercialized products and the amount of revenues that we receive from product sales, as well as other factors described in the “Liquidity and Capital Resources” section below.
We may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one of or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders.

Agreements with Cook Incorporated
In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized PFO device, designed to close holes in the heart from genetic heart defects. Under the agreement, Cook funds certain development activities and we and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we received payments totaling approximately $3.2 million. We recorded as development revenue under the agreement a total of $19,000 and $928,000 for the three month periods ended December 31, 2009 and 2008, respectively and $124,000 and $1.5 million for the six month periods ended December 31, 2009 and 2008, respectively. A total of $403,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of December 31, 2009. We are entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. We would also be entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any. During the quarter ending December 31, 2009, we and Cook mutually agreed to temporarily suspend work on the PFO project.
On December 9, 2005, we entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and we and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, we received payments totaling approximately $5.3 million. We recorded as development revenue under the agreement a total of $0 and $497,000 for the three month periods ended December 31, 2009 and 2008, respectively and $0 and $727,000 for the six month periods ended December 31, 2009 and 2008, respectively. In July 2009, we entered into a partial termination and second amendment of this agreement to terminate Cook’s participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if we successfully commercialize the product. The remaining deferred revenue balance related to this project was recognized as revenue in the fourth quarter of fiscal 2009 as we had completed all of our activities under the agreement and no amounts are refundable to Cook under the partial termination agreement.
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
Inventories. We state our inventories at the lower of cost or market value on a first-in, first-out basis. Inventory write-downs are established when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated market value. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and the risk of lower customer demand levels. While we believe the current value of inventories represents all known and estimated changes in demand, we have recently experienced reduced demand for our C-Port systems and further unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.
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
Stock-Based Compensation. We account for employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, pursuant to ASC 718 “Compensation — Stock Compensation” (formerly FAS 123R). Stock-based compensation cost is measured on the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period. We recognize compensation expense using the accelerated method.
The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We estimate forfeitures in calculating the expense related to stock-based compensation. We recognize stock-based compensation expense for options and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded fair value stock-based compensation expense of $224,000, or $0.01 per share and $470,000, or $0.03 per share, for the three month periods ended December 31, 2009 and 2008, respectively, and $791,000, or $0.04 per share, and $984,000 or $0.06 per share for the six month periods ended December 31, 2009 and 2008, respectively.

Results of Operations
Comparison of the three month periods ended December 31, 2009 and 2008
Net Revenue. Total net revenue decreased by $1.9 million, or 64%, to $1.1 million for the three months ended December 31, 2009 compared to $2.9 million for the same period in 2008. Product sales decreased by $1.0 million, or 49%, to $1.0 million for the three months ended December 31, 2009 compared to $2.0 million for the same period in 2008. The decrease of $1.0 million in product sales for the three months ended December 31, 2009 was primarily attributable to both lower PAS-Port and C-Port systems sales in the United States as we transition from a direct sales force approach to third party manufacturers’ representatives and distributors.
For the three month periods ended December 31, 2009 and 2008, sales to Century Medical accounted for approximately 20% and 11%, respectively, of our total product sales.
Development revenue was $19,000 and $928,000 for the three month periods ended December 31, 2009 and 2008, respectively. The development revenue for the three month period ended December 31, 2009 was for development activities on the PFO project under our development agreement with Cook.
The development revenue for the three month period ended December 31, 2008 was comprised of $497,000 for development activities for the Cook Vascular Access Closure Device under our development agreement with Cook and $431,000 for development activities on the PFO project with Cook. Our revenue-generating development activities related to the Cook Vascular Closure Device were terminated upon the partial termination of our development agreement with Cook related to this project in June 2009 and there was no revenue recognized for the three month period ended December 31, 2009. In addition, during the quarter ending December 31, 2009, we and Cook mutually agreed to temporarily suspend work on the PFO project.
Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased $764,000, or 52%, to $699,000 for the three months ended December 31, 2009 compared to $1.5 million for the same period in 2008. The decrease in cost of product sales resulted primarily from decreased headcount and product sales. The Company recorded a lower of cost or market inventory write-down of $384,000 (an increase of $86,000 from the amount recorded at September 30, 2009 which was $298,000) primarily on its PAS-Port inventory due to higher product cost of units manufactured for the three month period ended December 31, 2009. The Company did not record a lower of cost or market inventory write-down for the three month period ended December 31, 2008. In addition, the Company recorded a $29,000 and $19,000 reserve for excess and obsolete inventory for the three month periods ended December 31, 2009 and 2008, respectively.
Research and Development Expense. Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expense decreased by $858,000, or 41%, to $1.2 million for the three months ended December 31, 2009 compared to $2.1 million for the same period in 2008. The decrease in expenses for the three month period ended December 31, 2009 was attributable to a decrease in salaries and benefits of $543,000 due primarily to a net decrease in the number of personnel, decreased prototype project materials for the C-Port xV and Cook projects of $73,000, lower clinical trial expense of $162,000 as a result of completing the PAS-Port trials and European trials, and lower molds and tooling expenses of $118,000 related to the termination of our revenue-generating development activities under the Cook development agreement related to the Cook Vascular Closure Device.
We anticipate that research and development expenses will increase slightly in absolute terms in future periods as we begin to develop new applications of our technology, including the Cardica Microcutter ES8, continue to enhance our existing product lines and conduct new clinical trials.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $2.7 million, or 67%, to $1.4 million for the three months ended December 31, 2009 compared to $4.1 million for the same period in 2008. The decrease in selling, general and administrative expense in the three month period ended December 31, 2009 was primarily attributable to lower personnel, recruiting and travel expenses of $1.9 million primarily due to a net decrease in personnel, a decrease in marketing activities of $58,000 in the United States, a decrease in demonstration product expenses of $287,000 for training of physicians in the United States, and a decrease in investor relations and professional expenses of $208,000.

We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we increase the number of manufacturers’ representatives and distributors that sell our products.
Interest Income. Interest income decreased $29,000, or 67%, to $14,000 for the three months ended December 31, 2009 compared to $43,000 for the same period in 2008. The decrease in interest income for the three months ended December 31, 2009 was primarily due to lower cash and cash equivalents balances available for investing during the period and lower overall market interest rates.
Interest Expense. Interest expense for the three months ended December 31, 2009 and 2008 reflects a 6% per annum interest rate payable on our $2.0 million debt to Century Medical.
Comparison of the six month periods ended December 31, 2009 and 2008
Net Revenue. Total net revenue decreased by $3.0 million, or 60%, to $2.0 million for the six months ended December 31, 2009 compared to $5.1 million for the same period in 2008. Product revenue decreased by $1.7 million, or 48%, to $1.8 million for the six months ended December 31, 2009 compared to $3.6 million for the same period in 2008. The decrease of $1.7 million in product sales for the six months ended December 31, 2009 was primarily attributable to lower C-Port systems sales in the United States and to a lesser extent lower PAS-Port sales as we transition from a direct sales force approach to manufacturer’ representatives and distributors partially offset by increased International sales of PAS-Port systems. In addition, $251,000 for product sales of the Cook Vascular Closure Device to Cook was reflected in product sales for the six month period ended December 31, 2008. The six month period ended December 31, 2009 did not include any product sales of the Cook Vascular Closure Device.
For the six month periods ended December 31, 2009 and 2008, sales to Century Medical accounted for approximately 24% and 13%, respectively, of our total product sales.
Development revenue was $124,000 and $1.5 million for the six month periods ended December 31, 2009 and 2008, respectively. The development revenue for the six month period ended December 31, 2009 was for development activities on the PFO project under our development agreement with Cook. The development revenue for the six month period ended December 31, 2008 was comprised of $727,000 for development activities for the Cook Vascular Closure Device under our development agreement with Cook and $724,000 for development activities on the PFO project with Cook. Our revenue-generating development activities related to the Cook Vascular Closure Device were terminated upon the partial termination of our development agreement with Cook related to this project in June 2009 and there was no revenue recognized for the six month period ended December 31, 2009. In addition, during the quarter ending December 31, 2009, we and Cook mutually agreed to temporarily suspend work on the PFO project.
Cost of Product Sales. Cost of product sales decreased $1.0 million, or 40%, to $1.5 million for the six months ended December 31, 2009 compared to $2.6 million for the same period in 2008. The decrease in cost of product sales in the six months ended December 31, 2009 was primarily attributable to decreased headcount and product sales. The Company recorded a lower of cost or market inventory write-down of $384,000 (an increase of $378,000 from the amount recorded at June 30, 2009 which was $6,000) primarily on its PAS-Port inventory due to higher product cost of units manufactured for the three month period ended December 31, 2009. The Company did not record a lower of cost or market inventory write-down for the three month period ended December 31, 2008. In addition, the Company recorded a $29,000 and $11,000 reserve for excess and obsolete inventory for the six month periods ended December 31, 2009 and 2008, respectively.
Research and Development Expense. Research and development expense decreased by $2.0 million, or 46%, to $2.4 million for the six months ended December 31, 2009 compared to $4.4 million for the same period in 2008. The decrease in expenses for the six month period ended December 31, 2009 was attributable to a decrease in salaries and benefits of $1.0 million due primarily to a net decrease in the number of personnel, decreased prototype project materials for the C-Port xV and Cook projects of $339,000, lower clinical trial expense of $427,000 as a result of completing the PAS-Port trials and European trials, and lower molds and tooling expenses of $227,000 related to the termination of our revenue-generating development activities under the Cook Vascular Closure Device development agreement.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased $5.0 million, or 63%, to $3.0 million for the six months ended December 31, 2009 compared to $8.0 million for the same period in 2008. The decrease in selling, general and administrative expense in the six month period ended December 31, 2009 was primarily attributable to lower personnel, recruiting and travel expenses of $3.2 million primarily due to a net decrease in personnel, a decrease in marketing activities of $324,000 in the United States, a decrease in demonstration product expenses of $585,000 for training of physicians in the United States, and a decrease in investor relations and professional expenses of $396,000.
Interest Income. Interest income decreased $122,000, or 87%, to $19,000 for the six months ended December 31, 2009 compared to $141,000 for the same period in 2008. The decrease in interest income for the six months ended December 31, 2009 was primarily due to lower cash and cash equivalents balances available for investing during the period and lower overall market interest rates.
Interest Expense. Interest expense for the six months ended December 31, 2009 and 2008 reflects a 6% per annum interest rate payable on our $2.0 million debt to Century Medical.
Off Balance Sheet Arrangements
As of December 31, 2009, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2011, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
As of December 31, 2009, our accumulated deficit was $114.3 million and we had cash and cash equivalents of $11.1 million and total short-term debt of $2.0 million. We currently invest some of our cash and cash equivalents in money market funds. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock and warrants to purchase common stock. We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2010, including repayment of the remaining $2.0 million principal amount, plus interest, under our note to Century Medical. Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts or one or more of our research and development programs, cease operations, or cease to be publicly traded.
In June 2007, we received approximately $10.9 million in net proceeds from the sale of 2,301,337 shares of our common stock and warrants to purchase up to 575,347 shares of common stock in a private placement. In November 2007, we received $11.5 million in net proceeds from the sale of 1,500,000 shares of our common stock in a public offering. In December 2007, we received $3.8 million in net proceeds from the sale of an additional 481,170 shares of our common stock upon exercise of the over-allotment option. In September 2009, we received approximately $9.9 million in net proceeds from the sale of 8,142,082 shares of our common stock and warrants to purchase up to 4,071,046 shares of common stock in a private placement.

We have a note payable that was originally issued in connection with our Japan Distribution Agreement with Century Medical, in June 2003. We extended the distribution agreement and restructured the $3.0 million note payable in March 2007, whereby $1.0 million of the note payable was paid in April 2007 and the remaining $2.0 million is due in June 2010. The notes bore interest at 5% per annum through June 2008 then increased to 6% per annum until maturity in June 2010. All interest due is payable quarterly. Century Medical has a continuing security interest in all of our personal property and assets, including intellectual property, until the note is repaid. There are no covenants associated with this debt.
Under the operating lease for our facility in Redwood City, California, we are required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $150,000 has been recorded as restricted cash in our balance sheet at December 31, 2009 related to the letter of credit.
Summary cash flow data is as follows (in thousands):

	Six months ended
	December 31,
	2009	2008
Net cash used in operating activities	$(3,834)	$(9,952)
Net cash provided by (used in) investing activities	(323)	10,689
Net cash provided by financing activities	9,918	128
Net cash used in operating activities for the six month periods ended December 31, 2009 and 2008 was $3.8 million and $10.0 million, respectively. The use of cash for the six months ended December 31, 2009 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation and a decrease in accounts payable and other accrued liabilities resulting from payments made during the period. The use of cash for the six months ended December 31, 2008 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, an increase in inventories and a decrease in accounts payable and accrued liabilities resulting from payments made during the period, offset in part by an increase in deferred development revenue.
Net cash used in investing activities for the six month period ended December 31, 2009 was $323,000 and net cash provided by investing activities for the six month period ended December 31, 2008 was $10.7 million. Net cash used or provided by investing activities represent the net purchases and maturities of investments and purchases of property and equipment. Purchases of property and equipment were $323,000 and $370,000 in the six month periods ended December 31, 2009 and 2008, respectively.
Net cash provided by financing activities for the six month periods ended December 31, 2009 and 2008 was $9.9 million and $128,000, respectively. Net cash provided by financing activities for the six month period ended December 31, 2009 consisted of the net proceeds received from the sale of shares of common stock and warrants to purchase shares of common stock in September 2009. The net cash provided by financing activities for the six month period ended December 31, 2008 consists of proceeds received from the exercise of stock options.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended December 31, 2009, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 18, 2009.
ITEM 4T. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2009.
Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Sales of our products and development activities generated only $2.0 million and $5.1 million for the six month periods ended December 31, 2009 and 2008, respectively. For fiscal years 2009, 2008, and 2007, sales of our products and development activities generated only $9.9 million, $7.6 million and $3.5 million of revenue, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Our sales capability may be further impaired by our reductions in force in January, April and May 2009. Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development projects.
We need substantial additional funding and may be unable to raise capital, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts and could cause us to cease operations.
Our development efforts have consumed substantial capital to date. We believe that our existing cash and cash equivalents along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2010, including repayment of the remaining $2.0 million principal amount, plus interest, under our note to Century Medical. Due to recurring losses from operations and our cash balance at the end of our last fiscal year, the audit opinion of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2009, included in our annual report on Form 10-K includes a going concern explanatory paragraph. Our estimates and our future capital requirements depend upon numerous factors. These factors include, but are not limited to, the following:
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
We have incurred net losses since our inception in October 1997. As of December 31, 2009, our accumulated deficit was approximately $114.3 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional products in the United States. We commenced commercial sales of the C-Port systems in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008.
Our cost of product sales was 84% and 72% of our net product sales for the six month periods ended December 31, 2009 and 2008, respectively. Our cost of product sales was 79% and 97% of our net product sales for fiscal years 2009 and 2008, respectively. We expect high cost of product sales to continue for the foreseeable future. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the our products. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
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
Risks Related to Our Business
We are dependent upon the success of our current products to generate revenue in the near term, and we have U.S. regulatory clearance for our C-Port and PAS-Port systems only. We cannot be certain that the C-Port and PAS-Port systems will be successfully commercialized in the United States. If we are unable to successfully commercialize our products in the United States, our ability to generate higher revenue will be significantly delayed or halted, and our business will be harmed.
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
We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in additional markets. In particular, we are at an early stage of development of the Cardica Microcutter ES8, an endoscopic microcutter intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. We have not yet commenced animal or human testing of this device. Significant additional research and development and financial resources will be required to develop the Cardica Microcutter ES8 into a commercially viable product and to obtain necessary regulatory approvals to commercialize the device. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the Cardica Microcutter ES8. Our failure to successfully develop the Cardica Microcutter ES8 would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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
* Our PAS-Port and C-Port systems, as well as our other and future products, may still face future development and regulatory difficulties.
Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. Any of our other products, including the Cardica Microcutter ES8 and future generations of the C-Port systems, may either not obtain regulatory approvals required for marketing or may face these types of restrictions or requirements. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear the marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. We intend to seek 510(k) clearance for the Cardica Microcutter ES8. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance, or the approval of a PMA before the modified product can be marketed. Any products that we develop that require regulatory clearance or approval, including the Cardica Microcutter ES8, may be delayed, if approved at all. We cannot assure that any new products or any product enhancements that we develop will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements. Regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:
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
From time to time, we may estimate and publicly announce the timing anticipated for the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include commencement of animal studies for a new product, submission of an Investigational Device Exemption application to commence enrollment of patients in clinical trials, the commencement of animal testing or human feasibility testing of a new product, the release of data from clinical trials, receipt of clearances or approvals from regulatory authorities or other clinical and regulatory events. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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
Additionally, our manufacturing processes and, in some cases, those of our suppliers are required to comply with FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, and suspension of product distribution or other operating restrictions, seizures or recalls of our devices and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.
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

Our C-Port and PAS-Port systems were designed for use with venous grafts. Additionally, while our indications for use of the C-Port systems cleared by the FDA refer broadly to grafts, we have studied the use of the C-Port systems only with venous grafts and not with arterial grafts. Using the C-Port systems with arterial grafts may not yield patency rates or material adverse cardiac event rates comparable to those found in our clinical trials using venous grafts, which could negatively affect market acceptance of our C-Port systems. In addition, the clips and staples deployed by our products are made of 316L medical-grade stainless steel, to which some patients are allergic. These allergies may result in adverse reactions that negatively affect the patency of the anastomoses or the healing of the implants and may therefore adversely affect outcomes, particularly when compared to anastomoses performed with other materials, such as sutures. Additionally, in the event a surgeon, during the course of surgery, determines that it is necessary to convert to a hand-sewn anastomosis and to remove an anastomosis created by one of our products, the removal of the implants may result in more damage to the target vessel (such as the aorta or coronary artery) than would typically be encountered during removal of a hand-sewn anastomosis. Moreover, the removal may damage the target vessel to an extent that could further complicate construction of a replacement hand-sewn or automated anastomosis, which could be detrimental to patient outcome. These or other issues, if experienced, could limit physician adoption of our products.
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
We derive a substantial portion of our revenue from sales to Century Medical, our distributor in Japan. The loss of Century Medical as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the six month periods ended December 31, 2009 and 2008, sales to Century Medical accounted for approximately 24% and 13%, respectively, of our total product sales. For fiscal years 2009 and 2008, sales to Century Medical accounted for approximately 15% and 20%, respectively, of our total product sales. We expect that Century Medical will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century Medical as a customer, our revenue and net loss would be adversely affected. In addition, other customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

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

The Cardica Microcutter ES8, if it is successfully launched, would compete in the market for stapling and cutting devices within laparoscopic stapling and sealing devices currently marketed in the United States. We believe the principal competitive factors in the market for laparascopic staplers include:
•	product size;

•	ease of use;

•	product quality and reliability;

•	multi-fire capability;

•	device cost-effectiveness;

•	degree of articulation;

•	physician relationships; and

•	sales and marketing capabilities.
Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which recently acquired a small competitor, Power Medical, each have large direct sales forces in the U.S. and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for our products difficult.
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
To date, our manufacturing activities have consisted primarily of producing moderate quantities of our marketed products for commercial sales in Japan, Europe and the United States. Production in increased commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing larger commercial quantities, including:
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
If we fail to retain key personnel including our executive management team, we may be unable to successfully develop or commercialize our products.
As of December 31, 2009, we had 37 employees. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our recent reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force. Our need to effectively manage our operations and programs requires that we continue to maintain our operational, financial and management controls, reporting systems and procedures and to attract and retain sufficient numbers of talented employees. We may be unable to successfully implement these tasks on a larger scale as and when needed and, accordingly, may not achieve our research, development and commercialization goals.

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
The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and PAS-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of January 31, 2010, we were not aware of any existing product liability claims.
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
If our stock is delisted from The NASDAQ Global Market, we may still meet the listing requirements for the NASDAQ Capital Market, including the requirement to have a minimum of $1.0 million in stockholders’ equity. If we are unable to list on The NASDAQ Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock would materially and adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.
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

* The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.
Our executive officers and directors and their affiliates, together with our current significant stockholders, beneficially owned approximately 26% of our outstanding common stock as of December 31, 2009. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On November 11, 2009, our Annual Meeting of Stockholders was held at our corporate offices located at 900 Saginaw Drive, Redwood City, California. During this meeting, our stockholders voted on the following three proposals:
(a) To elect directors to hold office until our 2010 Annual Meeting of Stockholders and until their successors are elected and have qualified, or until such director’s death, resignation or removal. The votes regarding the election of the director were as follows:

	Votes
Nominee	For	Withheld
Bernard Hausen	19,342,197	581,453
Kevin Larkin	18,823,794	1,099,856
Richard Powers	19,310,736	612,914
Jeffrey Purvin	18,823,394	1,100,256
John Simon	19,327,186	596,464
William Younger	18,797,488	1,126,162
(b) To approve an amendment to our 2005 Equity Incentive Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under the 2005 Plan by 1,750,000 shares.

Votes For	Votes against	Abstain
11,794,609	549,017	459,582
(c) To ratify the selection by the Audit Committee of our Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending June 30, 2010:

Votes For	Votes against	Abstain
19,449,438	83,550	390,662

ITEM 6. EXHIBITS.

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †
3.2	Amended and Restated Bylaws of Cardica, Inc. (1)
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †
4.3	Form of Warrant dated June 2007. (2)
4.4	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)
4.5	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †
4.6	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)
4.7	Form of Warrant dated September 30, 2009. (4)
4.8	Registration Rights Agreement, dated September 25, 2009, by and among Cardica, Inc. and the investors set forth therein. (4)
10.2	Cardica, Inc. 2005 Equity Incentive Plan, as amended. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 *	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: February 9, 2010	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: February 9, 2010	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †
3.2	Amended and Restated Bylaws of Cardica, Inc. (1)
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †
4.3	Form of Warrant dated June 2007. (2)
4.4	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)
4.5	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. †
4.6	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)
4.7	Form of Warrant dated September 30, 2009. (4)
4.8	Registration Rights Agreement, dated September 25, 2009, by and among Cardica, Inc. and the investors set forth therein. (4)
10.2	Cardica, Inc. 2005 Equity Incentive Plan, as amended. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 *	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 11, 2009.