Form 10-Q
period 2010-03-31
CARDICA INC
filed 2010-05-17
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________  to __________

Commission File Number: 000-51772

Cardica, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3287832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 Saginaw Drive
Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)

(650) 364-9975
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [ ] No [x]

On May 12, 2010, there were 23,990,813 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2010	June 30, 2009
	(unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$9,324	$5,328
Accounts receivable	521	624
Inventories	1,515	1,895
Prepaid expenses and other current assets	318	321
Total current assets	11,678	8,168

Property and equipment, net	1,509	1,862
Restricted cash	154	310
Total assets	$13,341	$10,340

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$418	$551
Accrued compensation	573	319
Other accrued liabilities	572	637
Deferred development revenue	403	527
Note payable	2,000	2,000
Total current liabilities	3,966	4,034

Other non-current liabilities	50	44
Total liabilities	4,016	4,078

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.001 par value, 45,000,000 shares authorized 23,986,426 and 15,825,549 shares issued and outstanding at March 31, 2010 and June 30, 2009, respectively	24	16
Additional paid-in capital	127,178	116,272
Treasury stock at cost 66,227 shares at March 31, 2010 and June 30, 2009	(596)	(596)
Deferred stock compensation	—	(22)
Accumulated deficit	(117,281)	(109,408)
Total stockholders' equity	9,325	6,262
Total liabilities and stockholders' equity	$13,341	$10,340

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net revenue
Product sales, net	$959	$2,089	$2,799	$5,644
Development revenue	—	728	124	2,179
Royalty revenue	20	21	67	65
Total net revenue	979	2,838	2,990	7,888

Operating costs and expenses
Cost of product sales	1,068	1,538	2,607	4,111
Research and development	1,395	1,893	3,759	6,297
Selling, general and administrative	1,477	3,287	4,442	11,288
Total operating costs and expenses	3,940	6,718	10,808	21,696

Loss from operations	(2,961)	(3,880)	(7,818)	(13,808)

Interest income	9	24	28	165
Interest expense	(30)	(30)	(90)	(90)
Other income (expense)	(1)	(16)	7	(20)
Net loss	$(2,983)	$(3,902)	$(7,873)	$(13,753)

Basic and diluted net loss per common share	$(0.12)	$(0.25)	$(0.37)	$(0.87)
Shares used in computing basic and diluted net loss per common share	23,966	15,785	21,238	15,769

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	March 31,
	2010	2009
Operating activities
Net loss	$(7,873)	$(13,753)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	640	670
Loss on disposal of property and equipment	53	11
Stock-based compensation expenses	1,013	1,560
Changes in assets and liabilities
Accounts receivable	103	(430)
Prepaid expenses and other current assets	3	(64)
Inventories	380	(566)
Restricted cash	156	200
Accounts payable and other accrued liabilities	(198)	(1,155)
Accrued compensation	254	(475)
Deferred development revenue	(124)	(143)
Deferred rent	6	10
Leasehold improvement obligation	—	(11)
Net cash used in operating activities	(5,587)	(14,146)

Investing activities
Purchases of property and equipment	(340)	(893)
Purchases of short-term investments	—	(4,974)
Proceeds from maturities of short-term investments	—	18,530
Net cash provided by (used in) investing activities	(340)	12,663

Financing activities
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	5	142
Net proceeds from issuance of common stock	9,918	—
Net cash provided by financing activities	9,923	142

Net decrease in cash and cash equivalents	3,996	(1,341)
Cash and cash equivalents at beginning of period	5,328	9,221
Cash and cash equivalents at end of period	$9,324	$7,880

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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
Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASC 105-10”), formerly Statement of Financial Accounting Standards No. 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASC 105-10 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Company has updated all existing GAAP references in these condensed financial statements in accordance with the Codification. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have any impact on the amounts included in the Company's condensed financial statements.

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2009-13 which addresses the accounting for multiple-deliverable arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit. This guidance also modifies the manner in which transaction consideration is allocated across the separately identified deliverables and significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. The Company will adopt the ASU as of July 1, 2010 and apply it prospectively to arrangements entered into or materially modified after the adoption date. The Company does not expect the adoption of ASU No. 2009-13 to have any impact on its results of operations or financial condition upon its required adoption.
In March of 2010, Accounting Standards Codification Topic 605, Revenue Recognition (“ASC 605”) was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for the Company as of July 1, 2010 and will be applied on a prospective basis. The Company is currently assessing the impact and does not expect the adoption of this guidance to have any impact on its results of operations or financial condition upon its required adoption.

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

Each of the Company's development contracts with Cook Incorporated is accounted for as a separate arrangement. Revenue generated from development contracts is recognized when it is earned and non-refundable upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on a project are refundable and are recorded as deferred revenue until such time as the related development expenses plus overhead costs for certain project activities are incurred.

Inventories

Inventories are recorded at the lower of cost or market on a first-in, first-out basis. The Company periodically assesses the recoverability of all inventories, including materials, work-in-process and finished goods, to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Further reduced demand may result in the need for additional inventory write-downs in the near term. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On September 30, 2009, institutional and individual investors, including existing stockholders, purchased approximately $10.2 million of the Company's common stock and warrants to purchase the Company's common stock in a private placement. The net proceeds were approximately $9.9 million after offering expenses. Under the terms of the purchase agreement with these investors, the Company sold 8,142,082 units at a purchase price of $1.2525 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.50 of a share of common stock, or warrants to purchase an aggregate of 4,071,046 shares of the Company's common stock. The warrants became exercisable on April 1, 2010 at an exercise price of$1.45 per share and will expire on September 30, 2014.

Stock-Based Compensation

The Company accounts for employee and director share-based compensation plans, including stock options and restricted stock units, pursuant to ASC 718 “Compensation - Stock Compensation”. Stock-based compensation cost is measured on the grant date, based on the fair value-based measurement of the award and is recognized as an expense over the requisite service period. The Company recognizes compensation expense using the accelerated method.

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements for share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. There were no options awarded in the three months ended March 31, 2009. The Company used the following assumptions in its fair value-based measurements:

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Risk-free interest rate	2.07% - 2.35%	—%	1.70% - 2.35%	2.57%
Dividend yield	—	—	—	—
Weighted-average expected term	4.52 - 4.58 years	—	3.5 - 4.58 years	4.5 years
Expected volatility	67.7% - 67.9%	—%	64.5% - 81.2%	55%

Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2010 and 2009 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size and financial leverage.

The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded fair value-based stock-based compensation expenses under ASC 718 of $211,000 or $0.01 per share, and $366,000 or $0.02 per share, for the three months ended March 31, 2010 and 2009, respectively and $974,000, or $0.05 per share, and $1.4 million, or $0.09 per share, for the nine months ended March 31, 2010 and 2009, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $1.1 million at March 31, 2010 and is expected to be recognized over a weighted average period of 2.7 years.

Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands).

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Cost of product sales	$13	$50	$165	$137
Research and development	38	121	287	455
Selling, general and administrative	171	261	561	968
Total	$222	$432	$1,013	$1,560

Activity in our Stock-Based Compensation Plans:

		Outstanding Options
	Shares Available for Future Grant	Number of Shares	Weighted- Average Exercise Price per Share
Balance at June 30, 2009	618,594	1,446,149	$5.65
Additional shares reserved	1,750,000	—	—
Options granted	(2,217,785)	2,217,785	1.28
Restricted stock awards vested	(51,425)	—	—
Options exercised	—	(3,870)	1.35
Options forfeited	367,303	(367,303)	4.02
Stock awards forfeited	116,000	—	—
Balance at March 31, 2010	582,687	3,292,761	$2.78

The following table summarizes information about options outstanding and vested and exercisable at March 31, 2010:

Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Number Vested and Exercisable
$1.12	1,273,273	6.62	121,410
$1.21 - $1.55	771,759	6.34	367,356
$1.71 - $6.03	795,714	4.33	644,593
$6.75 - $9.20	429,783	4.66	279,457
$9.75	22,232	3.86	22,232
Total outstanding	3,292,761	5.73	1,435,048
Options vested and expected to vest	2,969,398

Restricted Stock Units and Awards

The following table summarizes information about restricted stock activity for the nine months ended March 31, 2010:

Non-vested restricted stock at June 30, 2009	228,850
Awarded	—
Vested	(51,425)
Forfeited	(116,000)
Non-vested restricted stock at March 31, 2010	61,425

The fair value of each restricted stock unit award is estimated based upon the closing price of the Company's common stock on the grant date. Share-based compensation expense related to restricted stock unit awards is recognized over the requisite service period adjusted for estimated forfeitures.

NOTE 3 - NET LOSS PER SHARE

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

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Numerator:
Net loss	$(2,983)	$(3,902)	$(7,873)	$(13,753)
Denominator:
Weighted-average common shares outstanding	23,966	15,819	21,247	15,811
Less: Weighted-average non-vested restricted shares	—	(34)	(9)	(42)
Denominator for basic and diluted net loss per common share	23,966	15,785	21,238	15,769
Basic and diluted net loss per common share	$(0.12)	$(0.25)	$(0.37)	$(0.87)

Outstanding securities not included in historical diluted net loss per common share calculation because their effect would be antidilutive (in thousands):

	March 31,
	2010	2009
Options to purchase common stock	3,293	1,699
Non-vested restricted shares	164	214
Warrants	4,719	680
Total	8,176	2,593

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities.

Comprehensive loss and its components for the three and nine month periods ended March 31, 2010 and 2009 were as follows (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net loss	$(2,983)	$(3,902)	$(7,873)	$(13,753)
Change in unrealized loss on investments	—	(3)	—	12
Comprehensive loss	$(2,983)	$(3,905)	$(7,873)	$(13,741)

NOTE 5 - FAIR VALUE MEASUREMENTS

ASC 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

All assets that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of March 31, 2010
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

NOTE 6 - INVENTORIES

In the fourth quarter of the fiscal year ended June 30, 2009, the Company recorded a $248,000 write-down for excess and obsolete C-Port system inventory. In addition, for the three months ended December 31, 2009, a $29,000 write-down was recorded for excess and obsolete inventory. This excess and obsolete inventory is still held as of March 31, 2010. Additionally, as of March 31, 2010, the Company has written-down by $248,000 primarily on its PAS-Port inventory to state the inventory at the lower of cost or market due to higher product cost of units manufactured.

Inventories consisted of the following (in thousands):

	March 31, 2010	June 30, 2009
Raw materials	$232	$256
Work in progress	154	404
Finished goods	1,129	1,235
	$1,515	$1,895

NOTE 7 - LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated (“Cook”), to develop and commercialize a specialized device, referred to as the patent foramen ovales, or “PFO” device, designed to close holes in the heart from genetic heart defects. Under the agreement, Cook funds certain development activities and the Company and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received payments totaling approximately $3.2 million. The Company recorded as development revenue under the agreement a total of $0 and $327,000 for the three month periods ended March 31, 2010 and 2009, respectively and $124,000 and $1.1 million for the nine month periods ended March 31, 2010 and 2009, respectively. A total of $403,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of March 31, 2010. The Company is entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. The Company would also be entitled to receive a royalty based on Cook's annual worldwide sales of the PFO device, if any. On January 6, 2010, the Company and Cook mutually agreed to temporarily suspend work on the PFO project.

On December 9, 2005, the Company entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and the Company and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, the Company received payments totaling approximately $5.3 million. The Company recorded as development revenue under the agreement a total of $0 and $401,000 for the three month periods ended March 31, 2010 and 2009, respectively and $0 and $1.1 million for the nine month periods ended March 31, 2010 and 2009, respectively. In July 2009, the Company entered into a partial termination and second amendment of this agreement to terminate Cook's participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if Cardica successfully commercializes the product. The remaining deferred revenue balance related to this project was recognized as revenue in the fourth quarter of fiscal 2009 as the Company had completed all of its activities under the agreement and no amounts are refundable to Cook under the partial termination agreement. In addition, during the first quarter of fiscal year 2009, we recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device.

NOTE 8 - SUBSEQUENT EVENTS

On April 1, 2010, the Company entered into an amendment (the “Note Agreement Amendment”) to its subordinated convertible note agreement, dated June 16, 2003 and as amended to date, with Century Medical, Inc. ("Century Medical") (collectively the “Note Agreement”). Under the terms of the Note Agreement Amendment, the Company agreed to make a principal payment of $600,000 to Century Medical by April 8, 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. In the event that the Company obtains at least $10 million in equity or debt financing during the period from April 1, 2010 through the new maturity date, the Company is required to make a payment of at least $400,000 of the then-outstanding principal balance within ten business days after the date on which the amount of such aggregate financing was completed.

In connection with the Note Agreement Amendment, the Company entered into an amendment to its distribution agreement, dated June 16, 2003 and as amended to date, with Century Medical (the “Distribution Agreement Amendment”). Under the terms of the Distribution Agreement Amendment, the Company agreed that, during the time during which any amounts are outstanding under the Note Agreement, the Company will not increase the price to Century Medical of the Company's PAS-Port system being distributed by Century Medical. The Company is currently evaluating the impact of these events to our fourth quarter fiscal 2010 financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-

looking statements or reasons why actual results might differ.

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

We currently sell our C-Port® Distal Anastomosis Systems, or C-Port systems, in the United States and Europe. As of March 31, 2010, more than 10,000 C-Port systems have been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States and in Europe and Japan through distributors. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. We received 510(k) clearance to market our PAS-Port system in the United States in September 2008. As of March 31, 2010, more than 18,000 PAS-Port systems had been sold in the United States, Europe and Japan. In addition to our commercialized cardiac surgery products, we have commenced development of the Cardica Microcutter ES8, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. We are in discussions with multiple potential development and commercialization partners to advance further development of the Cardica Microcutter ES8 and other potential products in this product line, and we may enter into an arrangement to pursue further development of this product with a partner.

We have added independent distributors and manufacturers' representatives to support a small core direct sales team for our C-Port systems and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line. We have shifted our development efforts to focus on the Cardica Microcutter ES8.

We manufacture our cardiac products, our C-Port and PAS-Port systems, with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For the fiscal year 2009, we generated net revenue of $9.9 million, including $3.0 million of development revenue, and incurred a net loss of $17.2 million. For the three month period ended March 31, 2010, we generated net revenue of $1.0 million, and incurred a net loss of $3.0 million and for the nine month period ended March 31, 2010, we generated net revenue of $3.0 million, including $124,000 of development revenue, and incurred a net loss of $7.9 million.

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

On April 1, 2010, we entered into an amendment, or Note Agreement Amendment, to our subordinated convertible note agreement, dated June 16, 2003 and as amended to date, with Century Medical, Inc., or Century Medical, our distributor in Japan (collectively referred to as the Note Agreement). Under the terms of the Note Agreement Amendment, we made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. In the event that we obtain at least $10 million in equity or debt financing during the period from April 1, 2010 through the new maturity date, we are required to make a payment of at least $400,000 of the then-outstanding principal within ten business days after the date on which the amount of such aggregate financing was completed.

  In connection with the Note Agreement Amendment, we entered into an amendment to our distribution agreement dated June 16, 2003 and as amended to date, with Century Medical (the "Distribution Agreement Amendment"). Under the terms of the Distribution Agreement Amendment, we agreed that, during the time during which any amounts are outstanding under the Note Agreement, we will not increase the price to Century Medical of our PAS-Port system being distributed by Century Medical.

As of March 31, 2010, we had cash and cash equivalents of $9.3 million and total short-term debt of $2.0 million. The increase in cash as of March 31, 2010, compared to June 30, 2009, was primarily due to the $9.9 million net proceeds from a private placement of our common stock and warrants to purchase our common stock in September 2009. We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2010, without giving effect to repayment of our note to Century Medical, which is due in June 2011. Our estimates and our future capital requirements depend upon numerous factors. In addition, we have based our estimates on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through December 31, 2010, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction to ensure that we have sufficient capital to meet our obligations, including our note to Century Medical, and continue on a path designed to create and preserve stockholder value. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including primarily the extent of our sales and marketing efforts related to our commercialized products and the amount of revenues that we receive from product sales, as well as other factors described in the “Liquidity and Capital Resources” section below.

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

Agreements with Cook Incorporated

In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the patent foramen ovales, or “PFO” device, designed to close holes in the heart from genetic heart defects. Under the agreement, Cook funds certain development activities and we and Cook jointly develop the device. Once developed, Cook receives an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we received payments totaling approximately $3.2 million. We recorded as development revenue under the agreement a total of $0 and $327,000 for the three month periods ended March 31, 2010 and 2009, respectively and $124,000 and $1.1 million for the nine month periods ended March 31, 2010 and 2009, respectively. A total of $403,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of March 31, 2010. We are entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. Amounts paid but not yet earned on the project are refundable and are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. We would also be entitled to receive a royalty based on Cook's annual worldwide sales of the PFO device, if any. On January 6, 2010, we and Cook mutually agreed to temporarily suspend work on the PFO project.

On December 9, 2005, we entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and we and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, we received payments totaling approximately $5.3 million. We recorded as development revenue under the agreement a total of $0 and $401,000 for the three month periods ended March 31, 2010 and 2009, respectively and $0 and $1.1 million for the nine month periods ended March 31, 2010 and 2009, respectively. In July 2009, we entered into a partial termination and second amendment of this agreement to terminate Cook's participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if we successfully commercialize the product. The remaining deferred revenue balance related to this project was recognized as revenue in the fourth quarter of fiscal 2009 as we had completed all of our activities under the agreement and no amounts are refundable to Cook under the partial termination agreement. In addition, during the first quarter of fiscal year 2009, we recognized a total of $251,000 of product sales to Cook of the Cook Vascular

Closure Device.

Critical Accounting Policies and Significant Judgments and Estimates

Our management's discussion and analysis of our financial condition and results of operations are based on our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

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

Inventories. We state our inventories at the lower of cost or market value on a first-in, first-out basis. Inventory write-downs are established when conditions indicate that the net realizable value could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated net realizable value. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and the risk of lower customer demand levels. While we believe the current value of inventories represents all known and estimated changes in demand, we have recently experienced reduced demand for our C-Port systems and further unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.

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

Stock-Based Compensation. We account for employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, pursuant to ASC 718 “Compensation - Stock Compensation”. Stock-based compensation cost is measured on the grant date, based on fair value-based measurement of the award, and is recognized as an expense over the requisite service period. We recognize compensation expense using the accelerated method.

The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility is based on volatility of similar entities (referred to as

“guideline” companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We estimate forfeitures in calculating the expense related to stock-based compensation.  We recognize stock-based compensation expense for options and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded fair value-based stock-based compensation expense under ASC 718 of $211,000, or $0.01 per share and $366,000, or $0.02 per share, for the three month periods ended March 31, 2010 and 2009, respectively, and $974,000, or $0.05 per share, and $1.4 million or $0.09 per share for the nine month periods ended March 31, 2010 and 2009, respectively.

Results of Operations

Comparison of the three month periods ended March 31, 2010 and 2009

Net Revenue. Total net revenue decreased by $1.9 million, or 66%, to $1.0 million for the three months ended March 31, 2010 compared to $2.8 million for the same period in 2009. Product sales decreased by $1.1 million, or 54.1%, to $1.0 million for the three months ended March 31, 2010 compared to $2.1 million for the same period in 2009. The decrease of $1.1 million in product sales for the three months ended March 31, 2010 was primarily attributable to both lower PAS-Port and C-Port systems sales in the United States as we transition from a direct sales force approach to third party manufacturers' representatives and distributors.

For the three month periods ended March 31, 2010 and 2009, sales to Century Medical accounted for approximately 9% and 22%, respectively, of our total product sales.

Development revenue was $0 and $728,000 for the three month periods ended March 31, 2010 and 2009, respectively. The development revenue for the three month period ended March 31, 2009 was comprised of $401,000 for development activities for the Cook Vascular Access Closure Device under our development agreement with Cook and $327,000 for development activities on the PFO project with Cook. Our revenue-generating development activities related to the Cook Vascular Closure Device were terminated upon the partial termination of our development agreement with Cook related to this project in June 2009 and there was no revenue recognized for the three month period ended March 31, 2010. On January 6, 2010, we and Cook mutually agreed to temporarily suspend work on the PFO project.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased $470,000, or 31%, to $1.1 million for the three months ended March 31, 2010 compared to $1.5 million for the same period in 2009. The decrease in cost of product sales resulted primarily from decreased product sales, partially offset by the increased cost per unit of our inventory due to decreased production volumes.

Research and Development Expense. Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expense decreased by $498,000, or 26%, to $1.4 million for the three months ended March 31, 2010 compared to $1.9 million for the same period in 2009. The decrease in expenses for the three month period ended March 31, 2010 was attributable to a decrease in salaries and benefits of $343,000 due primarily to a net decrease in the number of personnel, decreased prototype project materials for the C-Port xV and Cook projects of $81,000, lower clinical trial expense of $388,000 as a result of completing the PAS-Port trials and European trials, partially offset by higher molds and tooling expenses of $387,000 related to the microcutter program development activities.

We anticipate that research and development expenses will increase slightly in absolute terms in future periods as we begin to develop new applications of our technology, including the Cardica Microcutter ES8, continue to enhance our existing product lines and conduct new clinical trials.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased $1.8 million, or 55%, to $1.5 million for the three months ended March 31, 2010 compared to $3.3 million for the same period in 2009. The decrease in selling, general and administrative expense in the three month period ended March 31, 2010 was primarily attributable to lower personnel, recruiting and travel expenses of $1.2 million primarily due to a net decrease in personnel, a decrease in marketing activities of $78,000 in the United States, a decrease in demonstration product expenses of $86,000 for training of physicians in the United States and a decrease in consulting and professional service expenses of $458,000.

We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we increase the number of manufacturers' representatives and distributors that sell our products.

Interest Income. Interest income decreased $15,000, or 63%, to $9,000 for the three months ended March 31, 2010 compared to $24,000 for the same period in 2009. The decrease in interest income for the three month period ended March 31, 2010 was primarily due to lower cash and short-term investment balances available for investing during the period and lower overall market interest rates.

Interest Expense. Interest expense for the three months ended March 31, 2010 and 2009 reflected a 6% per annum interest rate payable on our $2.0 million debt to Century Medical during the applicable periods.

Comparison of the nine month periods ended March 31, 2010 and 2009

Net Revenue. Total net revenue decreased by $4.9 million, or 62%, to $3.0 million for the nine months ended March 31, 2010 compared to $7.9 million for the same period in 2009. Product revenue decreased by $2.8 million, or 50%, to $2.8 million for the nine months ended March 31, 2010 compared to $5.6 million for the same period in 2009. The decrease of $2.8 million in product sales for the nine months ended March 31, 2010 was primarily attributable to lower C-Port system sales in the United States and to a lesser extent lower PAS-Port sales as we transition from a direct sales force approach to manufacturers' representatives and distributors partially offset by increased international sales of PAS-Port systems. In addition, $251,000 for product sales of the Cook Vascular Closure Device to Cook was reflected in product sales for the nine month period ended March 31, 2009. The nine month period ended March 31, 2010 did not include any product sales of the Cook Vascular Closure Device.

For the nine month periods ended March 31, 2010 and 2009, sales to Century Medical accounted for approximately 19% and 17%, respectively, of our total product sales.

Development revenue was $124,000 and $2.2 million for the nine month periods ended March 31, 2010 and 2009, respectively. The development revenue for the nine month period ended March 31, 2010 was for development activities on the PFO project under our development agreement with Cook. The development revenue for the nine months ended March 31, 2009 was comprised of $1.1 million for development activities for the Cook Vascular Closure Device under our development agreement with Cook and $1.1 million for development activities on the PFO project with Cook. Our revenue-generating development activities related to the Cook Vascular Closure Device were terminated upon the partial termination of our development agreement with Cook related to this project in June 2009 and there was no revenue recognized for the nine month period ended March 31, 2010. On January 6, 2010, we and Cook mutually agreed to temporarily suspend work on the PFO project.

Cost of Product Sales. Cost of product sales decreased $1.5 million, or 37%, to $2.6 million for the nine months ended March 31, 2010 compared to $4.1 million for the same period in 2009. The decrease in cost of product sales in the nine months ended March 31, 2010 was primarily attributable to decreased product sales, partially offset by the increased cost per unit of our inventory due to decreased production volumes. We recorded a lower of cost or market inventory write-down of $248,000 for the nine month period ended March 31, 2010 (an increase of $242,000 from the amount recorded at June 30, 2009 which was $6,000) primarily on our PAS-Port inventory due to the higher cost per unit. In addition, we recorded a $273,000 and $0 write-down for excess and obsolete inventory for the nine month periods ended March 31, 2010 and 2009, respectively.

Research and Development Expense. Research and development expense decreased by $2.5 million, or 40%, to $3.8 million for the nine months ended March 31, 2010 compared to $6.3 million for the same period in 2009. The decrease in expenses for the nine month period ended March 31, 2010 was attributable to a decrease in salaries and benefits of $1.4 million due primarily to a net decrease in the number of personnel, decreased prototype project materials for the C-Port xV and Cook projects of $402,000, lower clinical trial expense of $814,000 as a result of completing the PAS-Port trials and European trials, partially offset by higher molds and tooling expenses of $160,000 related to our microcutter program development activities.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased $6.8 million, or 61%, to $4.4 million for the nine months ended March 31, 2010 compared to $11.3 million for the same period in 2009. The decrease in selling, general and administrative expense in the nine month period ended March 31, 2010 was primarily attributable to lower personnel, recruiting and travel expenses of $4.4 million primarily due to a net decrease in personnel, a decrease in marketing activities of $402,000 in the United States, a decrease in demonstration product expenses of $671,000 for training of physicians in the United States, and a decrease in consulting and professional service expenses of $894,000.

Interest Income. Interest income decreased $137,000, or 83%, to $28,000 for the nine months ended March 31, 2010 compared to $165,000 for the same period in 2009. The decrease in interest income for the nine month period ended March 31, 2010 was primarily due to lower cash and short-term investment balances available for investing during the period and lower overall market interest rates.

Interest Expense. Interest expense for the nine months ended March 31, 2010 and 2009 reflects a 6% per annum interest rate payable on our $2.0 million debt to Century Medical during the applicable periods.

Off Balance Sheet Arrangements

As of March 31, 2010, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2011, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2010, our accumulated deficit was $117.3 million, and we had cash and cash equivalents of $9.3 million and total short-term debt of $2.0 million. We currently invest some of our cash and cash equivalents in money market funds. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock and warrants to purchase common stock.

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

We have a note payable that was originally issued under a Note Agreement entered into in connection with our Japan Distribution Agreement with Century Medical in June 2003. We extended the distribution agreement and restructured the $3.0 million note in March 2007, whereby $1.0 million of the note was paid in April 2007 and the remaining $2.0 million had a June 2010 maturity date. On April 1, 2010, we entered into the Note Agreement Amendment, under which we made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. In the event that we obtain at least $10 million in equity or debt financing during the period from April 1, 2010 through the new maturity date, we are required to make a payment of at least $400,000 of the then-outstanding principal within ten business days after the date on which the amount of such aggregate financing was completed. In connection with the Note Agreement Amendment, we entered into the Distribution Agreement Amendment, under which we agreed that, during the time during which any amounts are outstanding under the Note Agreement, we will not increase the price to Century Medical of our PAS-Port system being distributed by Century Medical. The note bore interest at 5% per annum through June 2008 and then increased to 6% per annum until maturity. All interest due under our note to Century Medical is payable quarterly. Century Medical has a continuing security interest in all of our personal property and assets, including intellectual property, until the note is repaid. There are no covenants associated with this debt.

Under the operating lease for our facility in Redwood City, California, we are required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $150,000 has been recorded as restricted cash in our balance sheet at March 31, 2010 related to the letter of credit.

Summary cash flow data is as follows (in thousands):
	Nine months ended
	March 31,
	2010	2009
Net cash used in operating activities	$(5,587)	$(14,146)
Net cash provided by (used in) investing activities	(340)	12,663
Net cash provided by financing activities	9,923	142

Net cash used in operating activities for the nine month periods ended March 31, 2010 and 2009 was $5.6 million and $14.1 million, respectively. The use of cash for the nine month period ended March 31, 2010 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation. The use of cash for the nine months ended

March 31, 2009 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, an increase in inventories and a decrease in accounts payable and accrued liabilities resulting from payments made during the period.

Net cash used in investing activities for the nine month period ended March 31, 2010 was $340,000 and net cash provided by investing activities for the nine month period ended March 31, 2009 was $12.7 million. Net cash used or provided by investing activities represent the net purchases or maturities of investments and purchases of property and equipment. Purchases of property and equipment were $340,000 and $893,000 in the nine month periods ended March 31, 2010 and 2009, respectively.

Net cash provided by financing activities for the nine month periods ended March 31, 2010 and 2009 was $9.9 million and $142,000, respectively. Net cash provided by financing activities for the nine month period ended March 31, 2010 consisted of the net proceeds received from the sale of shares of common stock and warrants to purchase shares of common stock in September 2009. The net cash provided by financing activities for the nine month period ended March 31, 2009 consists of proceeds received from the exercise of stock options.

We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2010, without giving effect to repayment of our $1.4 million principal amount note to Century Medical, which is due in June 2011, subject to earlier partial repayment in connection with a specified level of financing activity. Our estimates and our future capital requirements depend upon numerous factors. In addition, we have based our estimates on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through December 31, 2010, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction to ensure that we have sufficient capital to meet our obligations, including our note to Century Medical, and continue on a path designed to create and preserve stockholder value.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

the extent of our ongoing research and development programs and related costs, including costs related to the development of the Cardica Microcutter ES8 and additional potential products;
our ability to enter into license, development and/or collaboration agreements with respect to our technology, and the terms thereof;
market acceptance and adoption of our products;
our level of revenues;
costs associated with our sales and marketing initiatives and manufacturing activities;
costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;
securing, maintaining and enforcing intellectual property rights and the costs thereof; and
the effects of competing technological and market developments.

Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in dilution to our stockholders. If additional funds are raised through the issuance of securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any licensing or strategic agreements we enter into may require us to relinquish valuable rights. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our commercialization efforts on one or more of our research and development programs, cease operations or cease to be publicly traded.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended March 31, 2010, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 18, 2009.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. The risks described below that are marked with an asterisk (*) are those risks that contain substantive changes from the risks described in Cardica's Annual Report on Form 10-K for the fiscal year ended June 30, 2009.
.
Risks Related to Our Finances and Capital Requirements

*We need to generate higher product sales to become and remain profitable.

Our ability to become and remain profitable depends upon our ability to generate higher product sales. Our ability to generate significant continuing revenue depends upon a number of factors, including:

achievement of broad acceptance for our products;
achievement of U.S. regulatory clearance or approval for additional products;
successful completion of clinical trials for our products; and
successful sales, manufacturing, marketing and distribution of our products.

Sales of our products and development activities generated only $3.0 million and $7.9 million for the nine month periods ended March 31, 2010 and 2009, respectively. For fiscal years 2009, 2008, and 2007, sales of our products and development activities generated only $9.9 million, $7.6 million and $3.5 million of revenue, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development projects.

We need substantial additional funding and may be unable to raise capital, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts and could cause us to cease operations.

Our development efforts have consumed substantial capital to date. Due to recurring losses from operations and our cash balance at the end of our last fiscal year, the audit opinion of our independent registered public accounting firm on our financial statements for the fiscal year ended June 30, 2009, included in our annual report on Form 10-K for our fiscal year ended June 30, 2009 included a going concern explanatory paragraph. We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2010, without giving effect to repayment of the remaining $1.4 million principal amount note to Century Medical, which is due in June 2011, subject to earlier partial repayment in connection with a specified level of financing activity. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through December 31, 2010, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

the extent of our ongoing research and development programs and related costs, including costs related to the development of the Cardica Microcutter ES8 and additional potential products;
our ability to enter into license, development and/or collaboration agreements with respect to our technology, and the terms thereof;
market acceptance and adoption of our products;
our level of revenues;
costs associated with our sales and marketing initiatives and manufacturing activities;
costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;
securing, maintaining and enforcing intellectual property rights and the costs thereof; and
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

*We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred net losses since our inception in October 1997. As of March 31, 2010, our accumulated deficit was approximately $117.3 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of additional products in the United States, including the Cardica Microcutter ES8 in particular. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008.

Our cost of product sales was 93% and 73% of our net product sales for the nine month periods ended March 31, 2010 and 2009, respectively. Our cost of product sales was 79% and 97% of our net product sales for fiscal years 2009 and 2008, respectively. We expect high cost of product sales to continue for the foreseeable future. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of our products. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

the extent of our ongoing research and development programs and related costs, including costs related to the development of the Cardica Microcutter ES8 and additional potential products;
our ability to enter into license, development and/or collaboration agreements with respect to our technology, and the terms thereof;
market acceptance and adoption of our products;
our level of revenues;
costs associated with our sales and marketing initiatives and manufacturing activities;
costs of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;
securing, maintaining and enforcing intellectual property rights and the costs thereof; and
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

We have expended significant time, money and effort in the development of our current commercial products, the C-Port systems and the PAS-Port system. If we are not successful in commercializing our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006), our C-Port Flex A in April 2007 and our C-Port X-CHANGE in December 2007. We commenced U.S. sales of our PAS-Port system in September 2008. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of our current PAS-Port and C-Port systems in the United States and commercialization of additional products, including the Cardica Microcutter ES8 in particular.

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

We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in additional markets. In particular, we are at an early stage of development of the Cardica Microcutter ES8, an endoscopic microcutter intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. We have not yet commenced human testing of this device. Significant additional research and development and financial resources will be required to develop the Cardica Microcutter ES8 into a commercially viable product and to obtain necessary regulatory approvals to commercialize the device. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the Cardica Microcutter ES8 or other potential microcutter products. Our failure to successfully develop the Cardica Microcutter ES8 would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

*Our products may never gain any significant degree of market acceptance, and a lack of market acceptance would have a material adverse effect on our business.

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

Market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products. Any future recalls may impact physicians' and hospitals' perception of our products.

      Widespread use of our products will require the training of numerous physicians, and the time required to complete training could result in a delay or dampening of market acceptance. Even if the safety and efficacy of our products is established, physicians may elect not to use our products for a number of reasons beyond our control, including inadequate or no reimbursement from health care payors, physicians' reluctance to perform anastomoses with an automated device, the introduction of competing devices by our competitors and pricing for our products. Failure of our products to achieve any significant market acceptance would have a material adverse effect on our business, financial condition and results of operations.

Our PAS-Port and C-Port systems and future products may face future development and regulatory difficulties.

Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. Any of our other products, including the Cardica Microcutter ES8 and future generations of the C-Port systems, may either not obtain regulatory approvals required for marketing or may face these types of restrictions or requirements. The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. In particular, the FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear the marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA's requirements. We intend to seek 510(k) clearance for the Cardica Microcutter ES8. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance, or the approval of a PMA before the modified product can be marketed. Any products that we develop that require regulatory clearance or approval, including the Cardica Microcutter ES8, may be delayed, if approved at all. We cannot assure that any new products or any product enhancements that we develop will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements. Regulatory agencies subject a product, its manufacturer and the manufacturer's facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:

warning letters, fines, injunctions, consent decrees and civil penalties;
customer notifications, repair, replacement, refunds, recall or seizure of our products;
operating restrictions, partial suspension or total shutdown of production;
delay in processing marketing applications for new products or modifications to existing products;
withdrawing approvals that have already been granted; and
criminal prosecution.

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

*If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.

From time to time, we may estimate and publicly announce the timing anticipated for the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include an Investigational Device Exemption application to commence our enrollment of patients in our clinical trials, the release of data from our clinical trials, receipt of clearances or approvals from regulatory authorities, other clinical and regulatory events or the launch of new products. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

Additionally, our manufacturing processes and, in some cases, those of our suppliers are required to comply with the FDA's Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our devices and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

We may also be required to recall our products due to manufacturing supply defects. If we issue additional recalls of our products in the future, our revenue and business could be further harmed.

*If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products, our business may be harmed.

We have limited experience as a company in the sales, marketing and distribution of our products. Century Medical is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

We cannot assure you that CMS will provide coverage and reimbursement for our products. If a medical device does not receive incremental reimbursement from CMS, then a medical institution would have to absorb the cost of our products as part of the cost of the procedure in which the products are used. Acute care hospitals are now generally reimbursed by CMS for inpatient operating costs under a Medicare hospital inpatient prospective payment system. Under the Medicare hospital inpatient prospective payment system, acute care hospitals receive a fixed payment amount for each covered hospitalized patient based upon the DRG to which the inpatient stay is assigned, regardless of the actual cost of the services provided. At this time, we do not know the extent to which medical institutions would consider insurers' payment levels adequate to cover the cost of our products. Failure by hospitals and physicians to receive an amount that they consider to be adequate reimbursement for procedures in which our products are used could deter them from purchasing our products and limit our revenue growth. In addition, pre-determined DRG payments may decline over time, which could deter medical institutions from purchasing our products. If medical institutions are unable to justify the costs of our products, they may refuse to purchase them, which would significantly harm our business.

*We have limited data regarding the safety and efficacy of the PAS-Port and C-Port systems, and have only recently commenced U.S. commercialization of our C-Port and PAS-Port systems. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our devices are adopted.

The C-Port and PAS-Port systems are innovative products, and our success depends upon their acceptance by the medical community as safe and effective. An important factor upon which the efficacy of the C-Port and PAS-Port systems will be measured is long-term data regarding the duration of patency, or openness, of the artery or the graft vessel. Equally important will be physicians' perceptions of the safety of our products. Our technology is relatively new in cardiac bypass surgery, and the results of short-term clinical experience of the C-Port and PAS-Port systems do not necessarily predict long-term clinical benefit. We believe that physicians will compare long-term patency for the C-Port and PAS-Port devices against alternative procedures, such as hand-sewn anastomoses. If the long-term rates of patency do not meet physicians' expectations, or if physicians find our devices unsafe, the C-Port and PAS-Port systems may not become widely adopted and physicians may recommend alternative treatments for their patients. In addition, we have recently commenced U.S. commercialization of our C-Port and PAS-Port systems. Any adverse experiences of physicians using the C-Port and PAS-Port systems, or adverse outcomes to patients, may deter physicians from using our products and negatively impact product adoption.

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

Even if the data collected from future clinical studies or clinical experience indicates positive results, each physician's actual experience with our devices outside the clinical study setting may vary. Clinical studies conducted with the C-Port and PAS-Port systems have involved procedures performed by physicians who are technically proficient, high-volume users of the

C-Port and PAS-Port systems. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing physicians, which could negatively impact rates of adoption of the C-Port and PAS-Port systems.

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
patients do not enroll in clinical trials at the rate we expect;
patients are not followed-up at the rate we expect;
clinical trial sites decide not to participate or cease participation in a clinical trial;
patients experience adverse side effects or events related to our products;

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
changes in governmental regulations or administrative actions;
the interim results of the clinical trial are inconclusive or negative;
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

We derive a substantial portion of our revenue from sales to Century Medical, our distributor in Japan. The loss of Century Medical as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the nine month periods ended March 31, 2010 and 2009, sales to Century Medical accounted for approximately 19% and 17%, respectively, of our total product sales. For fiscal years 2009 and 2008 sales to Century Medical accounted for approximately 15% and 20%, respectively, of our total product sales. In connection with the recent amendment of our note to Century Medical, we entered into the Distribution Agreement Amendment with Century Medical, under which we agreed that, during the time during which any amounts are outstanding under the Note Agreement, we will not increase the price to Century Medical of our PAS-Port system being distributed by Century Medical. We expect that Century Medical will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century Medical as a customer, our revenue and net loss would be adversely affected. In addition, other customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

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

We believe that the primary competitive factors in the market for medical devices used in the treatment of coronary artery disease include:

improved patient outcomes;
access to and acceptance by leading physicians;
product quality and reliability;
ease of use;
device cost-effectiveness;
training and support;
novelty;
physician relationships; and
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

product size;
ease of use;
product quality and reliability;
multi-fire capability;
device cost-effectiveness;
degree of articulation;
physician relationships; and
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

maintaining product yields;
maintaining quality control and assurance;
providing component and service availability;
maintaining adequate control policies and procedures; and
hiring and retaining qualified personnel.

Difficulties encountered in increasing our manufacturing could have a material adverse effect on our business, financial condition and results of operations.

The manufacture of our products is a complex and costly operation involving a number of separate processes and components. Shipment delays may impact physicians' and hospitals' perception of our products and have a material adverse impact on our results of operations.

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

If we fail to retain key personnel, including our executive management team, we may be unable to successfully develop or commercialize our products.

Our business and future operating results depend significantly on the continued contributions of our key technical personnel and senior management, including those of our co-founder, CEO and President, Bernard Hausen, M.D., Ph.D. These services and individuals would be difficult or impossible to replace and none of these individuals is subject to a post-employment non-competition agreement. While we are subject to certain severance obligations to Dr. Hausen, either he or we may terminate his employment at any time and for any lawful reason or for no reason. Additionally, although we have key-person life insurance in the amount of $3.0 million on the life of Dr. Hausen, we cannot assure you that this amount would fully compensate us for the loss of Dr. Hausen's services. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

As of March 31, 2010, we had 36 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our recent reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

We rely upon patents, trade secret laws and confidentiality agreements to protect our technology and products. Our pending patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain in the future might be invalidated or circumvented by third parties. If any challenges are successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of many foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. To the extent that our intellectual property protection is inadequate, we are exposed to a greater risk of direct competition. In addition, competitors could purchase any of our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. If our intellectual property is not adequately protected against competitors' products and methods, our competitive position could be adversely affected, as could our business.

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants and advisors to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us be kept confidential and not disclosed to third parties except in specific circumstances and that all inventions arising out of the individual's relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and PAS-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management's attention from managing our business. As of January 31, 2010, we were not aware of any existing product liability claims.

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

export restrictions and controls relating to technology;
the availability and level of reimbursement within prevailing foreign healthcare payment systems;
pricing pressure that we may experience internationally;
required compliance with existing and changing foreign regulatory requirements and laws;
laws and business practices favoring local companies;
longer payment cycles;
difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;
political and economic instability;
potentially adverse tax consequences, tariffs and other trade barriers;
international terrorism and anti-American sentiment;
difficulties and costs of staffing and managing foreign operations; and
difficulties in enforcing intellectual property rights.

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

On May 22, 2009, we announced that we received a letter, dated May 19, 2009, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we did not comply with the $10.0 million minimum stockholders' equity requirement for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(b)(1)(A). NASDAQ's determination was based on a review of our Quarterly Report on Form 10-Q for the period ended March 31, 2009. As provided in the NASDAQ rules, we timely submitted to the NASDAQ Staff a plan to continue listing on The NASDAQ Global Market. NASDAQ granted us an extension until September 1, 2009 to regain compliance with the listing standards.

On September 2, 2009, we received a second letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us of its determination that we had failed to meet the terms of the extension because we failed to publicly disclose a compliant stockholders' equity balance by September 1, 2009. Pursuant to the NASDAQ rules we appealed the decision to a NASDAQ Listing Qualifications Panel and requested a hearing. The hearing was scheduled for October 15, 2009.

Based on the completion on September 30, 2009 of our private placement of 8,142,082 shares of common stock and 4,071,046 warrants to purchase our common stock for gross proceeds of $10.2 million, the hearing originally scheduled for October 15, 2009 was not necessary as we satisfied the continued listing criteria of The NASDAQ Global Market. Even though we were able to regain compliance with the listing requirements of The NASDAQ Global Market, there is no assurance that in the future we will continue to satisfy such listing requirements, with the result that our common stock may be delisted from that market.

If our stock is delisted from The NASDAQ Global Market, we may still meet the listing requirements for the NASDAQ Capital Market, including the requirement to have a minimum of $1.0 million in stockholders' equity. If we are unable to list on The NASDAQ Capital Market, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock would materially and adversely affect the market price and market liquidity of our common stock and our ability to raise necessary capital.

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

market acceptance and adoption of our products;
regulatory clearance or approvals of our products;
volume and timing of orders for our products;
changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earning estimates;
quarterly variations in our or our competitors' results of operations;
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

*The ownership of our common stock is highly concentrated, and your interests may conflict with the interests of our existing stockholders.

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 36% of our outstanding common stock as of March 31, 2010. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Our future operating results may be below securities analysts' or investors' expectations, which could cause our stock price to decline.

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

FDA or other regulatory clearance or approval of our Cardica Microcutter ES8 or other products or product enhancements;
demand for our products;
the performance of third-party contract manufacturers and component suppliers;
our ability to develop sales and marketing capabilities;
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

limit who may call a special meeting of stockholders;
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

We may become involved in securities class action litigation that could divert management's attention and harm our business.

The stock market in general, the Nasdaq Global Market and the market for medical device companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management's attention and resources, which could materially harm our financial condition and results of operations.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. Ö
3.2	Amended and Restated Bylaws of Cardica, Inc. (1)
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. Ö
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. Ö
4.3	Form of Warrant dated June 2007. (2)
4.4	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)
4.5	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. Ö
4.6	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)
4.7	Form of Warrant dated September 30, 2009. (4)
4.8	Registration Rights Agreement, dated September 25, 2009, by and among Cardica, Inc. and the investors set forth therein. (4)
10.8.1	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. (5)†
10.10.2	Amendment No. 3 to Subordinated Convertible Note Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Ö	Filed as exhibits to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.
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

(1)	Filed pursuant to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: May 17, 2010	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: May 17, 2010	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. Ö
3.2	Amended and Restated Bylaws of Cardica, Inc. (1)
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. Ö
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. Ö
4.3	Form of Warrant dated June 2007. (2)
4.4	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the investors set forth therein. (2)
4.5	Amended and Restated Investor Rights Agreement, dated August 19, 2003, by and among Cardica, Inc., and certain stockholders. Ö
4.6	Amendment of Registration Rights Agreement, dated October 15, 2007. (3)
4.7	Form of Warrant dated September 30, 2009. (4)
4.8	Registration Rights Agreement, dated September 25, 2009, by and among Cardica, Inc. and the investors set forth therein. (4)
10.8.1	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. (5)†
10.10.2	Amendment No. 3 to Subordinated Convertible Note Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Ö	Filed as exhibits to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.
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

(1)	Filed pursuant to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2010.