Form 10-K
period 2010-06-30
CARDICA INC
filed 2010-09-24
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-51772
CARDICA, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3287832
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
900 Saginaw Drive
Redwood City, California 94063
(650) 364-9975
(Address, including zip code, and telephone number, including area code, of principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009 was approximately $14,865,255 (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market, on December 31, 2009).
The number of shares of common stock outstanding as of September 9, 2010 was 25,263,499.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended June 30, 2010 are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

Cardica, inc.
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2010

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Item 1. Business
Overview
Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. We have re-focused our business on the development of an endoscopic microcutter product line intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. Unless and until a microcutter product is developed and cleared for marketing in the United States or elsewhere, or we enter into an arrangement with a development and commercialization partner that provides us with development revenue, we will have ongoing costs related to development of this potential product line without related revenue.
Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target artery. As of June 30, 2010, more than 10,600 C-Port systems had been sold in the United States and Europe. Our PAS-Port® Proximal Anastomosis System, or PAS-Port system, is sold in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection between a graft vessel, typically a saphenous vein, and the aorta or other source of blood. As of June 30, 2010, more than 19,500 PAS-Port systems had been sold in the United States, Europe and Japan. In addition to our commercialized cardiac surgery products, we are developing the Cardica Microcutter ES8, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. We are using the technical and intellectual property foundation for the Cardica Microcutter ES8 as the technology platform for our planned future development of a broad range of surgical stapling devices in a variety of configurations and formats. We recently entered into a license agreement with Intuitive Surgical Operations, Inc., or Intuitive Surgical, a subsidiary of Intuitive Surgical, Inc., providing Intuitive Surgical with a worldwide, exclusive license to our intellectual property, which relates to tissue cutting, stapling and clip appliers, for use in the robotics field.
We use independent distributors and manufacturers’ representatives to support a small core direct sales team for our C-Port and PAS-Port systems in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line. We have shifted our development efforts to focus on the Cardica Microcutter ES8 and other potential products in this anticipated product line.

Our Strategy
Our goals are to develop and market endoscopic microcutter products intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons and to become the leading provider of automated anastomotic systems for coronary artery bypass grafting, or CABG, procedures and closure devices for other surgical procedures. Other existing technologies either do not enable or are less compatible with less invasive and minimally invasive surgery. Because less invasive surgery has many advantages relative to patient outcomes, our strategy involves developing and, ultimately, marketing and selling devices that enable or facilitate less invasive and minimally invasive procedures, which in turn may help enlarge the market for these types of surgeries.
The principal elements of our strategy to achieve our vision and goals include:
•	Developing our endoscopic microcutter. We have begun development of the Cardica Microcutter ES8, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. Our microcutter technology is designed to allow the connecting, stapling and cutting of tissue similar to currently marketed competitive endolinear stapling products. The innovative features we plan to incorporate into this new product line are an ability to deploy multiple successive rows of staples without replacing cartridges, a significant reduction in tool shaft diameter and the ability to increase the amount of articulation of the end-effector. Our planned introduction of the microcutter would enable more minimally invasive procedures in general, bariatric, thoracic, gynecologic and urologic surgeries, such as single port surgery.
•	Leveraging the Cardica Microcutter ES8 technology to develop a broad range of surgical stapling devices. We believe that our technology for the Cardica Microcutter ES8, which comprises extensive technological innovations, can be adapted for a variety of surgical stapling devices. The product applications of our technology that we plan to develop include stapling devices that have incremental benefits, such as smaller size, a flexible instrument shaft, greater degrees of articulation and potentially larger staples.
•	Obtaining regulatory clearance and commencing marketing of the Cardica Microcutter ES8. We anticipate that we will complete product development for the Cardica Microcutter ES8 in early calendar year 2011 and apply for regulatory clearance through the 510(k) process with the FDA based on the results of our animal trials.
•	Driving market adoption of the C-Port and PAS-Port systems. We intend to drive commercial adoption of our C-Port systems, our PAS-Port system and any future anastomosis products by marketing them as integrated anastomotic tools for use in both on- and off-pump CABG procedures.
•	Establishing a strong proprietary position. As of June 30, 2010, we had 82 issued U.S. patents, 68 additional patent applications in the United States, six issued foreign patents and another 11 patent applications filed in selected international markets. We plan to continue to invest in building our intellectual property portfolio.
Cardiac Industry Background
Coronary Artery Disease
According to the American Heart Association, approximately 17.6 million people in the United States have coronary artery disease, and approximately 425,400 people in the United States die each year as a result of the disease. Coronary artery disease, sometimes referred to as atherosclerosis, is a degenerative disease resulting from the deposit of cholesterol and other fatty materials on the interior walls of blood vessels, forming a build-up known as plaque. The accumulation of plaque, usually over decades, causes the vessel to become inelastic and progressively narrows the interior of the artery, impairing its ability to supply blood and oxygen to the heart muscle. When there is insufficient blood flow to the heart muscle, an injury may occur, often resulting in chest pain, or angina, a heart attack or even death. Coronary artery disease is caused by aging and is exacerbated by dietary and environmental factors, as well as by genetic predisposition. As a patient ages, the disease will typically advance and become more diffuse, compromising the coronary artery system more globally and occluding more small-diameter vessels.

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
Medical Treatment with Pharmaceuticals
Before the advent of interventional cardiology or bypass surgery, medical treatment with pharmaceuticals was the only form of therapy available to patients with coronary artery disease. In patients with less severe disease, pharmaceuticals remain the primary treatment approach and include drugs such as platelet adhesion inhibitors or drugs that reduce the blood cholesterol or triglyceride levels. The objective for medical treatment with pharmaceutical agents is to reduce the incidence, progression or exacerbation of coronary artery disease and its associated symptoms. For more serious disease, however, pharmacological therapy alone is often inadequate.
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
Stents. High rates of restenosis following treatment by balloon angioplasty led to the introduction of stents, mesh-like metallic tubes that are placed within the narrowed portion of the coronary vessel to hold the vessel open after the angioplasty balloon has been removed. Although clinical outcomes for procedures using stents reflect an improvement over balloon angioplasty alone, the effectiveness of stents is still limited by restenosis, which for bare metal stents occurs in about 10% to 35% of cases within six months of the procedure.
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
According to an independent analysis by Medtech Insight, a division of Windhover Information, entitled “U.S. Surgical Procedure Volumes,” dated February 2007, an estimated 257,000 CABG procedures were performed in 2007 in the United States, as compared to approximately 260,000 procedures in 2006. We believe that the decrease in CABG procedures is primarily attributable to the increase in other interventional cardiology procedures, including the increased use of drug-eluting stents. The average CABG surgery requires approximately three bypass grafts per patient, and a majority of grafts require an anastomotic connection at both ends of the graft. Assuming an average of approximately five anastomoses per CABG procedure, we estimate that approximately 1.8 million of these blood vessel connections are performed in connection with CABG procedures annually in the United States. We believe approximately two-thirds of the procedures are performed using veins as the bypass graft. A similar number of CABG procedures with similar grafting frequency are performed outside of the US.

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
Off-Pump CABG Procedures. In 1995, a new method of performing CABG procedures was introduced that avoids the use of external pumps, requiring the surgeon to perform the anastomosis while the heart is beating. The clinical literature suggests that this procedure, termed off-pump coronary artery bypass, or OPCAB, offers several benefits as compared to on-pump CABG procedures, including reductions in bleeding, kidney dysfunction, short-term neurocognitive dysfunction and length of hospital stay. OPCAB procedures currently represent approximately 25% of all CABG procedures performed in the United States.
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

The laborious and time-consuming nature of manually applied sutures and the limitations associated with their use, together with advances occurring in coronary surgical procedures, have fueled the need for easy-to-use, fast and highly reliable automated systems to expedite and standardize the performance of anastomoses in CABG procedures. Although a number of companies have attempted to develop automated systems to perform anastomoses, to date, Cardica is the only company with FDA clearance to market distal and proximal anastomosis devices in the United States, and only one other non-automated system for use in performing a proximal anastomosis is currently commercially available in the United States.
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
The use of disposable devices closing and/or cutting in both traditional and laparoscopic surgical procedures has been broadly adopted clinically in a number of surgical specialties including colorectal, bariatric, gynecologic, urologic and thoracic surgery. The world-wide laparoscopic surgery products market is estimated at $3.6 billion, with the cutter and stapler segment representing approximately $1.3 billion. Based on a 2010 Millennium Research Group report, 55-70% of the worldwide laparoscopic stapling-cutting closure product revenue is generated in the United States market.
We estimate there are approximately 1.4 million surgical procedures per year in the United States involving bariatric and general, thoracic, gynecologic and urologic surgery, involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic procedures.
Current Devices for Surgical Stapling
Current, conventional surgical stapling technology generally involves:
•	deploying multiple U-shaped wires against a deforming surface, called an anvil, to reshape the wires into B-shaped wires and thereby connecting or sealing tissue;
•	deploying multiple rows of staples, usually two to three rows per side, with a tissue dividing cut between the rows;
•	individually placing sets of staples in reloadable cartridges, designed for single use;
•	using a deployment tool, consisting of a handle and shaft (with a minimum diameter of 12 millimeters), that is reusable within a single surgical procedure; and
•	using cartridges that can be loaded, following each deployment, into a receptacle at the end of the deployment tool.

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
Our Cardiac Solutions
We design, manufacture and market proprietary automated anastomotic systems used by surgeons to perform anastomoses during on- or off-pump CABG procedures. We believe that by enabling consistent and reliable anastomoses of the vessels at this most critical step in CABG surgery through a fast, automated process, our products can improve the quality and consistency of these anastomoses, which we believe will ultimately contribute to improved patient outcomes. We have designed our products to meet the needs of surgeons, including:
•	Physiological features. Our clips use medical grade stainless steel that is identical to that used in conventional coronary stents, which is known to be compatible with the human body (in the absence of allergies to certain components of medical grade stainless steel). Our products minimize trauma to both the graft and target vessel during loading and deployment, thereby reducing the risk of scar formation and associated narrowings or occlusions. Additionally, our PAS-Port system can be used without clamping the aorta, which has been shown to be a cause of adverse events, including neurological complications. In addition, our C-Port system creates compliant anastomoses, which potentially allow the shape and size of the anastomosis to adapt to changes in flow and blood pressure.
•	Handling features. Our anastomotic systems can create anastomoses more rapidly than hand suturing, resulting in a surgical procedure that can be performed more quickly. For example the PAS-Port system can be set-up and deployed in approximately three minutes compared with approximately ten to 25 minutes for a hand-sewn anastomosis. In addition, the system is easy to use, typically requiring only a few hours of training to become technically proficient in the technique. The C-Port system is compatible with coronary arteries as small as 1.3 millimeters in internal diameter, which is typically the lower limit of target vessels considered to be candidates for revascularization. The C-Port system can also be deployed at various angles, allowing access to all coronary targets during both on- and off-pump procedures. Both the C-Port system and the PAS-Port system are designed as integrated products, where all steps necessary to create an anastomosis are performed by a single tool, with one user interface. The need for target vessel preparation is minimal for the PAS-Port system, a feature that is especially important in patients undergoing a second or third coronary bypass procedure with the presence of significant scarring in and around the heart and aorta.
•	Standardized results. Our products enable consistent, reproducible anastomoses, largely independent of surgical technique and skill set, using a wide range in quality of graft tissues. In comparison with hand-sewn sutures, our systems offer mechanically-governed repeatability and reduced procedural complexity.
•	Reduced costs. Because our products can help to expedite the CABG procedure, we believe that they may contribute to reduced operating room time and a reduction in associated expenses, partially offset by the increased direct cost of our products compared to current alternatives, such as sutures. Additionally, our C-Port system creates anastomoses rapidly and does not require the interruption of blood flow. This may reduce some of the technical challenges inherent in performing anastomosis in off-pump procedures, which may advance adoption of the off-pump approach. By helping more surgeons perform off-pump CABG, the need for a costly pump may also be reduced or eliminated, thereby potentially reducing the total direct costs of the procedure. The C-Port Flex A allows the surgeon to perform coronary revascularization through small openings in the chest wall, thereby reducing the trauma and morbidity associated with the CABG procedure, which therefore may help reduce costs by reducing the time to patient discharge. Finally, to the extent complications such as strokes or injury to the heart muscle decrease, post-operative costs of a CABG procedure may be significantly reduced.

Microcutter Product Development
Based upon much of the technology we developed for our cardiac surgery anastomosis products, we have begun development of a new product line of multi-fire endolinear stapling devices, a product line we have termed the microcutter. We believe that our endoscopic microcutter design potentially will address many of the limitations in currently available stapling products and would provide surgeons with a smaller and more effective stapling and cutting device for more minimally invasive surgical procedures, including:
•	Staple Design and Formation. Our microcutter would utilize our innovative three dimensional, or 3D, staple design, which we engineered in connection with our vascular anastomotic products, that in vascular applications allows single rows of staples to effectively prevent blood leakage at physiological blood pressures. These 3D staples allow for a large contact surface between staple and tissue, which dramatically improves sealing while significantly reducing the likelihood of the staple cutting through tissue. These 3D staples are guided into their final shape by the anvil rather than forced to buckle, which reduces the forming forces and helps to eliminate malformed staples. The 3D design with a rectangular cross-section significantly increases staple stiffness compared to round wire, resulting in a much stronger final form that is significantly more resistant to unbending or yielding.
•	Device Size. By changing the technology used to form the staple, our microcutter is being designed to have a smaller-sized end-effector and tool shaft. Depending upon the chosen staple line length and staple height, the microcutter’s outer diameter could be as small as five millimeters. Due to its smaller size, our microcutter should enable procedures requiring minimal access, such as robot-assisted surgery and the rapidly emerging area of single incision laparoscopic surgery, or SILS.
•	“Staple-On-A-Strip” Technology. We have further advanced our 3D staple technology in connection with the microcutter by introducing an innovative design in which 3D staples are stamped from sheet metal and left connected to a metal band that is then loaded into the device. This differs from conventional technology where individual staples are typically loaded into cartridge bays. We believe that our “staple-on-a-strip” technology will enable tighter spacing between individual staples, which improves sealing performance.
•	True Multi-Fire Capability. Our “staple-on-a-strip” technology is being designed to allow the surgeon to conduct multiple deployments within a single procedure, without the need to remove the stapler from the tissue site or having to replace the staple cartridge. Conventional stapling technology requires a tedious, repetitive 13-step process after each deployment in which the stapler is first clamped and then removed from the body cavity. Our true multi-fire capability would reduce this multi-step process to one simple step: following a deployment the device is reset by activating a simple slider.
•	Low Deployment Forces. We are designing our microcutter products to deploy staples with significantly lower deployment forces. Reduced deployment forces potentially gives the user more control during deployment. Additionally, our compact staple mechanism would allow more design space to be dedicated to the anvil, which helps to ensure favorable tissue compression. These features combine to result in excellent staple formation.
•	Articulation, Rotation and Handling. End-effector articulation and rotation clearly improve tissue access and ease of use, and both are expected by surgeons in stapling devices. Our microcutter’s design incorporates an end-effector that in one product format we are planning would be angled up to 80 degrees, as compared to the 45 degrees of maximum articulation achieved with the vast majority of currently marketed linear stapling technologies. In addition, our microcutter is being designed to enable 360-degree rotation of the end-effector. Our microcutter also would be a truly single-hand operated handle for articulating staplers: 360 degree rotation and 80 degree articulation would be accomplished by rotating a single knob at the end of the handle.

Our Cardiac Products
We currently market four proprietary products to perform anastomoses, the C-Port xA system, C-Port Flex A system, C-Port X-CHANGE system and the PAS-Port system. The C-Port systems automate a distal anastomosis between the graft vessel and target artery. The C-Port xA system was developed to use veins and arteries as the bypass graft vessel and received 510(k) clearance in November 2006. A new generation of the C-Port xA system, the C-Port Flex A system, designed to further enable minimally invasive CABG surgery, received 510(k) clearance from the FDA in March 2007, and the C-Port X-CHANGE system, a reloadable cartridge-based system, received 510(k) clearance from the FDA in December 2007. Each of our C-Port systems has received the CE Mark for sales in Europe. As of June 30, 2010, we had sold an aggregate of nearly 10,600 units of all the versions of our C-Port systems. The PAS-Port system automates the performance of a proximal anastomosis between a graft vessel, typically a saphenous vein, and the aorta. The PAS-Port system received 510(k) clearance from the FDA in September 2008 following successful completion of a prospective, international, randomized study. Our PAS-Port system also has received the CE Mark. The PAS-Port system is cleared or approved for sale and marketed in the United States, Europe and Japan. As of June 30, 2010, over 19,500 PAS-Port systems had been sold, primarily in Japan and the United States. Total product sales of our C-Port and PAS-Port systems were $3.8 million, $6.8 million and $4.9 million for fiscal years ended June 30, 2010, 2009 and 2008, respectively. Total product sales represent 95%, 69% and 65% of total revenue for fiscal years ended June 30, 2010, 2009 and 2008, respectively.
C-Port® Distal Anastomosis Systems
C-Port® xA Anastomosis System
Our C-Port xA Distal Anastomosis System, which may be used in either on- or off-pump CABG procedures, is designed to perform an end-to-side distal anastomosis by attaching the end of a bypass graft to a coronary artery downstream of an occlusion or narrowing. The C-Port xA system is inserted in a small incision in the coronary artery with a bypass graft vessel attached to the device. The C-Port xA system is actuated by depressing a trigger which activates a manifold powered by a cylinder of compressed carbon dioxide to provide smooth actuation. Miniature stainless steel staples are deployed to securely attach the bypass graft to the coronary artery and at the same time a miniature knife completes an opening inside the coronary artery to complete the bypass. After deployment, the C-Port system is removed from the coronary artery and the entry incision is closed typically with a single stitch. Our C-Port xA system is effective in creating compliant anastomoses in vessels as small as 1.3 millimeters in internal diameter. In addition, the C-Port xA system has been designed to:
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
An important advantage of our PAS-Port system is that, in contrast to conventional hand-sewn proximal anastomoses, the vascular connections created can be performed without clamping the aorta, potentially avoiding associated risks, such as neurological complications. Surgeons use our PAS-Port system in conventional CABG procedures and in OPCAB. Similar to hand-sewn anastomosis, anastomoses completed using our PAS-Port system occasionally requires additional stitches intra-operatively to obtain hemostasis (absence of bleeding in the anastomosis site). These additional stitches may be required intra-operatively in an individual anastomosis depending on the quality of the target and graft vessels, adequacy of target site preparation and quality of the loading of the graft to the deployment cartridge.
Product Development Programs
Microcutter
We intend to launch a full range of surgical stapling devices that cover the needs of general, bariatric, thoracic, urologic and gynecologic surgeons. The first of these products would be the Cardica Microcutter ES8, which is currently under development. We are currently conducting acute and chronic animal trials to validate the performance of the staple line of the Cardica Microcutter ES8. The ability of the staple line to achieve hemostasis and to achieve acceptable sealing are two of the key measures in the animal trials. We anticipate that we will complete product development for the Cardica Microcutter ES8 in early calendar year 2011 and apply for regulatory clearance through the 510(k) process with the FDA based on the results of our animal trials. See “-Government Regulation-510(k) Clearance Pathway” below. Assuming that we receive clearance from the FDA under the 510(k) process, we plan to initially launch the Cardica Microcutter ES8 in the United States to a limited number of targeted clinical sites. We plan to learn from these sites the time and training required to achieve routine clinical adoption of the Cardica Microcutter ES8. We would base a broader launch of the Cardica Microcutter ES8 on our experience from this initial product introduction.
In addition, we plan to secure a CE Mark and gain our “first in man” clinical experience for the Cardica Microcutter ES8 in Europe. See “Government Regulation-International Regulation” below.
We anticipate that our microcutter product line would ultimately include products that provide staple line lengths from 30 to 60 millimeters, come in shaft diameters ranging from five to twelve millimeters, accommodate staple heights from 2 to 5.3 millimeters and articulate up to 80 degrees. Depending on the specific product application, we anticipate that some of these products will have true multi-fire capability, while others will be cartridge-based. In all instances the true-multi-fire or cartridge design would be combined with our unique staple design, including the “staple-on-a-strip” technology. In the true multi-fire design, we anticipate that each device will provide a number of deployments that is a function of shaft length and desired staple line length, ranging from six to 12 deployments in one device. In addition, we plan to expand the microcutter product line by introducing products with flexible shafts to facilitate minimally invasive procedures.

Cardica Hybrid Technology
Because our microcutter would be significantly smaller than other endostaplers and would incorporate our true multi-fire technology, we anticipate that it would allow different product platforms to be combined into one product. One of these potential combined products would be a hybrid of the Cardica Microcutter ES8 and would combine both bi-polar, or thermal, tissue sealing technology and true multi-fire endostapling. With this potential product, the surgeon would be able to switch between tissue sealing and stapling, depending on the structures encountered during tissue dissection, enabling the surgeon to quickly advance through tissue without the need to switch products. We may also explore other potential forms of hybrid technology that would include the use of different staple sizes within one product, which would allow the surgeon to have procedure-specific products that deliver varying staple sizes, as required within a procedure, in one product. Finally, based upon our C-Port Flex A system technology, we plan to develop a flexible microcutter. We believe that, due to its anticipated small shaft diameter (as small as five millimeters) and its flexibility, this potential product would offer surgeons new capability to perform single incision laparoscopic surgery and intraluminal resections.
License Agreement and Collaborations
Our product research and development efforts are focused on building innovative devices that enhance our current products or leverage our core competency in mechanical micro-clip formation for applications in the robotics field and endoscopic CABG and other medical fields. To date, we have entered into a license agreement with Intuitive Surgical and two agreements, neither of which remains active, with Cook Incorporated, or Cook, to apply our proprietary technology to solve other medical needs.
Agreement with Intuitive Surgical
On August 16, 2010, we entered into a License Agreement with Intuitive Surgical pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, excluding vascular anastomosis applications, or the License Agreement. In consideration for this license, we received an upfront license fee of $9 million. We will also be eligible to receive a milestone payment if sales of any products incorporating our patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement and will also be eligible to receive single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by our patent rights as well as on sales of certain other products covered by our patent rights that may be developed in the future. Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy. Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and except in the case of termination for our uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well.
Regulatory Status
Other than our PAS-Port system and C-Port systems, all of our products are in a pre-clinical development stage.
Cardiac Product Sales and Marketing
United States
Our initial products focus on the needs of cardiovascular surgeons worldwide. We have changed our sales approach in the United States. Rather than building a direct sales force, we are building a network of independent medical device manufacturers’ representatives and distributors to sell our products domestically. We are targeting manufacturers’ representatives and distributors who carry other cardiac surgery products, are clinically knowledgeable and are capable of training cardiac surgeons on the use of our products and proctoring initial cases in the operating room. We manage this network of manufacturers’ representatives and distributors with a direct sales force of two sales representatives across the United States. We anticipate that these manufacturers’ representatives and distributors will target, as our direct sales force has, selected influential surgeons in high volume cardiac surgery centers in the United States to sell our C-Port and PAS-Port systems.

International
We currently distribute our PAS-Port system in Japan through our exclusive distributor, Century Medical, Inc., or Century. For the fiscal years ended June 30, 2010, 2009 and 2008, sales to Century comprised approximately 22%, 10% and 13%, respectively, of our total revenue and approximately 23%, 15% and 20%, respectively, of our product sales. As of June 30, 2010, Century had trained over 300 Japanese cardiac surgeons in over 200 hospitals. Century has a direct sales organization of approximately 16 representatives who are responsible for the development of the anastomotic device market and directly contact cardiac surgeons. Century provides clinical training and support for end-users in Japan. We provide Century with promotional support, ongoing clinical training, representation at trade shows and guidance in Century’s sales and marketing efforts. Our agreement with Century expires in July 2014, but automatically renews for an additional five-year term if Century meets certain sales milestones. Either party may terminate this agreement if the other party defaults in performance of material obligations and such default is not cured within a specified period or if the other party becomes insolvent or subject to bankruptcy proceedings. In addition, we may terminate the agreement within 90 days following a change of control by payment of a specified termination fee. For the specifics of our revenue by geographic location please see Note 1, Concentrations of Credit Risk and Certain Other Risks, located in Notes to Financial Statements.
Total product sales of our C-Port and PAS-Port systems were $3.8 million, $6.8 million and $4.9 million, for fiscal years ended June 30, 2010, 2009 and 2008, respectively. Total product sales represent 95%, 69% and 65% of total revenues for fiscal years ended June 30, 2010, 2009 and 2008, respectively.
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
The landscape of active competitors in the market for anastomotic solutions is currently limited. Several companies market systems designed to facilitate or stabilize proximal anastomoses, such as Maquet Cardiovascular’s Heartstring Aortic Occluder and Novare Surgical Systems’ Enclose anastomotic assist device. St. Jude Medical previously had a commercially available proximal anastomotic system that was marketed both in the United States and Europe; however, St. Jude Medical voluntarily withdrew this product from the market in 2004. Johnson & Johnson obtained FDA clearance for a proximal system that was developed by Bypass Inc. but has divested the division that was originally responsible for selling this product, and this proximal anastomosis product is now not available for cardiac surgeons in the United States or abroad.
Our C-Port systems are the only automated anastomosis devices for distal anastomosis cleared for marketing in the United States. The only currently marketed facilitating device for distal anastomosis is the U-Clip, which substitutes clips for sutures, but still requires manual application of typically 12 to 14 individually placed clips per anastomosis by the surgeon.
Currently, the vast majority of anastomoses are performed with sutures and, for the foreseeable future, sutures will continue to be the principal competitor for alternative anastomotic solutions. The direct cost of sutures used for anastomoses in CABG procedures is far less expensive than the direct cost of automated anastomotic systems, and surgeons, who have been using sutures for their entire careers, have been reluctant to consider alternative technologies, despite potential advantages.
In addition, cardiovascular diseases may also be treated by other methods that do not require anastomoses, including interventional techniques such as balloon angioplasty and use of drug-eluting stents, pharmaceuticals, atherectomy catheters and lasers. Further, technological advances with other therapies for cardiovascular disease such as drugs, local gene therapy or future innovations in cardiac surgery techniques could make other methods of treating this disease safer, more effective or less expensive than CABG procedures.
Microcutter
The Cardica Microcutter ES8, if it receives FDA clearance and is successfully launched, would compete in the market for stapling and cutting devices within laparoscopic stapling and sealing devices currently marketed in the United States. We believe the principal competitive factors in the market for laparascopic staplers include:
•	reduced product size;
•	ease of use;
•	product quality and reliability;
•	multi-fire capability;
•	device cost-effectiveness;
•	degree of articulation;
•	physician relationships; and
•	sales and marketing capabilities.
Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which recently acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult.

Manufacturing
Our manufacturing operations, sterile products manufacturing, assembly, packaging, storage and shipping, as well as our research and development laboratories and administrative activities all take place at our headquarters facility. We believe that our current facilities will be sufficient to meet our manufacturing needs for at least the next two years.
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
Third-Party Reimbursement
Sales of medical products are increasingly dependent in part on the availability of reimbursement from third-party payors such as government and private insurance plans. Currently, payors provide coverage and reimbursement for CABG procedures only when they are medically necessary. Our cardiac surgery technology will be used concomitantly in CABG procedures. Cardica cardiac surgery technologies bring added direct costs to medical providers and may not be reimbursed separately by third-party payors at rates sufficient to allow us to sell our products on a competitive and profitable basis.
We believe the majority of bypass graft patients in the United States will be Medicare beneficiaries. Further, private payors often consider Medicare’s coverage and payment decisions when developing their own policies. The Centers for Medicare & Medicaid Services, or CMS, is the agency within the Department of Health and Human Services that administers Medicare and will be responsible for reimbursement decisions for the Cardica cardiac surgery devices when used to treat Medicare beneficiaries during CABG surgery.
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

CMS has made no decisions with respect to DRG assignment when patients undergo CABG procedures in which our cardiac surgery products would be used, and there can be no assurance that the DRG to which such patients will be assigned will result in Medicare payment levels that are considered by hospitals to be adequate to support purchase of our products.
Under current CMS reimbursement policies, CMS offers a process to obtain add-on payment for a new medical technology when the existing DRG prospective payment rate is inadequate. To obtain add-on payment, a technology must be considered “new,” demonstrate substantial improvement in care and exceed certain payment thresholds. Add-on payments are made for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our cardiac surgery technology to the FDA in addition to CMS requirements before add-on payments can be made. Further, Medicare coverage is based on our ability to demonstrate the treatment is “reasonable and necessary” for Medicare beneficiaries. The process involved in applying for additional reimbursement for new medical technologies from CMS is lengthy and expensive. In November 2006, CMS denied our request for an add-on payment. According to CMS, we met the “new” criteria and exceeded the payment threshold but did not in their view demonstrate substantial improvement in care. Our cardiac surgery products may not be awarded additional or separate reimbursement in the foreseeable future, if at all. Moreover, many private payors look to CMS in setting their reimbursement policies and payment amounts. If CMS or other agencies limit coverage and decrease or limit reimbursement payments for hospitals and physicians, this may affect coverage and reimbursement determinations by many private payors.
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
Research and Development
As of June 30, 2010, we had 12 employees in our research and development department. Future research and development efforts will involve development of the microcutter in a variety of formats that accommodate different staple sizes and staple line lengths and different tool form factors, such as flexible versus rigid shafts, and combining stapling with sealing devices. We are also continuing development of the C-Port X-CHANGE II system, a cartridge based device with enhanced ease of use features and lower cost of goods than existing C-Port systems. We are also exploring the development of other products that can be derived from our core technology platform and intellectual property. Research and development expenses for fiscal years ended June 30, 2010, 2009, and 2008 were $5.4 million, $8.2 million and $8.6 million respectively. We expect research and development expenses to be higher in absolute dollar terms in fiscal year 2011 based on multiple microcutter development activities.
Patents and Intellectual Property
We believe our competitive position will depend significantly upon our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of June 30, 2010, we had 82 issued U.S. patents, 68 additional U.S. patent applications, six issued foreign patents and another 11 patent applications filed in select international markets. Our issued patents expire between 2018 and 2028.

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
The medical device industry, in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial litigation regarding patents and other intellectual property rights. Any such claims, regardless of their merit, could be time-consuming and expensive to respond to and could divert our technical and management personnel. We may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to us, or to protect our trade secrets. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign our products, devices or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations. We intend to vigorously protect and defend our intellectual property. Costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others. See “Risk Factors.”
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
FDA regulations govern nearly all of the activities that we perform, or that are performed on our behalf, to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses. The activities that the FDA regulates include the following:
•	product design, development and manufacture;
•	product safety, testing, labeling and storage;
•	pre-clinical testing in animals and in the laboratory;

•	clinical investigations in humans;
•	marketing applications, such as 510(k) notifications and Premarket Approval, or PMA, applications;
•	record keeping and document retention procedures;
•	advertising and promotion;
•	product marketing, distribution and recalls; and
•	post-marketing surveillance and medical device reporting, including reporting of deaths, serious injuries, device malfunctions or other adverse events.
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
510(k) Clearance Pathway. To obtain 510(k) clearance, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device. The FDA’s 510(k) clearance process generally takes from three to 12 months from the date the application is submitted, but can take significantly longer. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the device until 510(k) clearance or PMA is obtained. If the FDA requires us to seek 510(k) clearance or PMAs for any modifications, we may be required to cease marketing and/or recall the modified device, if already in distribution, until 510(k) clearance or PMA is obtained and we could be subject to significant regulatory fines or penalties. The FDA has undertaken a systematic review of the 510(k) clearance process and is currently soliciting public comments on a preliminary report that outlines ten major recommendations that could adversely impact the timing and data burden required to obtain 510(k) clearance. The recommendations include but are not limited to restrictions on the use of certain devices for use as predicate devices in determining substantial equivalence, creation of a new administrative device classification within the Class II regulatory framework that will provide clarity on the need for clinical data for moderate risk devices that are not subject to the PMA regulations, inclusion of manufacturing process information not previously required in 510(k) premarket notifications, inclusion of more complete safety and efficacy information and pre-clearance facility inspections. Furthermore, our products could be subject to voluntary recall if we or the FDA determines, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

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

We intend to seek 510(k) clearance for the Cardica Microcutter ES8. The statutory review time for a traditional 510(k) is ninety (90) days, assuming that no major deficiencies are identified. Once 510(k) clearance is obtained for an initial Cardica microcutter device, that Cardica microcutter could then serve as the predicate device for subsequent iterations and product line extensions. Given the long history of safe and effective use of surgical staples, 510(k) clearances for linear stapling devices have relied heavily on bench and animal data to confirm the design and performance characteristics. There is precedent for the FDA’s acceptance of bench and animal data to support 510(k) clearance for significant technological innovations, including material changes, design changes, changes in principles of operations and changes to the indications for use. However, the FDA may at any time mandate that human clinical data are required to support a substantial equivalence determination for any of our proposed products, thereby delaying clearance until such time as any required clinical data has been collected and subsequently reviewed by the FDA.
Any products that we develop that require regulatory clearance or approval, including the Cardica Microcutter ES8, may not be cleared or approved on the timing that we anticipate, if at all. We cannot assure that any new products or any product enhancements that we develop will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements.
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

The primary regulatory body in Europe is the European Union, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture and labeling of and clinical trials and adverse event reporting for medical devices. In March 2010, amendments to the European Union Medical Devices Directive came into force that could potentially impact the ability to obtain and maintain CE marking for medical devices put on the market in the participating EU and EFTA countries. Elements of the amendments include the provision of evidence of clinical efficacy regardless of device classification (this can include supporting information from the literature, prospective clinical data or a combination of both), consideration of the applicability of the machinery and personal protective equipment directives, active postmarket surveillance up to and including prospective, postmarket registries, and increased scrutiny of third party subcontractors. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror these directives. The method for assessing conformity varies depending upon the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, which is an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required for a manufacturer to commercially distribute the product throughout these countries. International Standards Organization, or ISO, 9001 and ISO 13845 certifications are voluntary standards. Compliance establishes the presumption of conformity with the essential requirements for the CE Mark. We have the authorization to affix the CE Mark to the PAS-Port and C-Port devices and to commercialize the devices in the European Union for coronary artery bypass grafting. In addition, we plan to secure a CE Mark and gain our “first in man” clinical experience for the Cardica Microcutter ES8 in Europe.
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
In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law, or PAL. PAL was substantially revised in July 2002, and the new provisions were implemented in stages through April 2005. Revised provisions of the approval and licensing system of medical devices in Japan, which constitutes the core of import regulations, came into effect on April 1, 2005. The revised law changes class categorizations of medical devices in relation to risk, introduces a third-party certification system, strengthens safety countermeasures for biologically derived products, and reinforces safety countermeasures at the time of resale or rental. The revised law also abolishes the ICC system and replaces it with the “primary distributor” system. Under the PAL in effect prior to April 1, 2005, manufacturers of medical devices outside of Japan were required to utilize a Marketing Authorization Holder (MAH) to obtain on their behalf approval of each product by the MHLW prior to the sale or distribution of their products in Japan. Under the revised PAL, manufacturers outside of Japan must now appoint a “primary distributor” located in Japan that holds a primary distributor license for medical devices to provide primary distribution services, including conducting quality assurance and safety control tasks for each product at the time an application for the approval of each such product is submitted to the MHLW. Century Medical serves as the “primary distributor” for Cardica. As an interim measure, an ICC licensed under the PAL in effect prior to April 1, 2005 will be deemed to be the primary distributor under the revised PAL if that ICC had a license to import and distribute the relevant medical devices that was applied for and obtained under the old PAL. We are unable at this time to determine the impact of such changes on our approved products or future products. We do not anticipate that these changes will have a material impact on our existing level of third-party reimbursement for sales of our products in Japan.

Employees
As of June 30, 2010, we had 34 employees, including 8 employees in manufacturing, 3 employees in sales and marketing, 4 employees in clinical, regulatory and quality assurance, 7 employees in general and administrative and 12 employees in research and development. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.
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

Executive Officers of the Registrant
The following table sets forth certain information concerning our executive officers as of August 31, 2010:

Name	Age	Position
Bernard A. Hausen, M.D., Ph.D.	50	President, Chief Executive Officer, Chief Medical Officer and Director
Robert Y. Newell	62	Vice President, Finance and Chief Financial Officer
Frederick M. Bauer	57	Vice President, Operations
Bryan D. Knodel, Ph.D.	50	Vice President, Research and Development
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
Frederick M. Bauer joined Cardica as our Vice President of Operations in July 2008. From August 2005 to June 2008, he was President and Owner of 3RLatex, LLC, a containment, transportation and recycling company for the construction industry and from November 2002 to November 2005, he was general manager of Amazon Environmental, a latex paint recycling company. From October 1996 to November 2001, he was Vice President Operations for the Cardiac Surgery division and Vice President Operations for the Perfusion Systems division of Medtronic, Inc., a medical device company. He also held a number of operations and engineering executive positions with Baxter Healthcare International, a healthcare company, from 1981 to 1996. He currently serves as a member of the board of the Orange County ARC, a non-profit servicing 700 developmentally disabled adults. Mr. Bauer holds a B.S. degree in Civil Engineering from the University of Detroit Mercy.
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
Our ability to become and remain profitable depends upon our ability to generate higher product sales. Our ability to generate significantly higher revenue depends upon a number of factors, including:
•	achievement of broad acceptance for our current products or future products that we may commercialize;
•	achievement of U.S. regulatory clearance or approval for additional products; and
•	successful sales, manufacturing, marketing and distribution of our products.
Sales of our products and development activities generated only $4.0 million, $9.9 million and $7.6 million of revenue for fiscal years ended June 30, 2010, 2009 and 2008, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development projects.
We need substantial additional funding and may be unable to raise capital, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts and could cause us to cease operations.
Our development efforts have consumed substantial capital to date. Including the cash received in August 2010 in connection with the License Agreement with Intuitive Surgical and related equity investment, we believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through September 30, 2011. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through September 30, 2011, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value.
The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:
•	the extent of our ongoing research and development programs and related costs, including costs related to the development of the Cardica Microcutter ES8 and additional potential products in our anticipated microcutter product line;
•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;
•	market acceptance and adoption of our current products or future products that we may commercialize;
•	our level of revenue;

•	costs associated with our sales and marketing initiatives and manufacturing activities;
•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;
•	securing, maintaining and enforcing intellectual property rights and the costs thereof; and
•	the effects of competing technological and market developments.
Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenues from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of September 30, 2011 to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value. Failure to raise additional capital may result in our ceasing to be publicly traded or ceasing operations.
We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.
We have incurred net losses since our inception in October 1997. As of June 30, 2010, our accumulated deficit was approximately $120.3 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of our additional proposed products in the United States. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008.
Our cost of product sales was 98% and 79% of our net product sales for fiscal years ended June 30, 2010 and 2009, respectively. We expect high cost of product sales to continue for the foreseeable future. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
Creditors may have rights to our assets that are senior to our stockholders.
On August 17, 2010, we paid off the remaining $1.4 million principal balance of our note payable to Century Medical, Inc. and, therefore, no longer have any outstanding debt obligations. However, future arrangements with creditors may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations that would have priority over any of our capital stock. After satisfaction of our debt obligations, we may have little or no proceeds left under these circumstances to distribute to the holders of our capital stock.

Our quarterly operating results and stock price may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:
•	the extent of our ongoing research and development programs and related costs, including costs related to the development of the Cardica Microcutter ES8 and additional potential products;
•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;
•	market acceptance and adoption of our products;
•	our level of revenue;
•	costs associated with our sales and marketing initiatives and manufacturing activities;
•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;
•	securing, maintaining and enforcing intellectual property rights and the costs thereof; and
•	the effects of competing technological and market developments.
Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.
Risks Related to Our Business
We are dependent upon the success of our current products to generate revenue in the near term, and we have U.S. regulatory clearance for our C-Port and PAS-Port systems only. We cannot be certain that the C-Port and PAS-Port systems can be successfully commercialized in the United States. If we are unable to successfully commercialize our products in the United States, our ability to generate higher revenue will be significantly delayed or halted, and our business will be harmed.
We have expended significant time, money and effort in the development of our current commercial products, the C-Port systems and the PAS-Port system. If we are not successful in commercializing our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006), our C-Port Flex A in April 2007 and our C-Port X-CHANGE in December 2007. We commenced U.S. sales of our PAS-Port system in September 2008. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of our current PAS-Port and C-Port systems in the United States and commercialization of additional potential products, including the Cardica Microcutter ES8 in particular.
We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.
We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in additional markets. In particular, we are developing the Cardica Microcutter ES8, an endoscopic microcutter intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons, and other potential products in our anticipated microcutter product line. We have not yet commenced human testing of this device. Significant additional research and development and financial resources will be required to develop the Cardica Microcutter ES8 into a commercially viable product and to obtain necessary regulatory approvals to commercialize the device. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the Cardica Microcutter ES8 or other potential microcutter products. Our failure to successfully develop the Cardica Microcutter ES8 and/or other microcutter products would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

Our products may never gain any significant degree of market acceptance, and a lack of market acceptance would have a material adverse effect on our business.
To date, our anastomoses products have not gained, and we cannot assure you that our anastomoses products or any other products that we may develop will gain, any significant degree of market acceptance among physicians or patients. We believe that recommendations by physicians will be essential for market acceptance of our products; however, we cannot assure you that significant recommendations will be obtained. Physicians will not recommend our products unless they conclude, based on clinical data and other factors, that the products represent a safe and acceptable alternative to other available options. In particular, physicians may elect not to recommend using our anastomoses products in surgical procedures until such time, if ever, as we successfully demonstrate with long-term data that our products result in patency rates comparable to or better than those achieved with hand-sewn anastomoses, and we resolve any technical limitations that may arise.
Assuming that we receive FDA clearance for one or more of our microcutter products, a number of factors will influence our ability to gain clinical adoption. In many surgical specialties, the use of laparoscopic and open surgical stapling devices is routine in clinical practice and an accepted standard of care. Two large companies, Johnson & Johnson and Covidien, dominate the market for surgical stapling devices. For our products to be clinically adopted, they must show benefits that are significant enough for surgeons to communicate their preference and to overcome any constraints on their hospitals’ ability to purchase competing products, such as purchasing contracts, to buy one of our stapling products to replace a competing device. In addition to this obstacle, our microcutter products must demonstrate the degree of reliability that surgeons have experienced with products that they have been using for years. Market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products. Our anticipated initial lack of human clinical data with respect to the use of any microcutter products that we may commercialize is likely to negatively impact the rate and extent of clinical adoption of the products. Any future recalls may impact physicians’ and hospitals’ perception of our products.
Widespread use of our products will require the training of numerous physicians, and the time required to complete training could result in a delay or dampening of market acceptance. Even if the safety and efficacy of our products is established, physicians may elect not to use our products for a number of reasons beyond our control, including inadequate or no reimbursement from health care payors, physicians’ reluctance to use products that have not been proven through time in the market, the introduction of competing devices by our competitors and pricing for our products. Failure of our products to achieve any significant market acceptance would have a material adverse effect on our business, financial condition and results of operations.
Our PAS-Port and C-Port systems, as well as our other future products, may still face future development and regulatory difficulties.
Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. Any of our future products, including the Cardica Microcutter ES8 and any future generations of the C-Port systems, may not obtain regulatory clearances or approvals required for marketing or may face these types of restrictions or requirements, particularly as the FDA is in the process of revising its 510(k) clearance system to, in certain cases, require human clinical data and to prohibit the combination of multiple predicate devices as the basis for a 510(k). The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. The FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear the marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. We intend to seek 510(k) clearance for the Cardica Microcutter ES8. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance or the approval of a PMA before the modified product can be marketed. Any products that we develop that require regulatory clearance or approval, including the Cardica Microcutter ES8, may not be approved on the timelines that we currently anticipate, if approved at all. We cannot assure that any new products or any product enhancements that we develop will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements. Regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:
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
To market any products internationally, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA clearance or approval. The regulatory approval process in other countries may include all of the risks detailed above regarding FDA clearance or approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA clearance or approval,including the risk that our products may not be approved for use under all of the circumstances requested, which could limit the uses of our products and adversely impact potential product sales, and that such clearance or approval may require costly, post-marketing follow-up studies. If we fail to comply with applicable foreign regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.
If we do not achieve our projected development goals in the time frames we announce and expect, the commercialization of our product candidates may be delayed and, as a result, our stock price may decline.
From time to time, we may estimate and publicly announce the timing anticipated for the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include submissions for and receipt of clearances or approvals from regulatory authorities, other clinical and regulatory events or the launch of new products. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. In particular, our estimate of the timing of completion of development of the Cardica Microcutter ES8 and submission to the FDA for 510(k) clearance is subject to a number of risks related to development and regulatory matters that are discussed in this Annual Report. If we do not meet milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Our manufacturing facilities, and those of our suppliers, must comply with applicable regulatory requirements. Failure of our manufacturing facilities to comply with quality requirements would harm our business and our results of operations.
Our manufacturing facilities and processes are subject to periodic inspections and audits by various U.S. federal, U.S. state and foreign regulatory agencies. For example, our facilities have been inspected by State of California regulatory authorities pursuant to granting a California Device Manufacturing License and by the FDA. Additionally, to market products in Europe, we are required to maintain ISO 13485:2003 certification and are subject to periodic surveillance audits. We are currently ISO 13485:2003 certified; however, our failure to maintain necessary regulatory compliance and permits for our manufacturing facilities could prevent us from manufacturing and selling our products.
Additionally, our manufacturing processes and, in some cases, those of our suppliers, are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we are given notice of significant violations in a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our devices and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.
We may also be required to recall our products due to manufacturing supply defects. If we issue recalls of our products in the future, our revenue and business could be harmed.
If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products, our business may be harmed.
We have limited experience as a company in the sale, marketing and distribution of our products. Century Medical is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable. For our microcutter products, we will have to compete for sales and acceptance of our products against two large companies, Johnson & Johnson and Covidien, with large sales forces and dominant market positions.
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

Our C-Port and PAS-Port systems were designed for use with venous grafts. Additionally, while our indications for use of the C-Port system cleared by the FDA refer broadly to grafts, we have studied the use of the C-Port systems only with venous grafts and not with arterial grafts. Using the C-Port systems with arterial grafts may not yield patency rates or material adverse cardiac event rates comparable to those found in our clinical trials using venous grafts, which could negatively affect market acceptance of our C-Port systems. In addition, the clips and staples deployed by our products are made of 316L medical-grade stainless steel, to which some patients are allergic. These allergies, especially if not previously diagnosed or unknown, may result in adverse reactions that negatively affect the patency of the anastomoses or the healing of the implants and may therefore adversely affect outcomes, particularly when compared to anastomoses performed with other materials, such as sutures. Additionally, in the event a surgeon, during the course of surgery, determines that it is necessary to convert to a hand-sewn anastomosis and to remove an anastomosis created by one of our products, the removal of the implants may result in more damage to the target vessel (such as the aorta or coronary artery) than would typically be encountered during removal of a hand-sewn anastomosis. Moreover, the removal may damage the target vessel to an extent that could further complicate construction of a replacement hand-sewn or automated anastomosis, which could be detrimental to patient outcome. These or other issues, if experienced, could limit physician adoption of our products.
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
Any clinical trials that we may conduct may not begin on time, or at all, and may not be completed on schedule, or at all.
The commencement or completion of any clinical trials that we may conduct may be delayed or halted for numerous reasons, including, but not limited to, the following:
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
We do not have the ability to independently conduct clinical trials for our product candidates, and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories, to conduct our clinical trials. In addition, we rely on third parties to assist with our pre-clinical development of product candidates. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control, such as changes in regulations, delays in enrollment, and the like. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, any clinical trials that we may conduct may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates on a timely basis, if at all.
Because one customer accounts for a substantial portion of our product sales, the loss of this significant customer would cause a substantial decline in our revenue.
We derive a substantial portion of our revenue from sales to Century Medical, our distributor in Japan. The loss of Century Medical as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For fiscal years ended June 30, 2010 and 2009, sales to Century Medical accounted for approximately 23% and 15%, respectively, of our total product sales. We expect that Century Medical will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century Medical as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors have products that are approved in advance of ours, marketed more effectively or demonstrated to be safer or more effective than ours, our commercial opportunity will be reduced or eliminated and our business will be harmed.
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

The Cardica Microcutter ES8, if it receives FDA clearance and is successfully launched, would compete in the market for laparoscopic stapling and cutting devices in the United States. We believe the principal competitive factors in the market for laparascopic staplers include:
•	reduced product size;
•	ease of use;
•	product quality and reliability;
•	multi-fire capability;
•	device cost-effectiveness;
•	degree of articulation;
•	physician relationships; and
•	sales and marketing capabilities.
Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which recently acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for our products difficult.
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
The manufacture of our products is a complex and costly operation involving a number of separate processes and components. Any shipment delays could harm perception of our products and have a material adverse impact on our results of operations.
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
As of June 30, 2010, we had 34 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our recent reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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
The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than ours or that would render our technology and products obsolete or noncompetitive. Additionally, new, less invasive surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use or could use our products. Accordingly, our success will depend in part upon our ability to respond quickly to medical and technological changes through the development and introduction of new products. The relative speed with which we can develop products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products, gain reimbursement acceptance, and supply commercial quantities of products to the market are expected to be important competitive factors. Product development involves a high degree of risk, and we cannot assure you that our new product development efforts will result in any commercially successful products. We have experienced delays in completing the development and commercialization of our planned products, and there can be no assurance that these delays will not continue or recur in the future. Any delays could result in a loss of market acceptance and market share.
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
The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and PAS-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of August 31, 2010, we were not aware of any existing product liability claims.
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
In relation to our products that have received FDA clearance or approval, our promotional materials and training methods regarding physicians need to comply with FDA and other applicable laws and regulations. If the FDA determines that our promotional materials or training constitutes promotion of an unapproved use, it could request that we modify our training or promotional materials or subject us to regulatory enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and/or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, our reputation could be damaged and adoption of our products would be impaired.
Risks Related to Our Common Stock
We may not be able to maintain our listing on The NASDAQ Global Market, which would adversely affect the price and liquidity of our common stock.
On June 25, 2010, we announced that we received a letter, dated June 21, 2010, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we did not comply with the $50.0 million minimum market capitalization for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(b)(2)(A) or the Minimum Market Capitalization Standard. The NASDAQ Marketplace rules provide the Company with a grace period of 180 days, or until December 20, 2010 to regain compliance with the listing standards. On September 16, 2010, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we had regained compliance with the Minimum Market Capitalization Standard. However, even though we regained compliance with the listing requirements of The NASDAQ Global Market, there is no assurance that in the future we will continue to satisfy such listing requirements, with the result that our common stock may be delisted from that market.
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
An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	completion of development of our microcutter products, and the timing thereof;
•	market acceptance and adoption of our products;

•	regulatory clearance or approvals of our products;
•	volume and timing of orders for our products;
•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;
•	quarterly variations in our or our competitors’ results of operations;
•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•	the announcement of new products or product enhancements by us or our competitors;
•	announcements related to patents issued to us or our competitors and to litigation; and
•	developments in our industry.
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
Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 36% of our outstanding common stock as of June 30, 2010. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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
The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:
•	completion of development of our microcutter products, and the timing thereof;
•	FDA or other regulatory clearance or approval of our products;
•	demand for our products;
•	the performance of third-party contract manufacturers and component suppliers;
•	our ability to develop sales and marketing capabilities;
•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis; and
•	our ability to obtain and protect proprietary rights.
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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties
We currently lease approximately 30,000 square feet of office, manufacturing and laboratory space in Redwood City, California. We believe that our existing facility should meet our needs for at least the next 24 months. Our facility is subject to periodic inspections by state and federal regulatory authorities.
Item 3. Legal Proceedings
We are not subject to any material legal proceeding.
Item 4. (Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Common Equity
Our common stock began trading on the NASDAQ Global Market on February 3, 2006 under the symbol “CRDC”. The table below sets forth the high and low intraday sales prices for our common stock for the periods indicated:

	High	Low
Fiscal year 2010
First Quarter ended September 30, 2009	$3.19	$1.15
Second Quarter ended December 31, 2009	$1.63	$1.00
Third Quarter ended March 31, 2010	$2.44	$1.16
Fourth Quarter ended June 30, 2010	$2.85	$1.41

Fiscal year 2009
First Quarter ended September 30, 2008	$11.13	$7.14
Second Quarter ended December 31, 2008	$8.28	$2.50
Third Quarter ended March 31, 2009	$4.27	$2.25
Fourth Quarter ended June 30, 2009	$3.24	$1.03
As of September 9, 2010, there were 108 holders of record of common stock. This number does not include the number of persons whose shares are held by a nominee or in “street name” accounts through brokers.
Dividend Policy
We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
Recent Sales of Unregistered Securities
On September 30, 2009, institutional and individual investors, including existing stockholders, purchased approximately $10.2 million of the Company’s common stock and warrants to purchase the Company’s common stock in a private placement (the “Private Placement”). The net proceeds were approximately $9.9 million after offering expenses. Under the terms of the purchase agreement with these investors, the Company sold 8,142,082 units at a purchase price of $1.2525 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.50 of a share of common stock, or 4,071,046 shares of the Company’s common stock. The warrants are exercisable commencing on April 1, 2010 at $1.45 per share and will expire five years after the date of issuance. There were no underwriters or placement agents involved with the Private Placement, and no underwriting discounts or commissions or similar fees were payable in connection with the Private Placement. The issuance was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, (the “Securities Act”) and Rule 506 promulgated thereunder, and was made without general solicitation or advertising. Each investor represented that it was an accredited investor with access to information about us sufficient to evaluate the investment and that the common stock and warrants were being acquired without a view to distribution or resale in violation of the Securities Act.
On August 16, 2010, we entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3 million to purchase from us an aggregate of 1,249,541 newly-issued shares of our common stock (the “Stock Issuance”). There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance. The shares were issued to Intuitive Surgical in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder, and was made without general solicitation or advertising. Intuitive Surgical represented that it was an accredited investor with access to information about us sufficient to evaluate the investment and that the common stock was being acquired without a view to distribution or resale in violation of the Securities Act.

Issuer Purchases of Equity Securities
During the quarter ended June 30, 2010 we did not repurchase any equity securities.
Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements included elsewhere in this report.
The following selected balance sheet data as of June 30, 2010 and 2009 and the statements of operations data for each of the three fiscal years in the period ended June 30, 2010 have been derived from our audited financial statements, which are included elsewhere in this annual report. The selected balance sheet data as of June 30, 2008, 2007 and 2006 and the selected statements of operations data for the fiscal years ended June 30, 2007 and 2006 have been derived from our audited financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Statements of Operations Data:
Net revenue:
Product sales, net	$3,764	$6,798	$4,934	$2,103	$1,028
Development revenue	124	2,995	2,564	1,370	1,000
Royalty revenue (includes amounts from related party of $67, $56 and$31 in fiscal years 2008, 2007 and 2006, respectively)	93	85	67	56	31

Total net revenue	3,981	9,878	7,565	3,529	2,059

Operating costs and expenses:
Cost of product sales	3,687	5,341	4,808	2,880	2,102
Research and development	5,437	8,217	8,609	7,014	6,459
Selling, general and administrative	5,734	13,632	13,175	9,057	5,645

Total operating costs and expenses	14,858	27,190	26,592	18,951	14,206

Loss from operations	(10,877)	(17,312)	(19,027)	(15,422)	(12,147)
Interest income	35	177	926	1,113	782

	Fiscal Year Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Interest expense (includes related-party interest expense of $320 and $897 in fiscal years 2007 and 2006, respectively)	(112)	(120)	(101)	(458)	(1,047)
Other income (expense), net	(1)	(22)	6	2	(4)
Gain on early retirement of notes payable to related-party	—	—	—	1,183	—

Net loss before income tax benefit	(10,955)	(17,277)	(18,196)	(13,582)	(12,416)
Income tax benefit	31	72	—	—	—

Net loss	$(10,924)	$(17,205)	$(18,196)	$(13,582)	$(12,416)

Basic and diluted net loss per common share	$(0.50)	$(1.09)	$(1.23)	$(1.25)	$(2.58)

Shares used in computing basic and diluted net loss per common share	21,927	15,776	14,844	10,878	4,817

	As of June 30,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,561	$5,328	$23,265	$23,434	$32,080
Working capital	5,016	4,134	20,959	22,049	31,602
Total assets	9,791	10,340	28,250	27,324	35,158
Short-term note payable	1,400	2,000	—	—	—
Long-term liabilities	31	44	2,000	2,020	15,836
Total stockholders’ equity	6,477	6,262	21,417	21,989	17,677

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
Overview
Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. We have re-focused our business on the development of an endoscopic microcutter product line intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. Unless and until a microcutter product is developed and cleared for marketing in the United States or elsewhere, or we enter into an arrangement with a development and commercialization partner that provides us with development revenue, we will have ongoing costs related to the development of this potential product line without related revenue.
Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target artery. As of June 30, 2010, more than 10,600 C-Port systems have been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of June 30, 2010, more than 19,500 PAS-Port systems had been sold in the United States, Europe and Japan. In addition to our commercialized cardiac surgery products, we are developing the Cardica Microcutter ES8, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets.
We use independent distributors and manufacturers’ representatives to support a small core direct sales team for our C-Port systems and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line. We have shifted our development efforts to focus on the Cardica Microcutter ES8 and other potential products in this anticipated product line.
We manufacture our C-Port and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For fiscal year 2010, we generated net revenue of $4.0 million, including $124,000 of development revenue, and incurred a net loss of $10.9 million.
Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If revenue from product sales does not increase, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.
On August 16, 2010, we entered into a License Agreement with Intuitive Surgical pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications (the “License Agreement”) for an upfront license fee of $9 million. We will also be eligible to receive a milestone payment if sales of any products incorporating our patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement and will also be eligible to receive single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by our patent rights as well as on sales of certain other products covered by our patent rights that may be developed in the future.

In addition, on the same date, we entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3 million to purchase from us an aggregate of 1,249,541 newly-issued shares of our common stock (the “Stock Issuance”).
On April 1, 2010, we entered into an amendment, or Note Agreement Amendment, to our subordinated convertible note agreement, dated June 16, 2003 and as amended to date, with Century Medical, Inc., or Century Medical, our distributor in Japan (referred to as the Note Agreement). Under the terms of the Note Agreement Amendment, we made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. On August 17, 2010, we repaid the remaining $1.4 million principal balance and interest due on the debt facility.
As of June 30, 2010, we had cash and cash equivalents of $6.6 million and total short-term debt of $1.4 million. Including the cash received in August 2010 in connection with the License Agreement with Intuitive Surgical and related equity investment, we believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through September 30, 2011. While our cash resources would permit us to continue through September 30, 2011, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including primarily our ability to meet our microcutter product development objectives and milestones, obtaining regulatory clearance for the Cardica Microcutter ES8 and other microcutter products, the level of market acceptance of our microcutter products, the extent of our sales and marketing efforts related to our products and the amount of revenue that we receive from product sales, as well as other factors described in the “Liquidity and Capital Resources” section below.
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
Agreements with Cook Incorporated
In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and we and Cook jointly developed the device. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we received payments totaling $0, $1.0 million and $1.7 million in fiscal years ended June 30, 2010, 2009 and 2008, respectively. We recorded as development revenue under the agreement a total of $124,000, $1.4 million and $1.2 million in fiscal years ended June 30, 2010, 2009 and 2008, respectively. A total of $403,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2010. We are also entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. We would also be entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any. On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

On December 9, 2005, we entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and we and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, we received payments totaling approximately $5.3 million, including $0, $1.0 million and $1.5 million in fiscal years ended June 30, 2010, 2009 and 2008, respectively. We recorded as development revenue under the agreement a total of $0, $1.6 million and $1.4 million for fiscal years ended June 30, 2010, 2009 and 2008, respectively. In July 2009, we entered into a partial termination and second amendment of this agreement to terminate Cook’s participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if Cardica successfully commercializes the product. The remaining deferred revenue balance was recognized as revenue in the fourth quarter of fiscal 2009 as we had completed all of our activities under the agreement and no amounts were refundable to Cook. In addition, during the fiscal year ended June 30, 2009, we recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device.
Deficiency letter from The NASDAQ Global Market
On June 25, 2010, we announced that we received a letter, dated June 21, 2010, from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we did not comply with the $50.0 million minimum market capitalization for continued listing on The NASDAQ Global Market set forth in NASDAQ Marketplace Rule 5450(b)(2)(A) or the Minimum Market Capitalization Standard. The NASDAQ Marketplace rules provide the Company with a grace period of 180 days, or until December 20, 2010 to regain compliance with the listing standards. On September 16, 2010, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market notifying us that we had regained compliance with the Minimum Market Capitalization Standard. However, even though we regained compliance with the listing requirements of The NASDAQ Global Market, there is no assurance that in the future we will continue to satisfy such listing requirements, with the result that our common stock may be delisted from that market.
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
We believe that the following critical accounting policies are the most critical to an understanding of our financial statements because they require us to make significant judgments and estimates that are used in the preparation of our financial statements.

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
Revenue generated from development contracts is recognized when it is earned and non-refundable upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses are incurred.
Inventory. We state our inventories at the lower of cost or market value on a first-in, first-out basis. Inventory write-downs are established when conditions indicate that the net realizable value could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated net realizable value. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and the risk of lower customer demand levels. While we believe the current value of inventories represents all known and estimated changes in demand, we have experienced reduced demand for our C-Port systems and further unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.
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
Stock-Based Compensation. We account for employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, pursuant to Accounting Standards Codification, or ASC, 718 “Compensation — Stock Compensation”. Stock-based compensation cost is measured on the grant date, based on fair value-based measurement of the award, and is recognized as an expense over the requisite service period.
The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility is based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We estimate forfeitures in calculating the expense related to stock-based compensation. We recognize stock-based compensation expense for options and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded fair value-based stock-based compensation expense under ASC 718 of $1.2 million, or $0.06 per share, $1.6 million, or $0.10 per share, and $1.4 million, or $0.09 per share for fiscal years ended June 30, 2010, 2009 and 2008, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.9 million at June 30, 2010 and is expected to be recognized over a weighted average period of 2.8 years.

Prior to the adoption of ASC 718, certain stock options were granted with exercise prices that were below the estimated fair value of our common stock at the date of grant. We recorded employee stock-based compensation expense associated with the amortization of deferred stock compensation related to these awards of $21,000, $254,000 and $307,000 for fiscal years ended June 30, 2010, 2009 and 2008, respectively. There was no unamortized deferred stock compensation recorded as of June 30, 2010.
Results of Operations
Comparison of Fiscal Years ended June 30, 2010 and 2009
Net Revenue. Net revenue decreased $5.9 million, or 60%, to $4.0 million in fiscal year 2010 compared to $9.9 million in fiscal year 2009.
Net product sales decreased $3.0 million, or 45%, to $3.8 million in fiscal year 2010 from $6.8 million in fiscal year 2009. The decrease of product sales for the fiscal year ended June 30, 2010 was primarily attributable to both lower PAS-Port and C-Port systems sales in the United States as we transitioned from a direct sales force approach to third party manufacturers’ representatives and distributors.
For fiscal years 2010 and 2009, sales to Century Medical, Inc., our distributor in Japan, accounted for approximately 23% and 15%, respectively, of our total product sales.
Development revenue was $124,000 and $3.0 million in fiscal years 2010 and 2009, respectively. The development revenue for the fiscal year 2010 was comprised of $124,000 for development activities on the PFO project with Cook. Our revenue-generating development activities related to the Cook Vascular Closure Device were completed in fiscal year 2009, and there was no revenue recognized for the fiscal year ended June 30, 2010 related to that agreement. The 2009 total was comprised of $1.4 million for development activities for the PFO device under a development agreement with Cook that we entered into in June 2007, and $1.6 million for development activities for the Cook Vascular Closure Device under a separate development agreement with Cook. On January 6, 2010, we and Cook mutually agreed to temporarily suspend work on the PFO project.
Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased $1.7 million, or 31%, to $3.7 million in fiscal year 2010 from $5.3 million in fiscal year 2009.
The decrease in cost of product sales in fiscal year 2010 compared to fiscal year 2009 resulted primarily from decreased product sales, partially offset by the increased cost per unit of our inventory due to decreased production volumes.
Our cost of product sales was 98% and 79% of our net product sales in fiscal years 2010 and 2009, respectively, due to higher overhead costs per unit sold resulting from lower production volumes. We expect higher costs relative to product sales to continue for the foreseeable future.
Research and Development Expenses. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses decreased $2.8 million, or 34%, to $5.4 million in fiscal year 2010 from $8.2 million in fiscal year 2009.
The decrease in research and development expenses in fiscal year 2010 compared to fiscal year 2009 was attributable to a decrease in salaries and benefits of $1.6 million due primarily to a net decrease in the number of personnel, decreased prototype project materials of $259,000, lower non-cash stock-based compensation expenses of $192,000 and lower clinical trial expenses of $1.1 million as a result of completing the PAS-Port trials and European trials, partially offset by higher molds and tooling expenses of $231,000 related to the microcutter program development activities.

We anticipate that research and development expenses will increase in absolute terms in fiscal year 2011 as we begin to develop new applications of our technology, including the Cardica Microcutter ES8 and additional microcutter products.
Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses decreased $7.9 million, or 58%, to $5.7 million in fiscal year 2010 from $13.6 million in fiscal year 2009.
The net decrease in selling, general and administrative expenses in fiscal year 2010 compared to fiscal year 2009 was attributable to lower personnel, recruiting and travel expenses of $5.5 million primarily due to a net decrease in personnel, a decrease in marketing activities of $393,000 in the United States, a decrease in demonstration product expenses of $747,000 for the training of physicians in the United States and a decrease in consulting and professional service expenses of $858,000.
We expect selling, general and administrative expenses to increase slightly in absolute terms in fiscal year 2011 as we increase the number of individuals in our sales force and the number of manufacturers’ representatives and distributors that sell our products.
Interest Income. Interest income decreased $142,000, or 80%, to $35,000 for fiscal year 2010 from $177,000 for fiscal year 2009. The decrease in interest income in fiscal year 2010 was primarily attributable to lower cash and short-term investment balances available for investing during the period and lower overall market interest rates for the fiscal year.
Interest Expense. Interest expense decreased $8,000, or 7%, to $112,000 for fiscal year 2010 from $120,000 in fiscal year 2009. The decrease in interest expense in fiscal year 2010 reflected a contractual interest rate of 6% per annum payable on our $1.4 million debt to Century Medical.
Income Tax Benefit. Under the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009, or the Acts, signed into law in July 2008 and February 2009, respectively, taxpayers can claim a refundable alternative minimum tax or research and development credit if they forego bonus depreciation on certain qualified fixed assets placed in service between April 2008 and December 2009. We computed and recognized credits based on fixed assets placed into service in our fiscal years ended June 30, 2010 and 2009. We recorded income tax benefits of $31,000 and $72,000 in fiscal year 2010 and 2009 for the U.S. federal refundable credits as provided by the Acts.
Comparison of Fiscal Years ended June 30, 2009 and 2008
Net Revenue. Net revenue increased $2.3 million, or 31%, to $9.9 million in fiscal year 2009 compared to $7.6 million in fiscal year 2008.
Net product sales increased $1.9 million, or 38%, to $6.8 million in fiscal year 2009 from $4.9 million in fiscal year 2008. The increase in product sales for the fiscal year ended June 30, 2009 was primarily the result of the introduction of our PAS-Port system in the United States. Product sales for the fiscal year ended June 30, 2008 did not include any PAS-Port system sales in the United States as the system was not cleared by the FDA until September 2008. However, in the fourth quarter of fiscal year 2009, total revenue was $2.0 million compared to $2.8 million in the fourth quarter of fiscal year 2008. The lower sales for the fourth quarter of fiscal year 2009 were due primarily to lower product sales caused by reductions in force in April and May 2009 which included a significant number of individuals in our direct sales force as well as our Vice President of Sales and Marketing. In addition, in the third quarter of fiscal year 2009 we received low orders from our distributor in Japan and did not receive a significant order in the fourth quarter for Japan.

For fiscal years 2009 and 2008, sales to Century Medical, Inc., our distributor in Japan, accounted for approximately 15% and 20%, respectively, of our total product sales.
Development revenue was $3.0 million and $2.6 million in fiscal years 2009 and 2008, respectively. The 2009 total was comprised of $1.4 million for development activities for the PFO device under a development agreement with Cook that we entered into in June 2007, and $1.6 million for development activities for the Cook Vascular Closure Device under a separate development agreement with Cook. The 2008 total was comprised of $1.2 million for development activities for the PFO device under a development agreement with Cook that we entered into in June 2007, and $1.4 million for development activities for the Cook Vascular Closure Device under a separate development agreement with Cook.
Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased $533,000, or 11%, to $5.3 million in fiscal year 2009 from $4.8 million in fiscal year 2008.
The increase in cost of product sales in fiscal year 2009 compared to fiscal year 2008 was primarily attributable to increased unit sales of all of our products worldwide, due primarily to increased adoption of PAS-Port systems in the United States, of $513,000, an excess inventory reserve on C-Port raw materials of $248,000, and higher production scrap expense of $112,000 for the PAS-Port system; offset in part by lower warranty charges of $144,000, and decreased lower of cost or market reserves of $162,000.
Our cost of product sales was 79% and 97% of our net product sales in fiscal years 2009 and 2008, respectively, due to lower overhead per unit resulting from higher production volumes.
Research and Development Expenses. Research and development expenses decreased $392,000, or 5%, to $8.2 million in fiscal year 2009 from $8.6 million in fiscal year 2008.
The net decrease in research and development expenses in fiscal year 2009 compared to fiscal year 2008 was attributable to a decrease in salaries and benefits of $232,000 due primarily to a net decrease in the number of personnel, decreased prototype project materials for the C-Port xV and Cook projects of $414,000, lower non-cash stock-based compensation expenses of $84,000 and lower clinical trial expense of $223,000 as a result of completing the PAS-Port trials, offset in part by higher molds and tooling expenses of $475,000 related to retirement of certain assets for the C-Port xV System, which is no longer under development since the C-Port X-CHANGE II System performs a comparable function while offering additional features and has nearly caught up to the C-Port xV System in development, and higher facilities costs of $71,000.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $457,000, or 3%, to $13.6 million in fiscal year 2009 from $13.2 million in fiscal year 2008.
The net increase in selling, general and administrative expenses in fiscal year 2009 compared to fiscal year 2008 was attributable to higher sales and marketing expenses to support field sales activities in the United States to sell C-Port and PAS-Port systems, including increased salaries and benefits of $861,000, higher non-cash stock-based compensation expenses of $156,000, higher recruiting fees of $111,000 due to the expansion of the sales force and higher product demonstration and trade show expense of $129,000, offset in part by lower accounting and auditing fees of $119,000 primarily related to our change in filing status to be a non-accelerated filer, and lower legal expense of $658,000 due to lower litigation expense in fiscal 2009 based on a settlement reached in fiscal 2008.
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

Income Tax Benefit. Under the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009, or the Acts, signed into law in July 2008 and February 2009, respectively, taxpayers can claim a refundable alternative minimum tax or research and development credit if they forego bonus depreciation on certain qualified fixed assets placed in service between April 2008 and December 2009. Under these Acts, we computed and recognized a credit based on fixed assets placed into service in our fiscal year ended June 30, 2009. We recorded an income tax benefit of $72,000 in fiscal year 2009 for the U.S. federal refundable credit as provided by the Acts.
Income Taxes
Due to uncertainty surrounding the realization of our deferred tax assets through future taxable income, we have provided a full valuation allowance and no benefit has been recognized for our net operating losses and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2010 and 2009 to reflect these uncertainties. At June 30, 2010, we had unrecognized tax benefits of $595,000, all of which would not currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance.
As of June 30, 2010, we had net operating loss carry-forwards to reduce future taxable income, if any, of approximately $104.5 million for federal income tax purposes and $75.2 million available to reduce future taxable income, if any, for state income taxes. The net operating loss carry-forwards begin to expire in the fiscal year 2013. We also had federal and state research and development credit carry-forwards of approximately $0.6 million and $2.3 million, respectively, at June 30, 2010. The federal credits begin to expire in fiscal year 2021 if not utilized. The state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credit begin to expire in fiscal year 2024. We have completed a study of our tax attributes under Section 382 of the Internal Revenue Code of 1986 which resulted in significant limitations on our net operating loss and credit carry-forwards prior to utilization. The related reductions are reflected in the carry-forward amounts discussed above.
Liquidity and Capital Resources
As of June 30, 2010, our accumulated deficit was $120.3 million and we had cash and cash equivalents of $6.6 million and total short-term debt of $1.4 million. We currently invest our cash and cash equivalents in money market funds. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock.
In June 2007, we received approximately $10.9 million in net proceeds from the sale of 2,301,337 shares of our common stock and warrants to purchase up to 575,347 shares of common stock in a private placement. In November 2007, we received $11.5 million in net proceeds from the sale of 1,500,000 shares of our common stock in a public offering. In December 2007, we received $3.8 million in net proceeds from the sale of an additional 481,170 shares of our common stock upon exercise of the over-allotment option. In September 2009, we received approximately $9.9 million in net proceeds from the sale of 8,142,082 shares of our common stock and warrants to purchase up to 4,071,046 shares of our common stock in a private placement.
We had a note payable that was originally issued under a Note Agreement entered into in connection with our Japan Distribution Agreement with Century Medical in June 2003. We extended the distribution agreement and restructured the $3.0 million note in March 2007, whereby $1.0 million of the note was paid in April 2007 and the remaining $2.0 million had a June 2010 maturity date. On April 1, 2010, we entered into the Note Agreement Amendment, under which we made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. The note bore interest at 5% per annum through June 2008 and then increased to 6% per annum until maturity, and all interest due under our note to Century Medical was payable quarterly. On August 17, 2010, we paid off the remaining $1.4 million principal balance and interest due through August 17, 2010 so that we currently do not have any outstanding notes payable.
Under the operating lease for our facility in Redwood City, California, we are required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $150,000 and $300,000 has been recorded as restricted cash in our balance sheets at June 30, 2010 and 2009, respectively, related to the letter of credit.

Summary cash flow data is as follows:

	Fiscal Year Ended June 30,
	2010	2009	2008
	(In thousands)
Net cash used in operating activities	$(7,731)	$(16,703)	$(14,222)
Net cash (used in) provided by investing activities	(365)	12,664	(6,613)
Net cash provided by financing activities	9,329	146	15,517
Net cash used in operating activities for fiscal years 2010, 2009 and 2008 was $7.7 million, $16.7 million, and $14.2 million, respectively. Our net use of cash for fiscal year 2010 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges of $1.2 million and approximately $836,000 of depreciation and amortization expenses, plus decreased inventories of $764,000. Our net use of cash for fiscal year 2009 was primarily attributable to our net loss, adjusted for non-cash stock-based compensation charges of $1.9 million, approximately $614,000 for C-Port xV-related fixed assets that were retired and $917,000 of depreciation and amortization, less increased inventories of $555,000, decreases in accounts payable, other accrued liabilities and accrued compensation totaling $1.8 million and a decrease in deferred development revenue of $958,000 mainly due to the completion of our activities under the Cook Vascular Closure Device development and commercialization agreement. Our net use of cash for fiscal year 2008 was primarily attributable to our net loss, adjusted for non-cash stock-based compensation charges of $1.7 million, approximately $425,000 of our common stock issued for settlement of a patent litigation and $944,000 of depreciation and amortization expenses, less higher accounts receivable of $433,000 as a result of increased sales of our products in the United States offset in part by increases in accounts payable, other accrued liabilities and accrued compensation totaling $1.1 million and an increase in deferred development revenue of $603,000 due to cash received from Cook.
Net cash used in investing activities was $365,000 for fiscal year 2010 and related to the purchase of property and equipment. Net cash provided by investing activities was $12.7 million for fiscal year 2009, resulting from net maturities of short-term investments of $14.1 million required to fund our operating loss in fiscal year 2009 offset in part by $1.4 million used to purchase property and equipment. Net cash used in investing activities was $6.6 million for fiscal year 2008, resulting from net purchases of available-for-sale investments of $5.2 million due to excess cash resources received from the sale of our common stock in November and December 2007, and $1.5 million used to purchase property and equipment.
Net cash provided by financing activities of $9.3 million for fiscal 2010 was due primarily to $9.9 million of net proceeds received from sales of shares of common stock and warrants to purchase shares of common stock in September 2009, offset in part by $600,000 of notes payable to Century Medical that were repaid in April 2010. Net cash provided by financing activities of $146,000 for fiscal 2009 was due to net proceeds received from exercises of options to purchase our common stock. Net cash provided by financing activities of $15.5 million for fiscal 2008 was primarily due to net proceeds received from sales of our common stock in November and December 2007.
On August 16, 2010, we entered into a License Agreement with Intuitive Surgical pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications (the “License Agreement”) for an upfront license fee of $9 million. We will also be eligible to receive a milestone payment if sales of any products incorporating our patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement and will also be eligible to receive single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by our patent rights as well as on sales of certain other products covered by our patent rights that may be developed in the future.
In addition, on the same date, we entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3 million to purchase from us an aggregate of 1,249,541 newly-issued shares of our common stock (the “Stock Issuance”).

Including the cash received in August 2010 in connection with the License Agreement with Intuitive Surgical and related equity investment by Intuitive, we believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through September 30, 2011.
Our estimates and our future capital requirements depend upon numerous factors. In addition, we have based our estimates on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through September 30, 2011, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction that generates additional capital to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value.
The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:
•	the extent of our ongoing research and development programs and related costs, including costs related to the development of the Cardica Microcutter ES8 and additional potential products in our anticipated microcutter product line;
•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;
•	market acceptance and adoption of our current products or future products that we may commercialize;
•	our level of revenue;
•	costs associated with our sales and marketing initiatives and manufacturing activities;
•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;
•	securing, maintaining and enforcing intellectual property rights and the costs thereof; and
•	the effects of competing technological and market developments
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

Recent Accounting Pronouncements
Effective July 1, 2009, we adopted the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or the Codification. The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles, or GAAP, and became effective for interim periods and fiscal years ending on or after September 15, 2009. The Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission, or SEC, under federal securities laws as authoritative GAAP for SEC registrants. We have updated all existing GAAP references in our financial statements in accordance with the Codification. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have any impact on the amounts included in our financial statements.
In October 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13 which addresses the accounting for multiple-element arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit. This guidance also modifies the manner in which transaction consideration is allocated across the separately identified elements and significantly expands the disclosure requirements for multiple-element revenue arrangements. We will adopt ASU No. 2009-13 as of July 1, 2010 and apply it prospectively to arrangements entered into or materially modified after the adoption date. We do not expect the adoption of ASU No. 2009-13 to have any impact on our results of operations or financial condition upon its required adoption.
In April of 2010, ASC 605, Revenue Recognition, was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for the Company as of July 1, 2010 and will be applied on a prospective basis. The Company does not expect this guidance to have any impact on its results of operations or financial condition upon its required adoption.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

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
Quarterly Financial Data
Fiscal year 2010:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)
Total net revenue	$947	$1,064	$979	$991
Gross profit (loss) on product sales	(23)	324	(109)	(115)
Net loss	(2,664)	(2,226)	(2,983)	(3,051)
Basic and diluted net loss per common share	(0.17)	(0.09)	(0.12)	(0.13)
Shares used in computing basic and diluted net loss per common share	15,796	23,930	23,966	24,000
Fiscal year 2009:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)
Total net revenue	$2,106	$2,944	$2,838	$1,989
Gross profit (loss) on product sales	450	532	551	(77)
Net loss	(5,154)	(4,697)	(3,902)	(3,452)
Basic and diluted net loss per common share	(0.33)	(0.30)	(0.25)	(0.22)
Shares used in computing basic and diluted net loss per common share	15,741	15,781	15,785	15,796
See Item 15, below, for our audited financial statements and related notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2010.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2010, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2010.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act of 2002 and the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Identification of Executive Officers and Directors
Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” in our proxy statement for our 2010 annual meeting of stockholders, or 2010 Proxy Statement, which information is hereby incorporated by reference.
Identification of Audit Committee and Audit Committee Financial Expert
Reference is made to the information regarding directors appearing under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors” and “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors — Audit Committee” in our 2010 Proxy Statement, which information is hereby incorporated by reference.
Material Changes to Procedures for Recommending Directors
Reference is made to the information regarding directors appearing under the heading “Information Regarding the Board of Directors and Corporate Governance” in our 2010 Proxy Statement, which information is hereby incorporated by reference.
Compliance with Section 16(a) of the Exchange Act
Reference is made to the information appearing under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2010 Proxy Statement, which information is hereby incorporated by reference.
Code of Conduct
Reference is made to the information appearing under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2010 Proxy Statement, which information is hereby incorporated by reference. A copy of our code of business conduct and ethics can be found on our website, www.cardica.com in the section titled “Investors/Media” under the subsection titled “Corporate Governance”. The contents of our website are not a part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
Reference is made to the information appearing under the headings “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2010 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership
The information required by this item will be set forth in our 2010 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
Equity Compensation Plan Information
Information concerning our equity compensation plans will be set forth in our 2010 Proxy Statement under the caption “Equity Compensation Plan Information” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our 2010 Proxy Statement under the captions “Transactions with Related Persons” and “Independence of the Board of Directors” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be set forth in our 2010 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) Documents filed as part of this report
1. Financial Statements
Cardica, Inc.
Index to Financial Statements

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Cardica, Inc.
We have audited the accompanying balance sheets of Cardica, Inc. as of June 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardica, Inc. at June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Palo Alto, California
September 24, 2010

Cardica, Inc.
BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2010	2009
Assets

Current assets
Cash and cash equivalents	$6,561	$5,328
Accounts receivable	376	624
Inventories	1,131	1,895
Prepaid expenses and other current assets	231	321

Total current assets	8,299	8,168

Property and equipment, net	1,338	1,862
Restricted cash	154	310

Total assets	$9,791	$10,340

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$496	$551
Accrued compensation	440	319
Other accrued liabilities	517	637
Deferred development revenue	403	527
Deferred rent	27	—
Note payable	1,400	2,000

Total current liabilities	3,283	4,034

Other non-current liabilities	31	44

Total liabilities	3,314	4,078

Commitments and contingencies (Note 6)

Stockholders’ equity
Preferred stock, $0.001 par value: 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2010 and 2009	—	—
Common stock, $0.001 par value: 45,000,000 shares authorized, 24,005,813 and 15,825,549 shares issued and outstanding at June 30, 2010 and 2009, respectively	24	16
Additional paid-in capital	127,381	116,272
Treasury stock at cost (66,227 shares at June 30, 2010 and 2009)	(596)	(596)
Deferred stock-based compensation	—	(22)
Accumulated deficit	(120,332)	(109,408)

Total stockholders’ equity	6,477	6,262

Total liabilities and stockholders’ equity	$9,791	$10,340

See accompanying notes to financial statements.

Cardica, Inc.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2010	2009	2008

Net revenue
Product sales, net	$3,764	$6,798	$4,934
Development revenue	124	2,995	2,564
Royalty revenue (including $67 from a related party in 2008)	93	85	67

Total net revenue	3,981	9,878	7,565

Operating costs and expenses
Cost of product sales	3,687	5,341	4,808
Research and development	5,437	8,217	8,609
Selling, general and administrative	5,734	13,632	13,175

Total operating costs and expenses	14,858	27,190	26,592

Loss from operations	(10,877)	(17,312)	(19,027)

Interest income	35	177	926

Interest expense	(112)	(120)	(101)
Other income (expense), net	(1)	(22)	6

Net loss before income tax benefit	(10,955)	(17,277)	(18,196)
Income tax benefit	31	72	—

Net loss	$(10,924)	$(17,205)	$(18,196)

Basic and diluted net loss per common share	$(0.50)	$(1.09)	$(1.23)

Shares used in computing basic and diluted net loss per common share	21,927	15,776	14,844

See accompanying notes to financial statements.

Cardica, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

					Deferred	Accumulated
			Additional		Stock-	other		Total
	Common Stock		Paid-in	Treasury	Based	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	loss	Deficit	Equity
Balance at June 30, 2007	13,606,333	14	97,171	(596)	(591)	(2)	(74,007)	21,989
Issuance of common stock upon exercise of employee stock options for cash	77,036	—	167	—	—	—	—	167
Sale of common stock, net of financing costs of $1,481	1,981,170	2	15,348	—	—	—	—	15,350
Issuance of stock options to non-employees for services	—	—	10	—	—	—	—	10
Issuance of common stock for settlement of patent litigation	60,000	—	425	—	—	—	—	425
Issuance of shares pursuant to net exercise of warrants	7,666	—	—	—	—	—	—	—
Issuance of restricted stock awards	52,450	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,365	—	—	—	—	1,365
Early exercise of stock options no longer subject to repurchase	—	—	10	—	—	—	—	10
Reversal of deferred stock-based compensation for terminated employees	—	—	(2)	—	2	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	307	—	—	307
Comprehensive loss:
Net loss	—	—	—	—	—	—	(18,196)	(18,196)
Net change in unrealized loss on marketable securities	—	—	—	—	—	(10)	—	(10)

Comprehensive loss	—	—	—	—	—	—	—	(18,206)

Balance at June 30, 2008	15,784,655	16	114,494	(596)	(282)	(12)	(92,203)	21,417

					Deferred	Accumulated
			Additional		Stock-	other		Total
	Common Stock		Paid-in	Treasury	Based	comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Compensation	loss	Deficit	Equity
Issuance of common stock upon exercise of employee stock options for cash	44,144	—	146	—	—	—	—	146
Issuance of stock options to non-employees for services	—	—	10	—	—	—	—	10
Cancellation of restricted stock awards, net of issuance of shares	(3,250)		(2)	—	2	—	—	—
Stock-based compensation expense	—	—	1,629	—	—	—	—	1,629
Reversal of deferred stock-based compensation for terminated employees	—	—	(5)	—	5	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	253	—	—	253
Comprehensive loss:
Net loss	—	—	—	—	—	—	(17,205)	(17,205)
Net change in unrealized loss on marketable securities	—	—	—	—	—	12	—	12

Comprehensive loss	—	—	—	—	—	—	—	(17,193)

Balance at June 30, 2009	15,825,549	16	116,272	(596)	(22)	—	(109,408)	6,262

Issuance of common stock upon exercise of employee stock options for cash	8,257	—	11	—	—	—	—	11
Issuance of common stock upon release of restricted share units	49,925	—	—	—		—	—	—
Issuance of stock options to non-employees for services	—	—	31	—	—	—	—	31
Cancellation of restricted stock awards, net of issuance of shares	(20,000)		—	—	—	—	—	—
Sale of common stock, net of financing costs of $280	8,142,082	8	9,910	—	—	—	—	9,918
Stock-based compensation expense	—	—	1,158	—	—	—	—	1,158
Amortization of deferred stock-based compensation	—	—	(1)	—	22	—	—	21
Comprehensive loss:
Net and comprehensive loss	—	—	—	—	—	—	(10,924)	(10,924)

Comprehensive loss	—	—	—	—	—	—	—	(10,924)

Balance at June 30, 2010	24,005,813	24	127,381	(596)	—	—	(120,332)	6,477

See accompanying notes to financial statements.

Cardica, Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended June 30,
	2010	2009	2008

Operating activities
Net loss	$(10,924)	$(17,205)	$(18,196)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	836	917	944
Loss on disposal or retirement of property and equipment	53	614	12
Amortization of deferred stock-based compensation expense	21	253	307
Issuance of common stock to settle intellectual property litigation	—	—	425
Stock-based compensation on grants of stock options to non-employees	31	10	10
Stock-based compensation on grants of stock options to employees	1,158	1,629	1,365
Changes in assets and liabilities
Accounts receivable	248	92	(433)
Prepaid expenses and other current assets	98	115	—
Inventories	764	(555)	(164)
Restricted Cash	156	200	—
Accounts payable and other accrued liabilities	(175)	(1,129)	643
Accrued compensation	121	(692)	495
Deferred rent	6	17	(111)
Deferred development revenue	(124)	(958)	603
Leasehold improvement obligation	—	(11)	(122)

Net cash used in operating activities	(7,731)	(16,703)	(14,222)

Investing activities
Purchases of property and equipment	(365)	(1,392)	(1,454)
Purchases of short-term investments	—	(4,974)	(45,981)
Proceeds from maturities of short-term investments	—	19,030	40,822

Net cash (used in) provided by investing activities	(365)	12,664	(6,613)

Financing activities
Proceeds from sales of common stock, net of issuance costs	9,918	—	15,350
Payment of note payable	(600)	—	—
Proceeds from issuance of common stock pursuant to the exercise of stock options	11	146	167

Net cash provided by financing activities	9,329	146	15,517

Net increase (decrease) in cash and cash equivalents	1,233	(3,893)	(5,318)
Cash and cash equivalents at beginning of period	5,328	9,221	14,539

Cash and cash equivalents at end of period	$6,561	$5,328	$9,221

Supplemental disclosure of cash flow information
Cash paid for interest	$118	$117	$101

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
Since its inception, the Company has incurred significant net losses and expects to continue to incur net losses for the foreseeable future. To date, the Company’s C-Port and PAS-Port systems have had limited commercial adoption. In addition to its commercialized cardiac surgery products, the Company has re-focused its business on the development of an endoscopic microcutter product line intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. The Company is developing the Cardica Microcutter ES8, a multi-fire endolinear microcutter device based on the Company’s proprietary “staple-on-a-strip” technology, which would expand the Company’s commercial opportunity into additional surgical markets.
On August 16, 2010, the Company entered into a License Agreement with Intuitive Surgical pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications (see Note 14, Subsequent Event).
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
Available-for-Sale Securities
The Company held no investments in marketable securities as of June 30, 2010 and 2009. The Company classifies its investments in marketable securities as available-for-sale. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. Unrealized gains or losses on available-for-sale securities are classified as other comprehensive income or loss and reported as a separate component of stockholders’ equity until realized.

Restricted Cash
Under an operating lease for its facility in Redwood City, California, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit for the amount of $150,000 and $300,000 at June 30, 2010 and 2009, respectively, has been recorded as restricted cash in the accompanying balance sheets, related to the letter of credit (see Note 5).
A certificate of deposit of $4,000 and $10,000 at June 30, 2010 and 2009, respectively, has been recorded as restricted cash in the accompanying balance sheets related to the deposit on the Company’s merchant credit card.
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
The following table illustrates total net revenue from the geographic location in which the Company’s customers are located.

	Fiscal Year Ended June 30,
	2010	2009	2008
United States	63%	84%	82%
Japan	23%	10%	13%
Europe	13%	4%	4%
Rest of world	1%	2%	1%
The following table illustrates the concentration of greater than 10% with any individual customer.

	Percent of Total Net			Percent of Total
	Revenue for			Accounts Receivable
	Fiscal Year Ended June 30,			as of June 30,
	2010	2009	2008	2010	2009
Century Medical	22%	10%	13%	—	10%

Cook Incorporated	3%	30%	34%	—	—
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
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. In the year ended June 30, 2009, the Company recorded a loss of $475K related to the impairment of certain assets specific to a product no longer under development. No other significant impairment losses have been recorded through June 30, 2010.
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
Each of the Company’s development contracts with Cook Incorporated is accounted for as a separate arrangement. Revenue generated from development contracts is recognized when it is earned and non-refundable upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on a project are recorded as deferred revenue until such time as the related development expenses plus overhead costs for certain project activities are incurred.
Research and Development
Research and development expenses consist of costs incurred for internally sponsored research and development, direct expenses, research-related overhead expenses, and costs incurred on development contracts. Research and development costs are charged to research and development expenses as incurred.

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
Deferred Rent
Rent expense is recognized on a straight-line basis over the non-cancelable term of the Company’s facility operating lease. The difference between the actual amounts paid and amounts recorded as rent expense is recorded to deferred rent.
Income Taxes
The Company utilizes the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax reporting bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.
The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2010.
Segments
The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. All of the Company’s operations are in the United States and all of its long-lived assets are maintained in the United States.
Comprehensive Loss
Comprehensive loss is comprised of net loss and unrealized holding gains and losses on available-for-sale securities, if any, as follows (in thousands):

	Fiscal Year Ended June 30,
	2010	2009	2008
Net loss	$(10,924)	$(17,205)	$(18,196)
Change in unrealized gain (loss) on investments	—	12	(10)

Comprehensive loss	$(10,924)	$(17,193)	$(18,206)

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

	Fiscal Year Ended June 30,
	2010	2009	2008
Numerator:
Net loss	$(10,924)	$(17,205)	$(18,196)

Denominator:
Weighted-average common shares outstanding	21,935	15,815	14,893
Less: Weighted-average non-vested common shares subject to repurchase	—	—	(1)
Less: Weighted-average non-vested restricted stock awards	(8)	(39)	(48)

Denominator for basic and diluted net loss per common share	21,927	15,776	14,844

Basic and diluted net loss per common share	$(0.50)	$(1.09)	$(1.23)

Outstanding securities not included in diluted net loss per common share calculation:
(in thousands)

	As of June 30,
	2010	2009
Options to purchase common stock	3,062	1,446
Non-vested restricted stock units and awards	46	229
Warrants	4,706	648

	7,814	2,323

Stock-Based Compensation
Stock-based compensation cost related to employee and director share-based compensation plans, including stock options and restricted stock units, is measured on the grant date, based on the fair value-based measurement of the award and is recognized as an expense over the requisite service period. The Company recognizes compensation expense using the accelerated method.
The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Fiscal Year Ended June 30,
	2010	2009	2008
Risk-free interest rate	1.49% – 2.35%	0.10% – 2.57%	2.39% – 3.70%
Dividend yield	—	—	—
Weighted-average expected life	3.5 – 4.58 years	0.25 – 4.5 years	4.56 years
Volatility	68% – 81%	53% – 136%	58%
Since the Company has limited historical data on volatility of its stock, the expected volatility is based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.

The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $1.2 million, or $0.06 per share, $1.6 million, or $0.10 per share, and $1.4 million, or $0.09 per share for fiscal years ended June 30, 2010, 2009, and 2008, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.9 million at June 30, 2010 and is expected to be recognized over a weighted average period of 2.8 years.
Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands).

	Fiscal Year Ended June 30,
	2010	2009	2008
Cost of product sales	$178	$187	$51
Research and development	329	522	605
Selling, general and administrative	703	1,183	1,026

Total	$1,210	$1,892	$1,682

Recent Accounting Pronouncements
Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC” or “Codification”). The Codification is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP and became effective for interim periods and fiscal years ending on or after September 15, 2009. The Codification explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. The Company has updated all existing GAAP references in these financial statements in accordance with the Codification. As the Codification was not intended to change or alter existing GAAP, the adoption of the Codification did not have any impact on the amounts included in the Company’s financial statements.
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 which addresses the accounting for multiple-element arrangements to potentially enable vendors to account for products or services separately rather than as a combined unit. This guidance also modifies the manner in which transaction consideration is allocated across the separately identified elements and significantly expands the disclosure requirements for multiple-element revenue arrangements. The Company will adopt this guidance as of July 1, 2010 and apply it prospectively to arrangements entered into or materially modified after the adoption date. The Company does not expect the adoption of ASU No. 2009-13 to have any impact on its results of operations or financial condition upon its required adoption.
In April of 2010, ASC 605, “Revenue Recognition,” was amended to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements. Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. This guidance is effective for the Company as of July 1, 2010 and will be applied on a prospective basis. The Company does not expect this guidance to have any impact on its results of operations or financial condition upon its required adoption.

Note 2. Fair Value Measurements
ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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
The Company does not have any liabilities that are measured at fair value. All assets that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$511	$—	$—	$511

Total assets at fair value	$511	$—	$—	$511

	As of June 30, 2009
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$510	$—	$—	$510

Total assets at fair value	$510	$—	$—	$510

Cash equivalents, consisting of funds held in money market instruments, are included in Level 1 as their fair value is based on market prices/quotes for identical assets in active markets.
As of June 30, 2010, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable, accounts payable, deferred development revenue and note payable, are reported at their current carrying values which approximate fair value given the short term nature of these instruments.

Note 3. Inventories
During the fiscal year ended June 30, 2009 the Company experienced reduced demand for the Company’s C-Port systems and recorded a $248,000 write-down for excess and obsolete C-Port system inventory at June 30, 2009. As of June 30, 2010, raw materials continue to include a write-down of $246,000 related to this excess and obsolete C-Port inventory. Additionally, as of June 30, 2010, the Company recorded a write-down of $189,000 primarily on its PAS-Port inventory to state the finished goods inventory at the lower of cost or market due to higher product cost per unit manufactured.
Inventories consisted of the following (in thousands):

	June 30,
	2010	2009
Raw materials	$250	$256
Work in progress	62	404
Finished goods	819	1,235

	$1,131	$1,895

Note 4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30,
	2010	2009
Computer hardware and software	$501	$485
Office furniture and equipment	220	220
Machinery and equipment	5,545	5,122
Leasehold improvements	567	567
Construction in process	—	149

	6,833	6,543
Less: accumulated depreciation and amortization	(5,495)	(4,681)

	$1,338	$1,862

Note 5. Commitments and Contingencies
In April 2003, the Company entered into a non-cancelable operating lease for office space that was scheduled to expire in July 2008. In December 2007, the Company entered into a second amendment to its Office Lease Agreement extending the operating lease for its headquarters through August 2011. Pursuant to the initial terms of the Operating Lease Agreement, the Company obtained a letter of credit for $500,000 and, in order to obtain the letter of credit, the Company placed cash funds in the amount of $500,000 in a certificate of deposit account. The security deposit was reduced to $300,000 in the second amendment and further reduced to $150,000 in the third amendment. The cash funds amount is restricted until the expiration of the lease agreement in August 2011 and is recorded as non-current restricted cash.
Future minimum lease payments under the non-cancelable operating leases having initial terms in excess of one year as of June 30, 2010, are as follows (in thousands):

Operating
Fiscal year ending June 30,	Leases
2011	858
2012	144

Total minimum lease payments	$1,002

Rent expense for fiscal years 2010, 2009 and 2008, was $832,000, $753,000 and $245,000, respectively.
Note 6. License, Development and Commercialization Agreements
In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received payments of $1.0 million and $1.7 million in fiscal years ended June 30, 2009 and 2008, respectively. The Company received no payments in fiscal 2010. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project. The Company recorded as development revenue under the agreement a total of $124,000, $1.4 million and $1.2 million in fiscal years ended June 30, 2010, 2009 and 2008, respectively. A total of $403,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2010. The Company is entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. The Company is also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any.
On December 9, 2005, the Company entered into, and in September 2007 amended and in July 2009 amended and partially terminated, an agreement with Cook to develop the Cook Vascular Closure Device. Under the agreement, Cook funded certain development activities, and the Company and Cook jointly developed the device, under the direction of a Development Committee that included representatives from each party. Under the original agreement and the first amendment in September 2007, Cook received an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the Cook Vascular Closure Device for medical procedures in any part of the body. Under this agreement, the Company received payments totaling approximately $5.3 million, including $0, $1.0 million and $1.5 million in fiscal years ended June 30, 2010, 2009 and 2008, respectively. The Company recorded as development revenue under the agreement a total of $0, $1.6 million and $1.4 million for fiscal years ended June 30, 2010, 2009, and 2008, respectively. In July 2009, the Company entered into a partial termination and second amendment of this agreement to terminate Cook’s participation in the project and to provide to Cook a royalty on net sales of the Cook Vascular Closure Device if Cardica successfully commercializes the product. The remaining deferred revenue balance was recognized as revenue in the fourth quarter of fiscal 2009 as all of the Company’s activities under this agreement had been completed and no amounts were refundable to Cook. In addition, during fiscal year 2009, the Company recognized a total of $251,000 of product sales to Cook of the Cook Vascular Closure Device.
Note 7. Related-Party Transactions
Financing Activities
In November 2007, the Company sold 1,500,000 shares of its common stock, and Guidant Investment Corporation (“Guidant Investment”) sold 2,575,795 shares of the Company’s common stock, in an underwritten public offering. The Company received net proceeds of approximately $11.5 million. In December 2007, the Company received approximately $3.8 million in net proceeds from the sale of an additional 481,170 shares of its common stock upon exercise of the over-allotment option. The Company did not receive any funds from the sale of its common stock by Guidant Investment. As of June 30, 2008, Guidant Investment was no longer a stockholder or related party of the Company. In connection with the sales of shares offered by the Company in 2007, Allen & Company LLC acted as a co-manager on these transactions and received total fees of approximately $198,000.

In March 2009, the Company engaged Allen & Company LLC to help evaluate strategic alternatives. A member of the Company’s Board of Directors, John Simon, is a Managing Director at Allen & Company LLC. Allen & Company LLC received $200,000 in connection with this engagement.
Development and Supply Agreement
In December 2003, the Company entered into a Development and Supply Agreement with Guidant Investment, a note holder and a related party for the development and commercialization of an aortic cutter for Guidant, the Heartstring product. The agreement called for the Company to develop and manufacture aortic cutters. Production of the aortic cutter has been outsourced by Guidant to a third-party manufacturer, and the Company will receive royalties quarterly for each unit sold in the future. During fiscal years ended June 30, 2010, 2009, and 2008, the Company received $93,000, $85,000 and $67,000, respectively, of royalty revenue under this agreement. As of June 30, 2008, Guidant Investment was no longer a related party of the Company.
Note 8. Note Payable
In June 2003, the Company entered into, and in March 2007 amended, a distribution agreement with Century Medical, Inc. Also in June 2003, the Company issued a subordinated note to Century Medical in the amount of $3.0 million due in June 2008 bearing 5% interest per annum. In March 2007, Century Medical and the Company restructured the note payable such that the note was no longer subordinate, the Company paid $1.0 million in April 2007 and the remaining $2.0 million of the note payable was due in June 2010.
On April 1, 2010, the Company entered into the Note Agreement Amendment, under which the Company made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. In the event that the Company obtained at least $10 million in equity or debt financing during the period from April 1, 2010 through the new maturity date, the Company was required to make a payment of at least $400,000 of the then-outstanding principal within ten business days after the date on which the amount of such aggregate financing was completed. In connection with the Note Agreement Amendment, the Company entered into the Distribution Agreement Amendment, under which the Company agreed that, during the time during which any amounts are outstanding under the Note Agreement, the Company will not increase the price to Century Medical of the PAS-Port system being distributed by Century Medical.
The note bore interest at 5% per annum through June 2008 and then increased to 6% per annum until maturity. All interest due under the note to Century Medical was payable quarterly in arrears on January 31, April 30, July 31, and October 31 of each year. The Company made interest payments of $118,000, $117,000, and $101,000 in fiscal years ended June 30, 2010, 2009, and 2008, respectively. The interest payable at June 30, 2010 and 2009 was $14,000 and $20,000, respectively, and is included in other accrued liabilities in the accompanying balance sheets. Related to the note, Century Medical had a continuing security interest in all of our personal property and assets, including intellectual property, until the note was repaid. There were no covenants associated with this debt. On August 17, 2010, we repaid the remaining $1.4 million principal balance and interest due on the debt facility.
Note 9. Stockholders’ Equity
The total number of shares that the Company is authorized to issue is 50,000,000 shares, with 45,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock.

Private Placement Offering
On September 30, 2009, institutional and individual investors, including existing stockholders, purchased approximately $10.2 million of the Company’s common stock and warrants to purchase the Company’s common stock in a private placement (the “Private Placement”). The net proceeds were approximately $9.9 million after offering expenses. Under the terms of the purchase agreement with these investors, the Company sold 8,142,082 units at a purchase price of $1.2525 per unit, with each unit consisting of one share of common stock and one warrant to purchase 0.50 of a share of common stock, or 4,071,046 shares of the Company’s common stock. The warrants are exercisable commencing on April 1, 2010 at $1.45 per share and will expire five years after the date of issuance. There were no underwriters or placement agents involved with the Private Placement, and no underwriting discounts or commissions or similar fees were payable in connection with the Private Placement. The issuance was made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933, as amended, (the “Securities Act”) and Rule 506 promulgated thereunder, and was made without general solicitation or advertising. Each investor represented that it was an accredited investor with access to information about us sufficient to evaluate the investment and that the common stock and warrants were being acquired without a view to distribution or resale in violation of the Securities Act.
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
Preferred Stock
The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance the Company can determine the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of June 30, 2010 or 2009.

Shares Reserved
Shares of common stock reserved for future issuance are as follows:

June 30,
2010
Stock options outstanding	3,061,926
Shares available for grant under stock option plan	794,135
Warrants for common stock	4,706,410

8,562,471

Stock Options
In 1997, the Company adopted the 1997 Equity Incentive Plan (the “1997 Plan”). The 1997 Plan provides for the granting of options to purchase common stock and the issuance of shares of common stock, subject to Company repurchase rights, to directors, employees and consultants. Certain options are immediately exercisable, at the discretion of the Board of Directors. Shares issued pursuant to the exercise of an unvested option are subject to the Company’s right of repurchase which lapses over periods specified by the board of directors, generally four years from the date of grant. In February 2006, the Company terminated all remaining unissued shares under the 1997 Plan. Although the 1997 Plan terminated, all outstanding options thereunder will continue to be governed by their existing terms.
In October 2005, the Company’s Board of Directors adopted, and in December 2005 the stockholders approved, the 2005 Equity Incentive Plan, as amended (the “2005 Plan”). A total of 3,400,000 shares of common stock have been reserved for issuance under the 2005 Plan.
Stock awards granted under the 2005 Plan may either be incentive stock options, nonstatutory stock options, stock bonuses or rights to acquire restricted stock. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant, as determined by the Board of Directors, and nonstatutory options may be granted to employees, directors or consultants at exercise prices of no less than the fair value. If, at the time the Company grants an option, the optionee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the Board of Directors. Options expire no more than 10 years after the date of grant, or earlier if employment is terminated.
Common stock options may include a provision whereby the holder, while an employee, director or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at its option and at a price equal to the original purchase price of the stock. The Company does not consider the stock issued upon exercise of an unvested stock option substantively exercised, and the cash paid for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized by the Company as a liability. As the underlying shares vest, the deposit liability is reclassified as equity. As of June 30, 2010 and 2009, no such shares are subject to the Company’s right of repurchase and excluded from stockholders’ equity.

Option activity under all Plans is as follows:

		Outstanding Options
			Weighted- Average
	Shares		Exercise
	Available for	Number of	Price Per
	Grant	Shares	Share
Balance at June 30, 2007	117,967	1,316,006	$4.67
Shares reserved	500,000	—	—
Options granted	(155,450)	155,450	7.61
Restricted stock awards	(52,450)	—	—
Options exercised	—	(77,036)	2.19
Options forfeited	60,288	(60,288)	5.98

Balance at June 30, 2008	470,355	1,334,132	5.10
Shares reserved	500,000	—	—
Options granted	(530,050)	530,050	8.03
Restricted stock awards	(250,850)	—	—
Options exercised	—	(44,144)	3.33
Options forfeited	373,889	(373,889)	7.09
Awards forfeited	55,250	—	—

Balance at June 30, 2009	618,594	1,446,149	5.65
Shares reserved	1,750,000	—	—
Options granted	(2,217,785)	2,217,785	1.28
Restricted stock awards	(66,425)	—	—
Options exercised	—	(8,257)	1.81
Options forfeited	593,751	(593,751)	4.29
Awards forfeited	116,000	—	—

Balance at June 30, 2010	794,135	3,061,926	$2.63

The following table summarizes information about options outstanding, vested and exercisable at June 30, 2010:

Options Outstanding				Options exercisable
		Weighted-	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number of	Contractual	Price per	Number of	Price per
Exercise Prices	Shares	Life (years)	Share	Shares	Share
$1.12	1,257,202	6.36	$1.12	211,725	$1.12
$1.21 – $1.55	761,743	6.05	1.46	385,708	1.48
$1.71 – $4.53	512,674	5.28	2.57	432,220	2.69
$4.60 – $9.00	291,691	4.26	6.91	240,716	7.00
$9.20	223,618	5.10	9.20	107,520	9.20
$9.75	14,998	5.46	9.75	14,998	9.75

Total outstanding	3,061,926	5.81	$2.63	1,392,887	$3.44

Options vested and expected to vest	2,795,805	5.76	$2.72

The weighted average remaining contractual life for all currently exercisable options as of June 30, 2010 was 5.2 years. The aggregate intrinsic value as of June 30, 2010 of all outstanding options was $788,000, options vested and expected to vest was $681,000 and options exercisable was $170,000. The aggregate intrinsic value as of June 30, 2009 of all outstanding options was $2,000, options vested and expected to vest was $2,000 and options exercisable was $2,000.
The weighted-average estimated grant date fair value of options granted to employees and directors during fiscal years 2010, 2009, and 2008 was $0.70, $3.69, and $3.25, respectively. The intrinsic value of all options exercised during fiscal years 2010, 2009, and 2008 was $4,000, $189,000, and $447,000, respectively. The fair value of all stock awards actually vesting in fiscal years 2010, 2009, and 2008 was $594,000, $740,000, and $850,000, respectively.

Restricted Stock Units and Awards
The following table summarizes information about restricted stock activity.

		Weighted-
		Average
		Grant-
		Date Fair
		Value per
	Shares	Share
Non-vested restricted stock at June 30, 2007	12,917
Awarded	52,450	$11.25
Vested	(5,950)
Forfeited	—

Non-vested restricted stock at June 30, 2008	59,417
Awarded	250,850	$3.62
Vested	(26,167)
Forfeited	(55,250)

Non-vested restricted stock at June 30, 2009	228,850
Awarded	—
Vested	(66,425)
Forfeited	(116,000)

Non-vested restricted stock at June 30, 2010	46,425

The fair value of each restricted stock award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units and awards is recognized over the requisite service period as adjusted for estimated forfeitures.
Warrants
The Company has outstanding warrants to purchase common stock that are all exercisable at June 30, 2010 as follows:

	Exercise
	Price Per
Shares	Share	Expiration
4,071,046	$1.45	September 2014
575,347	5.65	June 2012
60,017	11.58	October 2010

4,706,410

Note 10. Reductions in Force
During the fiscal year ended June 30, 2009, the Company reduced its workforce by 51 employees in an effort to reduce the Company’s operating expenses. The total charge incurred during the fiscal year ended June 30, 2009 in connection with this reduction in workforce was approximately $847,000, of which approximately $798,000 was paid as severance payments and the balance was for outplacement services. The charges were included in research and development expense and selling, general and administrative expense.
Note 11. Income Taxes
Under the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009 ( the “Acts”), signed into law in July 2008 and February 2009, respectively, taxpayers can claim refundable AMT or research and development credit if they forego bonus depreciation on certain qualified fixed assets placed in service between April 2008 and December 2009. The Company computed and recognized a credit based on fixed assets placed into service in the fiscal years ended June 30, 2010 and 2009. The Company recorded an income tax benefit of $31,000 and $72,000 in the fiscal years ended June 30, 2010 and 2009, respectively, for the U.S. federal refundable credit as provided by the Acts.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2010	2009
Net operating loss carry-forwards	$39,267	$36,008
Research credits	1,747	2,340
Capitalized research and development expenses	77	107
Fixed asset depreciation	365	291
Other	795	462

Total deferred tax assets	42,251	39,208
Valuation allowance	(42,251)	(39,208)

Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $3.0 million, $6.3 million, and $3.8 million during fiscal years ended June 30, 2010, 2009, and 2008, respectively.
As of June 30, 2010, the Company had federal net operating loss carry-forwards and research credit carry-forwards of approximately $104.5 million and $0.6 million, respectively. The net operating loss carry-forwards begin to expire in the fiscal year 2013. The research credit carry-forwards begin to expire in the fiscal year 2021. Additionally, the Company’s state net operating loss carry-forwards of approximately $75.2 million begin to expire in the fiscal year 2013. The Company has state research credit carry-forwards of $2.3 million which have no expiration date.
Included in the valuation allowance balance as of June 30, 2010 is $0.3 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the Statement of Operations.

The reconciliation of income tax benefits attributable to the net loss computed at the U.S. federal statutory rates to the income tax benefit recorded (in thousands):

	Fiscal Year Ended June 30,
	2010	2009	2008
Tax benefit at U.S. statutory rate	$(3,725)	$(5,874)	$(6,186)
Loss for which no tax benefit is currently recognizable	3,428	5,201	5,726
Refundable research credits	(31)	(72)	—
Stock based compensation	279	616	404
Other, net	18	57	56

	$(31)	$(72)	$—

Utilization of the net operating loss carry-forwards and credit carry-forwards may be subject to a substantial annual limitation due to the limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. In the fiscal year ended June 30, 2010, the Company concluded a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry-forwards and credit carry-forwards attributable to periods before the change. The Company concluded that approximately $4.9 million of federal net operating loss carry-forwards, $1.5 million of federal credit carry-forwards, $122,000 of California state credit carry-forwards and approximately $19.5 million of California state net operating loss carry-forwards are significantly limited to offset future income, if any. The reductions are reflected in the carry-forward amounts included above.
At June 30, 2010, the Company had unrecognized tax benefits of $595,000, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at July 1, 2007	$574
Additions based on tax positions related to current year	72
Reductions for tax positions of prior year	(7)

Balance at June 30, 2008	639
Additions based on tax positions related to current year	106
Additions for tax positions of prior year	10
Reductions for tax positions of prior year	(18)

Balance at June 30, 2009	737
Additions based on tax positions related to current year	77
Reductions for tax positions of current year	(11)
Reductions for tax positions of prior year	(208)

Balance at June 30, 2010	$595

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2010. The tax years 1998 through 2010 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.
The Company does not anticipate that total unrecognized tax benefits will significantly change prior to June 30, 2011 other than in the normal course of business.
Note 12. Employee Benefit Plan
In January 2001, the Company adopted a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees. Employees may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations. The Company may make discretionary contributions as determined by the Board of Directors. No amount was contributed by the Company to the plan during fiscal years ended June 30, 2010, 2009 or 2008.
Note 13. Indemnification
From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third-party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third-party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum potential amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2010 or 2009 as there are no amounts currently estimable or probable of payment.

Note 14. Subsequent Event
On August 16, 2010, the Company entered into a License Agreement with Intuitive Surgical Operations, Inc. (“Intuitive Surgical”), a subsidiary of Intuitive Surgical, Inc., pursuant to which the Company granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use the Company’s intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications (the “License Agreement”) for an upfront license fee of $9 million. The Company will also be eligible to receive a milestone payment if sales of any products incorporating the Company’s patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement and will also be eligible to receive single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by the Company’s patent rights as well as on sales of certain other products covered by the Company’s patent rights that may be developed in the future.
In addition, on the same date, the Company and Intuitive Surgical entered into a Stock Purchase Agreement pursuant to which Intuitive Surgical paid $3 million to purchase from the Company an aggregate of 1,249,541 newly-issued shares of the Company’s common stock.
2. Financial Statement Schedules
All financial statement schedules are omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3. The following exhibits are included herein or incorporated herein by reference:
(a) Exhibits

Exhibit
Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3.2	(6)	Bylaws of the Registrant as currently in effect.
3.3	(1)	Specimen Common Stock certificate of the Registrant.
4.1	(1)	Warrant dated March 17, 2000 exercisable for 36,810 shares of common stock (on a pre-split basis).
4.2	(1)	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis).
4.3	(2)	Form of Warrant dated June 2007.
4.4	(12)	Form of Warrant dated September 2009.
10.1	(1)	1997 Equity Incentive Plan and forms of related agreements and documents. +
10.2	(3)	2005 Equity Incentive Plan and forms of related agreements and documents. +
10.3	(1)	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.
10.4	(8)	Second Amendment to Office Lease Agreement, executed and delivered on December effective November 19, 2007.
10.5	(1)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003.†
10.6	(4)	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.†
10.7		Amendment No. 2 to Distribution Agreement, dated June 13, 2007, by and between Cardica, Inc. and Century Medical, Inc. †
10.8		Amendment No. 3 to Distribution Agreement, dated January 24, 2008, by and between Cardica, Inc. and Century Medical, Inc.
10.9	(13)	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc.†
10.10	(1)	Subordinated Convertible Note Agreement with Century Medical, Inc. dated June 16, 2003, and Amendment No. 1 thereto, dated August 6, 2003.†
10.11	(4)	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. †
10.12	(13)	Amendment No. 3 to Subordinated Convertible Note Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. †
10.13	(4)	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc.
10.14	(2)	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10.15	(16)	Additional Compensation Information for named executive officers. +
10.16		Cardica, Inc. Non-Employee Director Compensation. +
10.17	(1)	Benefit Agreement with Bernard Hausen, M.D., Ph.D.+
10.18	(9)	Letter Agreement with Frederic M. Bauer+
10.19	(10)	Cardica, Inc. Change in Control and Severance Benefit Plan. +
10.20	(11)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement. +
10.21	(5)	License, Development and Commercialization Agreement by and between the Company and Cook Incorporated, dated June 12, 2007.
10.22	(7)	Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated September 19, 2007.
10.23	(15)	Second Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated June 19, 2009.
10.24	(12)	Securities Purchase Agreement, dated September 29, 2009, by and among Cardica, Inc., and purchasers listed on the signature pages thereto.
10.25	(12)	Registration Rights Agreement, dated September 25, 2009, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.

Exhibit
Number		Description

10.26	(14)	Stock Purchase Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc.
10.27	(14)	Registration Rights Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc.
10.28		License Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. †
21.1	(1)	Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page).
31.1		Certification of chief executive officer.
31.2		Certification of chief financial officer.
32.1		Section 1350 Certification.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

+	Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, file no. 333-129497, declared effective on February 2, 2006, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2009 and incorporated herein by reference.

(4)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007 and incorporated herein by reference.

(5)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, excluding Items 3.01 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2010 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2009 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009 and incorporated herein by reference.
(b) Financial Statement Schedules
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc. Registrant

September 24, 2010 Date	/s/ Robert Y. Newell Robert Y. Newell
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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Bernard A. Hausen Bernard A. Hausen, M.D., Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	September 24, 2010

/s/ Robert Y. Newell Robert Y. Newell	Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2010

/s/ Kevin T. Larkin Kevin T. Larkin	Director	September 24, 2010

/s/ Richard P. Powers Richard P. Powers	Director	September 24, 2010

/s/ Jeffrey L. Purvin Jeffrey L. Purvin	Director	September 24, 2010

/s/ John Simon John Simon, Ph.D.	Director	September 24, 2010

/s/ William H. Younger, Jr. William H. Younger, Jr.	Director	September 24, 2010

Exhibit
Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3.2	(6)	Bylaws of the Registrant as currently in effect.
3.3	(1)	Specimen Common Stock certificate of the Registrant.
4.1	(1)	Warrant dated March 17, 2000 exercisable for 36,810 shares of common stock (on a pre-split basis).
4.2	(1)	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis).
4.3	(2)	Form of Warrant dated June 2007.
4.4	(12)	Form of Warrant dated September 2009.
10.1	(1)	1997 Equity Incentive Plan and forms of related agreements and documents. +
10.2	(3)	2005 Equity Incentive Plan and forms of related agreements and documents. +
10.3	(1)	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.
10.4	(8)	Second Amendment to Office Lease Agreement, executed and delivered on December effective November 19, 2007.
10.5	(1)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003.†
10.6	(4)	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.†
10.7		Amendment No. 2 to Distribution Agreement, dated June 13, 2007, by and between Cardica, Inc. and Century Medical, Inc. †
10.8		Amendment No. 3 to Distribution Agreement, dated January 24, 2008, by and between Cardica, Inc. and Century Medical, Inc.
10.9	(13)	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc.†
10.10	(1)	Subordinated Convertible Note Agreement with Century Medical, Inc. dated June 16, 2003, and Amendment No. 1 thereto, dated August 6, 2003.†
10.11	(4)	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. †
10.12	(13)	Amendment No. 3 to Subordinated Convertible Note Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. †
10.13	(4)	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc.
10.14	(2)	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10.15	(16)	Additional Compensation Information for named executive officers. +
10.16		Cardica, Inc. Non-Employee Director Compensation. +
10.17	(1)	Benefit Agreement with Bernard Hausen, M.D., Ph.D.+
10.18	(9)	Letter Agreement with Frederic M. Bauer+
10.19	(10)	Cardica, Inc. Change in Control and Severance Benefit Plan. +
10.20	(11)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement. +
10.21	(5)	License, Development and Commercialization Agreement by and between the Company and Cook Incorporated, dated June 12, 2007.
10.22	(7)	Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated September 19, 2007.
10.23	(15)	Second Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated June 19, 2009.
10.24	(12)	Securities Purchase Agreement, dated September 29, 2009, by and among Cardica, Inc., and purchasers listed on the signature pages thereto.
10.25	(12)	Registration Rights Agreement, dated September 25, 2009, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.

Exhibit
Number		Description

10.26	(14)	Stock Purchase Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc.
10.27	(14)	Registration Rights Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc.
10.28		License Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. †
21.1	(1)	Subsidiaries of Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (included on signature page).
31.1		Certification of chief executive officer.
31.2		Certification of chief financial officer.
32.1		Section 1350 Certification.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment and this exhibit has been filed separately with the SEC.

+	Indicates management contract or compensatory plan.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1, file no. 333-129497, declared effective on February 2, 2006, as amended, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2009 and incorporated herein by reference.

(4)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2007 and incorporated herein by reference.

(5)	Filed as exhibits to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2007, excluding Items 3.01 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007 and incorporated herein by reference.

(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2007 and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008 and incorporated herein by reference.

(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2009 and incorporated herein by reference.

(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 20, 2009 and incorporated herein by reference.

(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.

(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2010 and incorporated herein by reference.

(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010 and incorporated herein by reference.

(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2009 and incorporated herein by reference.

(16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2009 and incorporated herein by reference.