Form 10-Q
period 2010-09-30
CARDICA INC
filed 2010-11-15
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
On November 5, 2010, there were 25,277,011 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2010	June 30, 2010
	(unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$14,894	$6,561
Accounts receivable	364	376
Inventories	851	1,131
Prepaid expenses and other current assets	179	231

Total current assets	16,288	8,299

Property and equipment, net	1,152	1,338
Restricted cash	154	154

Total assets	$17,594	$9,791

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$381	$496
Accrued compensation	353	440
Other accrued liabilities	484	517
Deferred revenue	1,366	403
Deferred rent	29	27
Note payable	—	1,400

Total current liabilities	2,613	3,283

Other non-current liabilities	26	31

Total liabilities	2,639	3,314

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 45,000,000 shares authorized 25,270,345 and 24,005,813 shares issued and outstanding at September 30, 2010 and June 30, 2010, respectively	25	24
Additional paid-in capital	129,635	127,381
Treasury stock at cost 66,227 shares at September 30, 2010 and June 30, 2010	(596)	(596)
Accumulated deficit	(114,109)	(120,332)

Total stockholders’ equity	14,955	6,477

Total liabilities and stockholders’ equity	$17,594	$9,791

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended
	September 30,
	2010	2009
Net revenue
Product sales, net	$995	$817
License and development revenue	9,025	105
Royalty revenue	22	25

Total net revenue	10,042	947

Operating costs and expenses
Cost of product sales	944	840
Research and development	1,375	1,143
Selling, general and administrative	1,495	1,604

Total operating costs and expenses	3,814	3,587

Income (loss) from operations	6,228	(2,640)

Interest income	8	5
Interest expense	(11)	(30)
Other income (expense)	(2)	1

Net income (loss)	$6,223	$(2,664)

Basic net income (loss) per common share	$0.25	$(0.17)

Diluted net income (loss) per common share	$0.24	$(0.17)

Shares used in computing net income (loss) per common share
Basic	24,623	15,796

Diluted	26,000	15,796

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended
	September 30,
	2010	2009
Operating activities:
Net income (loss)	$6,223	$(2,664)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	193	217
Loss on disposal of property and equipment	—	53
Stock-based compensation expenses	244	567
Changes in assets and liabilities:
Accounts receivable	12	302
Prepaid expenses and other current assets	47	61
Inventories	280	6
Restricted cash	—	10
Accounts payable and other accrued liabilities	(148)	(220)
Accrued compensation	(87)	16
Deferred revenue	963	(105)
Deferred rent	2	6

Net cash provided by (used in) operating activities	7,729	(1,751)

Investing activities:
Purchases of property and equipment	(7)	(285)

Net cash used in investing activities	(7)	(285)

Financing activities:
Net proceeds from issuance of common stock	2,011	10,045
Payment of note payable	(1,400)	—

Net cash provided by financing activities	611	10,045

Net increase in cash and cash equivalents	8,333	8,009
Cash and cash equivalents at beginning of period	6,561	5,328

Cash and cash equivalents at end of period	$14,894	$13,337

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Cardica, Inc. (“Cardica”, the “Company”, “we”, “our” or “us”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company designs, manufactures and markets proprietary automated anastomotic systems used in surgical procedures. The Company also has re-focused its business on the development of an endoscopic microcutter product line intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. The Company is developing the Cardica Microcutter ES8, a multi-fire endolinear microcutter device based on the Company’s proprietary “staple-on-a-strip” technology, which would expand the Company’s commercial opportunity into additional surgical markets.
Basis of Presentation
The accompanying unaudited condensed financial statements of Cardica have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of balances and results have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.
The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2010 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 24, 2010.
Use of Estimates
The preparation of financial statements in conformity with GAAP generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from these estimates.
Revenue Recognition
The Company recognizes revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) title or rights have transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. The Company uses contracts and customer purchase orders to determine the existence of an arrangement. The Company uses contractual terms, shipping documents and third-party proof of delivery to verify that title or rights have transferred. The Company assesses whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, the Company assesses a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If the Company determines that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.
The Company records product sales net of estimated product returns and discounts from the list prices for its products. The amounts of product returns and the discount amounts have not been material to date. The Company includes shipping and handling costs in cost of product sales.
The Company adopted Accounting Standards Update (“ASU”) No. 2010-17, which addresses the milestone method of revenue recognition on July 1, 2010, as required. Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved subject to satisfaction of all revenue recognition criteria at that time. Revenue generated from license fees and performing development services are recognized when it is earned and non-refundable upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on a project are recorded as deferred revenue until such time as the related development expenses plus overhead costs for certain project activities are incurred.

The Company adopted ASU No. 2009-13 which addresses the accounting for multiple-element arrangements on July 1, 2010. The guidance was adopted on a prospective basis and so is effective for all new or materially modified multiple-element arrangements subsequent to July 1, 2010 including the arrangement with Intuitive Surgical Operations, Inc. (“Intuitive Surgical”) that the Company entered into on August 16, 2010. This guidance removes the requirement for objective and reliable evidence of fair value of the undelivered items in order to separate a deliverable into a separate unit of accounting. It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement. The adoption of this guidance has had a material effect upon the revenue recognized for the three months ended September 30, 2010 and will have a material effect upon the revenue recognized in future periods related to the arrangement with Intuitive Surgical.
Inventories
Inventories are recorded at the lower of cost or market on a first-in, first-out basis. The Company periodically assesses the recoverability of all inventories, including materials, work-in-process and finished goods, to determine whether adjustments for impairment are required. Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions. Reduced demand may result in the need for inventory write-downs in the near term. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory.
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
On August 16, 2010, the Company entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from the Company an aggregate of 1,249,541 newly-issued shares of the Company’s common stock (the “Stock Issuance”). The net proceeds recorded to stockholders’ equity based upon the fair value of the common stock on August 16, 2010 were approximately $2.0 million after offering expenses. See Note 7, License, Development and Commercialization Agreements, for a discussion of the accounting treatment of the premium paid of $1.0 million, which is the amount Intuitive Surgical paid above the fair market value of the Company’s stock on the date of the agreement. There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance. Under the associated Registration Rights Agreement between the Company and Intuitive Surgical, the Company is required to meet certain obligations with respect to (1) filing a registration statement with the Securities and Exchange Commission pertaining to all common stock issued to Intuitive Surgical, and (2) using its reasonable best efforts to cause the registration statement to be declared effective within a specified number of days after filing the registration statement. If these requirements are not met or if, after its effective date, such registration statement ceases for any reason to be effective for a specified number of days within a given period of time, the Company is required to pay to Intuitive Surgical (or the holder of the shares subject to the rights, if such rights have been transferred), as liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid pursuant to the Stock Purchase Agreement for the shares then held by Intuitive Surgical or holder, as applicable. Such amount must be paid within a specified period of time following the occurrence of an event triggering the requirement to make a payment and on each monthly anniversary thereafter until such event is cured. There is no specified maximum amount to be paid under these provisions. The Company has assessed the likelihood of making any such liquidated damages payments as remote and has not recorded any contingent liability related to these potential payments.

Stock-Based Compensation
Stock-based compensation expenses related to employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, are calculated pursuant to Accounting Standards Codification, or ASC, 718 “Compensation-Stock Compensation”. Stock-based compensation cost is measured on the grant date, based on the fair value-based measurement of the award and is recognized as an expense over the requisite service period.
The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

Three months ended
September 30,
	2010	2009
Risk-free interest rate	1.19% – 1.60%	1.70% – 2.25%
Weighted-average expected term	4.52 – 4.58 years	3.5 – 4.5 years
Expected volatility	72.9% – 76.3%	79.5% – 81.2%
Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2010 and 2009 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses related to employee and director stock awards under ASC 718 of $222,000 or $0.01 per diluted share, and $544,000 or $0.03 per share, for the three months ended September 30, 2010 and 2009, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.9 million at September 30, 2010 and is expected to be recognized over a weighted average period of 2.7 years.
Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands):

	Three months ended
	September 30,
	2010	2009
Cost of product sales	$18	$104
Research and development	54	168
Selling, general and administrative	172	295

Total	$244	$567

The following table summarizes activity in our share-based compensation plans for the three months ended September 30, 2010:

		Outstanding Options
			Weighted-
			Average
	Shares		Exercise
	Available for	Number of	Price per
	Future Grant	Shares	Share
Balance at June 30, 2010	794,135	3,061,926	$2.63
Options granted	(399,900)	399,900	1.93
Options exercised	—	(14,991)	1.32
Options forfeited	32,154	(32,154)	2.25

Balance at September 30, 2010	426,389	3,414,681	$2.56

The following table summarizes options outstanding and vested and exercisable at September 30, 2010:

		Weighted-
		Average
		Remaining	Number
	Number	Contractual	Vested and
Exercise Price	Outstanding	Life	Exercisable
$1.12	1,244,166	6.11	298,632
$1.21 – $1.55	867,018	5.98	406,632
$1.71 – $6.03	919,567	5.33	609,990
$6.04 – $9.20	369,221	4.79	253,953
$9.75	14,709	5.21	14,709

Total outstanding	3,414,681	5.72	1,583,916

Options vested and expected to vest	3,125,533

Restricted Stock Units
The following table summarizes restricted stock activity for the three months ended September 30, 2010:

Non-vested restricted stock at June 30, 2010	46,425
Forfeited	(250)

Non-vested restricted stock at September 30, 2010	46,175

The fair value of each restricted stock unit is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock unit is recognized over the requisite service period adjusted for estimated forfeitures.
NOTE 3 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period without consideration of potentially dilutive common shares. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period less the weighted average potentially dilutive common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock and non-vested restricted stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net income (loss) per common share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended
	September 30,
	2010	2009
Numerator:
Net income (loss)	$6,223	$(2,664)

Denominator:
Weighted-average common shares outstanding	24,623	15,826
Less: Weighted-average non-vested restricted stock	—	(30)

Denominator for basic net income (loss) per common share	24,623	15,796

Dilutive effect of stock options	403	—
Dilutive effect of non-vested restricted stock awards	43	—
Dilutive effect of warrants	931	—

Denominator for diluted net income per share	26,000	15,796

Basic net income (loss) per common share	$0.25	$(0.17)

Diluted net income (loss) per common share	$0.24	$(0.17)

The following table sets forth the outstanding securities not included in the diluted net income (loss) per common share calculation because their effect would be anitdilutive (in thousands):

	September 30,
	2010	2009
Options to purchase common stock	1,303	1,943
Non-vested restricted stock awards	—	158
Warrants	—	4,719

Total	1,303	6,820

NOTE 4 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is comprised of net income (loss) and unrealized gains/losses on available-for-sale securities. As there were no changes in unrealized gains/losses in the three months ended September 30, 2010 and 2009, comprehensive income (loss) was the same as net income (loss) in each of those periods.

NOTE 5 — FAIR VALUE MEASUREMENTS
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

	As of September 30, 2010
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
As of September 30, 2010, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable are reported at their current carrying values which approximate fair value given the short term nature of these instruments.
NOTE 6 — INVENTORIES
As of June 30, 2010, inventories included a write-down of $246,000 related to excess and obsolete C-Port system inventory. As of September 30, 2010, the Company had released $34,000 of this write-down as a result of units sold in the three months ended September 30, 2010. Additionally, in the three months ended September 30, 2010 and 2009, the Company recorded write-downs of $114,000 and $292,000, respectively, primarily on its PAS-Port inventory to state the finished goods inventory at the lower of cost or market due to higher product cost per unit manufactured.
Inventories consisted of the following (in thousands):

	September 30,	June 30,
	2010	2010
Raw materials	$187	$250
Work in progress	237	62
Finished goods	427	819

	$851	$1,131

NOTE 7 — LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
Cook Incorporated
In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device. The Company’s significant deliverables under the arrangement were the license rights and the associated development activities. These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received payments of $1.0 million and $1.7 million in fiscal years ended June 30, 2009 and 2008, respectively. The Company received no payments in fiscal 2010. The Company recorded as license and development revenue under the agreement a total of $0 and $105,000 for the three months ended September 30, 2010 and 2009, respectively. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $403,000 under this agreement has been recorded as deferred revenue as of September 30, 2010. The Company is entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. The Company is also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.
Intuitive Surgical
On August 16, 2010, the Company entered into a license agreement with Intuitive Surgical (the “License Agreement”) pursuant to which the Company granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use the Company’s intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million. The Company is also eligible to receive a milestone payment if sales of any products incorporating the Company’s patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement as well as single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by the Company’s patent rights as well as on sales of certain other products covered by the Company’s patent rights that may be developed in the future. Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy. Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and except in the case of termination for the Company’s uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well. Intuitive Surgical has rights to improvements in our technology and intellectual property over a specified period of time.
The Company adopted ASU No. 2009-13 which addresses the accounting for multiple-element arrangements on July 1, 2010 on a prospective basis. Under this guidance, the Company determined that there were two substantive deliverables representing separate units of accounting: license rights to technology that existed as of August 16, 2010 and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical (see Note 2, Stockholders’ Equity) were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010 that has been recognized as revenue for the three months ended September 30, 2010 and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, therefore, the revenue recognized for the three months ended September 30, 2010 related to this arrangement is $9.0 million, and, as of September 30, 2010, $1.0 million of deferred revenue relates to this arrangement.
Prior to the adoption of ASU 2009-13, the Company would have assessed that there was one unit of accounting under the arrangement with Intuitive Surgical as there was no objective and reliable evidence of fair value of the license rights to technology that may be developed in the future. Therefore, under the former guidance of Subtopic 605-25 of the Accounting Standards Codification (formerly known as EITF 00-21), the total consideration of $10.0 million would have been recognized ratably over the substantive performance period in which rights are being made available to Intuitive Surgical under the License Agreement. Under the former guidance the license and development revenue recognized for the three months ended September 30, 2010 related to this arrangement would have been $417,000 and the net loss for the three months ended September 30, 2010 would have been $2.4 million or $0.09 per diluted share.

NOTE 8 — NOTE PAYABLE
On April 1, 2010, the Company entered into an amendment (“Note Agreement Amendment”), to its subordinated convertible note agreement, dated June 16, 2003 and as amended to date, with Century Medical, Inc. (“Century Medical”), the Company’s distributor in Japan. Under the terms of the Note Agreement Amendment, the Company made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. On August 17, 2010, the Company repaid the remaining $1.4 million principal balance and interest due on the debt facility.

NOTE 9 — SUBSEQUENT EVENTS

On November 9, 2010, the Company’s stockholders approved an amendment to the Company’s 2005 Equity Incentive Plan to increase the number of shares of common stock authorized for issuance under the 2005 Plan by 500,000 shares.  In addition, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of the Company’s common stock from 45,000,000 to 65,000,000 shares.

On November 11, 2010, the Company entered into an amendment to its facility lease, which is effective as of November 11, 2010 (the “Amendment”).  Pursuant to the Amendment, the term of the lease is extended four years, through August 31, 2015 and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises.  The base rent during the extended term is $51,824.50 per month from January 1, 2011 through December 31, 2011, $53,305.20 per month from January 1, 2012 through December 31, 2012, $55,378.18 per month from January 1, 2013 through December 31, 2013, $59,228.00 per month from January 1, 2014 through December 31, 2014, and $62,189.40 per month from January 1, 2015 through August 31, 2015.  In addition, under the Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”) and set forth the method of determination of the annual rent payable by Cardica during the Option Term. Under the operating lease the Company was required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $150,000 has been recorded as restricted cash in the Condensed Balance Sheet at September 30, 2010 related to the letter of credit. Further, effective as of January 1, 2011, the amount of the letter of credit shall be reduced from $150,000 to $100,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue, sufficiency of cash resources or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimates,” “potential,” or “continue” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.
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
Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target artery. As of September 30, 2010, more than 11,000 C-Port systems have been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of September 30, 2010, more than 20,700 PAS-Port systems had been sold in the United States, Europe and Japan. In addition to our commercialized cardiac surgery products, we are developing the Cardica Microcutter ES8, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets.
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

We manufacture our C-Port and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For the three months ended September 30 2010, we generated net revenue of $10.0 million and recorded a net income of $6.3 million.
Since our inception, except for the three months ended September 30, 2010, in which we recorded net income due to the license rights granted to Intuitive Surgical, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If revenue from product sales does not increase, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.
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
As of September 30, 2010, we had cash and cash equivalents of $14.9 million. We believe that our existing cash and cash equivalents, along with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through September 30, 2011. While our cash resources would permit us to continue through September 30, 2011, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including primarily our ability to meet our microcutter product development objectives and milestones, obtaining regulatory clearance for the Cardica Microcutter ES8 and other microcutter products, the level of market acceptance of our microcutter products, the extent of our sales and marketing efforts related to our products and the amount of revenue that we receive from product sales, as well as other factors described in the “Liquidity and Capital Resources” section below.
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
Agreements with Intuitive Surgical
On August 16, 2010, we entered into a license agreement, or License Agreement, with Intuitive Surgical Operations, Inc., or Intuitive Surgical, pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications for an upfront license fee of $9.0 million. We are also eligible to receive a milestone payment if sales of any products incorporating our patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement as well as single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by our patent rights as well as on sales of certain other products covered by our patent rights that may be developed in the future. Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy. Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and, except in the case of termination for our uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well. Intuitive Surgical has rights to improvements in our technology and intellectual property over a specified period of time.

In addition, on the same date, we entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 newly-issued shares of the Company’s common stock (the “Stock Issuance”). The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010 were approximately $2.0 million after offering expenses. From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $9.0 million has been recorded as license and development revenue for the three months ended September 30, 2010 and $1.0 million has been recorded as deferred revenue as of September 30, 2010. There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.
Agreements with Cook Incorporated
In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and we and Cook jointly developed the device. Our significant deliverables under the arrangement were the license rights and the associated development activities. These deliverables were determined to represent one unit of account as there was no standalone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we received payments of $1.0 million and $1.7 million in fiscal years ended June 30, 2009 and 2008, respectively. We received no payments in fiscal 2010. We recorded as contract revenue under the agreement a total of $0 and $105,000 for the three months ended September 30, 2010 and 2009, respectively. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $403,000 under this agreement has been recorded as deferred revenue as of September 30, 2010. We are entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. We are also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any. On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.
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

Revenue Recognition. We recognize revenue when four basic criteria are met: (1) persuasive evidence of an arrangement exists; (2) title or rights have transferred; (3) the fee is fixed or determinable; and (4) collectability is reasonably assured. We generally use contracts and customer purchase orders to determine the existence of an arrangement. We use contractual terms, shipping documents and third-party proof of delivery to verify that title or rights have transferred. We assess whether the fee is fixed or determinable based upon the terms of the agreement associated with the transaction. To determine whether collection is probable, we assess a number of factors, including past transaction history with the customer and the creditworthiness of the customer. If we determine that collection is not reasonably assured, then the recognition of revenue is deferred until collection becomes reasonably assured, which is generally upon receipt of payment.
We record product sales net of estimated product returns and discounts from the list prices for our products. The amounts of product returns and the discount amounts have not been material to date.
Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved subject to satisfaction of all revenue recognition criteria at that time. Revenue generated from license fees and performing development services are recognized when it is earned and non-refundable upon receipt of milestone payments or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses are incurred.
We adopted Accounting Standards Update No. 2009-13, or ASU No. 2009-13, which addresses the accounting for multiple-element arrangements on July 1, 2010. The guidance was adopted on a prospective basis and so is effective for all new or materially modified multiple-element arrangements subsequent to July 1, 2010 including the arrangement with Intuitive Surgical that we entered into on August 16, 2010. This guidance removes the requirement for objective and reliable evidence of fair value of the undelivered items in order to separate a deliverable into a separate unit of accounting. It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement. The adoption of this guidance has had a material effect upon the revenue recognized for the three months ended September 30, 2010 and will have a material effect upon the revenue recognized in future periods related to the arrangement with Intuitive Surgical.
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
The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility is based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We estimate forfeitures in calculating the expense related to stock-based compensation. We recognize stock-based compensation expense for options and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded stock-based compensation expenses related to employee and director stock awards under ASC 718 of $222,000, or $0.01 per diluted share and $544,000, or $0.03 per share for three months ended September 30, 2010 and 2009, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.9 million at September 30, 2010 and is expected to be recognized over a weighted average period of 2.7 years.

Results of Operations
Comparison of the three month periods ended September 30, 2010 and 2009
Net Revenue. Total net revenue increased by $9.1 million, or 956%, to $10.0 million for the three months ended September 30, 2010 compared to $0.9 million for the same period in 2009. Product sales increased by $178,000, or 22%, to $1.0 million for the three months ended September 30, 2010 compared to $0.8 million for the same period in 2009. The increase of $178,000 in product sales for the three months ended September 30, 2010 was primarily attributable to both higher PAS-Port and C-Port systems sales in the United States. The increase in license and development revenue of $8.9 million relates to the Intuitive Surgical License Agreement that we entered into in August 2010.
For the three months ended September 30, 2010 and 2009, sales to Century Medical accounted for approximately 22% and 30%, respectively, of our total product sales.
Included within license and development revenue was $0 and $105,000 for the three months ended September 30, 2010 and 2009, respectively, related to development activities for the PFO project under our arrangement with Cook. On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this arrangement in the foreseeable future.
Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased $104,000, or 12%, to $0.9 million for the three months ended September 30, 2010 compared to $0.8 million for the same period in 2009. The increase in cost of product sales resulted primarily from increased unit sales. We recorded a lower of cost or market inventory write-down of $114,000 in the three months ended September 30, 2010 compared to $292,000 for the same period in 2009 primarily on our PAS-Port system inventory due to higher product cost of units manufactured. The higher cost per unit manufactured results from decreased volumes of manufactured products. We released $34,000 of excess and obsolete inventory reserves as a result of units sold in the three months ended September 30, 2010.
Research and Development Expense. Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs for tooling. Research and development expense increased by $232,000, or 20%, to $1.4 million for the three months ended September 30, 2010 compared to $1.1 million for the same period in 2009. The increase in expenses for the three months ended September 30, 2010 was attributable to an increase in salaries and benefits of $45,000, increased professional services for the microcutter project of $75,000, increased prototype project materials for the microcutter project of $36,000, lower stock-based compensation of $114,000, lower clinical trial expense of $88,000 as a result of completing the PAS-Port trials and European trials, and higher molds and tooling expenses of $269,000 related to the microcutter program development activities.
We anticipate that research and development expenses will increase slightly in absolute terms in future periods as we seek to develop new applications of our technology, including the Cardica Microcutter ES8 and develop additional microcutter products.
Selling, General and Administrative Expense. Selling, general and administrative expense decreased $109,000, or 7%, to $1.5 million for the three months ended September 30, 2010 compared to $1.6 million for the same period in 2009. The decrease in selling, general and administrative expense in the three months ended September 30, 2010 was primarily attributable to lower stock-based compensation charges of $123,000 and an increase in professional services expenses of $15,000.
We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we increase the number of sales representatives that sell our products.
Interest Income. Interest income increased $3,000, or 60%, to $8,000 for the three months ended September 30, 2010 compared to $5,000 for the same period in 2009. The increase in interest income for the three month period ended September 30, 2010 was primarily due to higher cash and short-term investment balances available for investing during the period partially offset by lower overall market interest rates.
Interest Expense. Interest expense for the three months ended September 30, 2010 and 2009 reflected a 6% per annum interest rate payable on our $1.4 million and $2.0 million, respectively, of debt outstanding to Century Medical during the applicable periods. This debt was fully repaid on August 17, 2010.

Off Balance Sheet Arrangements
As of September 30, 2010, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2011, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
As of September 30, 2010, our accumulated deficit was $114.1 million, and we had cash and cash equivalents of $14.9 million. We currently invest some of our cash and cash equivalents in money market funds. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable and public and private sales of common stock and warrants to purchase common stock.
In June 2007, we received approximately $10.9 million in net proceeds from the sale of 2,301,337 shares of our common stock and warrants to purchase up to 575,347 shares of common stock in a private placement. In November 2007, we received $11.5 million in net proceeds from the sale of 1,500,000 shares of our common stock in a public offering. In December 2007, we received $3.8 million in net proceeds from the sale of an additional 481,170 shares of our common stock upon exercise of the over-allotment option. In September 2009, we received approximately $9.9 million in net proceeds from the sale of 8,142,082 shares of our common stock and warrants to purchase up to 4,071,046 shares of common stock in a private placement. In August 2010, we received approximately $2.0 million in net proceeds from the sale of 1,249,541 shares of our common stock in the Stock Issuance to Intuitive Surgical.
We had a note payable that was originally issued under a Note Agreement entered into in connection with our Japan Distribution Agreement with Century Medical in June 2003. We extended the distribution agreement and restructured the $3.0 million note in March 2007, whereby $1.0 million of the note was paid in April 2007 and the remaining $2.0 million had a June 2010 maturity date. On April 1, 2010, we entered into the Note Agreement Amendment, under which we made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. The note bore interest at 5% per annum through June 2008 and then increased to 6% per annum until maturity, and all interest due under our note to Century Medical was payable quarterly. On August 17, 2010, we paid off the remaining $1.4 million principal balance and interest due through August 17, 2010, and we currently do not have any outstanding notes payable.
On November 11, 2010, we entered into an amendment to our facility lease, which is effective as of November 11, 2010 (the “Amendment”).  Pursuant to the Amendment, the term of the lease is extended four years, through August 31, 2015 and we were granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises.  The base rent during the extended term is $51,824.50 per month from January 1, 2011 through December 31, 2011, $53,305.20 per month from January 1, 2012 through December 31, 2012, $55,378.18 per month from January 1, 2013 through December 31, 2013, $59,228.00 per month from January 1, 2014 through December 31, 2014, and $62,189.40 per month from January 1, 2015 through August 31, 2015.  In addition, under the Amendment, we were granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”) and set forth the method of determination of the annual rent payable by Cardica during the Option Term. Under the operating lease we were required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $150,000 has been recorded as restricted cash in our balance sheet at September 30, 2010 related to the letter of credit. Further, effective as of January 1, 2011, the amount of the letter of credit shall be reduced from $150,000 to $100,000.
Summary cash flow data is as follows (in thousands):

	Three months ended
	September 30,
	2010	2009
Net cash provided by (used in) operating activities	$7,729	$(1,751)
Net cash used in investing activities	(7)	(285)
Net cash provided by financing activities	611	10,045
Net cash provided by operating activities for the three months ended September 30, 2010 was $7.8 million and net cash used in operating activities for the three months ended September 30, 2009 was $1.8 million. The cash provided in the three months ended September 30, 2010 was primarily attributable to our net income adjusted for non-cash stock-based compensation charges and depreciation, an increase in deferred revenue due to the Intuitive Surgical arrangement and a decrease in inventories offset in part by a decrease in accounts payable and other accrued liabilities resulting from payments made during the period. The use of cash for the three months ended September 30, 2009 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, a decrease in deferred revenue, and a decrease in accounts payable and other accrued liabilities resulting from payments made during the period offset in part by a decrease in accounts receivable.

Net cash used in investing activities for the three months ended September 30, 2010 and 2009 was $7,000 and $285,000, respectively. Net cash used by investing activities represents purchases of property and equipment.
Net cash provided by financing activities for the three months ended September 30, 2010 and 2009 was $611,000 and $10.0 million, respectively. Net cash provided by financing activities for the three months ended September 30, 2010 consisted of the net proceeds recorded to stockholders’ equity from the sale of shares of common stock to Intuitive Surgical of $2.0 million offset in part by the $1.4 million repayment of notes payable to Century Medical. The net cash provided by financing activities for the three months ended September 30, 2009 consisted of proceeds received from a private placement of our common stock and warrants.
On August 16, 2010, we entered into the License Agreement with Intuitive Surgical pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications for a nonrefundable upfront license fee of $9.0 million. We are also eligible to receive a milestone payment if sales of any products incorporating our patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement as well as single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of products covered by our patent rights.
In addition, on the same date, Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 newly-issued shares of our common stock.
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
The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:
•	the extent of our ongoing research and development programs and related costs, including costs related to the development of the Cardica Microcutter ES8 and additional potential products in our anticipated microcutter product line;
•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;
•	market acceptance and adoption of our current products or future products that we may commercialize;
•	our level of revenues;
•	costs associated with our sales and marketing initiatives and manufacturing activities;
•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;
•	securing, maintaining and enforcing intellectual property rights and the costs thereof; and
•	the effects of competing technological and market developments.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the three months ended September 30, 2010, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the SEC on September 24, 2010.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
We have identified the following additional risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. The risks described below that are marked with an asterisk (*) are those risks that contain substantive changes from the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010.
Risks Related to Our Finances and Capital Requirements
* We need to generate higher product sales to become and remain profitable.
Our ability to become and remain profitable depends upon our ability to generate higher product sales. Our ability to generate significant continuing revenue depends upon a number of factors, including:
•	achievement of broad acceptance for our current products or future products that may be commercialized;
•	achievement of U.S. regulatory clearance or approval for additional products; and
•	successful sales, manufacturing, marketing and distribution of our products.
Sales of our products and license and development activities generated $10.0 million and $0.9 million for the three month periods ended September 30, 2010 and 2009, respectively. For fiscal years 2010, 2009, and 2008, sales of our products and license and development activities generated only $4.0 million, $9.9 million and $7.6 million of revenue, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development projects.
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
The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:
•	the extent of our ongoing research and development programs and related costs, including costs related to the development of the Cardica Microcutter ES8 and additional potential products in our anticipated microcutter product line;
•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;
•	market acceptance and adoption of our current products or future products that we may be commercialized;
•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;
•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;
•	securing, maintaining and enforcing intellectual property rights and the costs thereof; and
•	the effects of competing technological and market developments.
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
Except for the three months ended September 30, 2010, in which we recorded net income due to entering into the Intuitive Surgical License Agreement, we have incurred net losses since our inception in October 1997. As of September 30, 2010, our accumulated deficit was approximately $114.1 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of additional proposed products in the United States, including the Cardica Microcutter ES8 in particular. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008.
Our cost of product sales was 95% and 103% of our net product sales for the three month periods ended September 30, 2010 and 2009, respectively. Our cost of product sales was 98% and 79% of our net product sales for fiscal years 2010 and 2009, respectively. We expect high cost of product sales to continue for the foreseeable future. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.
*Creditors may have rights to our assets that are senior to our stockholders.
On August 17, 2010, we paid off the remaining $1.4 million principal balance of our note payable to Century Medical, Inc. and, therefore, no longer have any outstanding debt obligations. However, any future arrangements with creditors may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations that would have priority over any of our capital stock. After satisfaction of our debt obligations, we may have little or no proceeds left under these circumstances to distribute to the holders of our capital stock.

Our quarterly operating results and stock price may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:
•	the extent of our ongoing research and development programs and related costs, including costs related to the development of the Cardica Microcutter ES8 and additional potential products in our anticipated microcutter product line;
•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;
•	market acceptance and adoption of our current products or future products that we may commercialize;
•	our level of revenues;
•	costs associated with our sales and marketing initiatives and manufacturing activities;
•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;
•	securing, maintaining and enforcing intellectual property rights and the costs thereof; and
•	the effects of competing technological and market developments.
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
Our C-Port and PAS-Port systems were designed for use with venous grafts. Additionally, while our indications for use of the C-Port system cleared by the FDA refer broadly to grafts, we have studied the use of the C-Port systems only with venous grafts and not with arterial grafts. Using the C-Port systems with arterial grafts may not yield patency rates or material adverse cardiac event rates comparable to those found in our clinical trials using venous grafts, which could negatively affect market acceptance of our C-Port systems. In addition, the clips and staples deployed by our products are made of 316L medical-grade stainless steel, to which some patients are allergic. These allergies, especially if unknown or not previously diagnosed, may result in adverse reactions that negatively affect the patency of the anastomoses or the healing of the implants and may therefore adversely affect outcomes, particularly when compared to anastomoses performed with other materials, such as sutures. Additionally, in the event a surgeon, during the course of surgery, determines that it is necessary to convert to a hand-sewn anastomosis and to remove an anastomosis created by one of our products, the removal of the implants may result in more damage to the target vessel (such as the aorta or coronary artery) than would typically be encountered during removal of a hand-sewn anastomosis. Moreover, the removal may damage the target vessel to an extent that could further complicate construction of a replacement hand-sewn or automated anastomosis, which could be detrimental to patient outcome. These or other issues, if experienced, could limit physician adoption of our products.
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
*Because one customer accounts for a substantial portion of our product sales, the loss of this significant customer would cause a substantial decline in our revenue.
We derive a substantial portion of our revenue from sales to Century Medical, our distributor in Japan. The loss of Century Medical as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three month periods ended September 30, 2010 and 2009, sales to Century Medical accounted for approximately 22% and 30%, respectively, of our total product sales. For fiscal years 2010 and 2009 sales to Century Medical accounted for approximately 23% and 15%, respectively, of our total product sales. We expect that Century Medical will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century Medical as a customer, our revenue and net loss would be adversely affected. In addition, other customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
The manufacture of our products is a complex and costly operation involving a number of separate processes and components. Shipment delays may negatively impact physicians’ and hospitals’ perception of our products and have a material adverse impact on our results of operations.
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
As of September 30, 2010, we had 37 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our recent reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.
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
The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and PAS-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business. As of November 9, 2010, we were not aware of any existing product liability claims.

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
Risks Related to Our Common Stock
*We may not be able to maintain our listing on The NASDAQ Global Market, which would adversely affect the price and liquidity of our common stock.
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
Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 41% of our outstanding common stock as of September 30, 2010. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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

ITEM 6. EXHIBITS

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. «
3.2	Amended and Restated Bylaws of Cardica, Inc. (1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. «
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. «
4.3	Form of Warrant dated June 2007. (2)
4.4	Form of Warrant dated September 30, 2009. (4)
10.26	Stock Purchase Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. (5)
10.27	Registration Rights Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. (5)
10.28	License Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. (6)†
10.29	Third Amendment to Office Lease, dated November 17, 2009, by and between Cardica, Inc., and HCP LS REDWOOD CITY, LLC (f/k/a Slough Redwood City, LLC).
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 *	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

«	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

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

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2010 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: November 15, 2010	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: November 15, 2010	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. «
3.2	Amended and Restated Bylaws of Cardica, Inc. (1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. «
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. «
4.3	Form of Warrant dated June 2007. (2)
4.4	Form of Warrant dated September 30, 2009. (4)
10.26	Stock Purchase Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. (5)
10.27	Registration Rights Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. (5)
10.28	License Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. (6)†
10.29	Third Amendment to Office Lease, dated November 17, 2009, by and between Cardica, Inc., and HCP LS REDWOOD CITY, LLC (f/k/a Slough Redwood City, LLC).
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 *	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

«	Filed as exhibits to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

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

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on October 15, 2007 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 24, 2010 and incorporated herein by reference.