Form 10-Q
period 2010-12-31
CARDICA INC
filed 2011-02-11
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☑
On February 1, 2011, there were 25,693,340 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2010	June 30, 2010
	(unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$12,593	$6,561
Accounts receivable	444	376
Inventories	655	1,131
Prepaid expenses and other current assets	131	231

Total current assets	13,823	8,299

Property and equipment, net	1,026	1,338
Restricted cash	154	154
Other non-current assets	1,100	—

Total assets	$16,103	$9,791

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$796	$496
Accrued compensation	475	440
Other accrued liabilities	563	517
Deferred revenue	1,282	403
Deferred rent	21	27
Note payable	—	1,400

Total current liabilities	3,137	3,283

Other non-current liabilities	26	31

Total liabilities	3,163	3,314

Commitments and contingencies

Stockholders’ equity
Common stock, $0.001 par value, 65,000,000 shares authorized 25,689,640 and 24,005,813 shares issued and outstanding at December 31, 2010 and June 30, 2010, respectively	26	24
Additional paid-in capital	130,952	127,381
Treasury stock at cost 66,227 shares at December 31, 2010 and June 30, 2010	(596)	(596)
Accumulated deficit	(117,442)	(120,332)

Total stockholders’ equity	12,940	6,477

Total liabilities and stockholders’ equity	$16,103	$9,791

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Net revenue
Product sales, net	$1094	$1,023	$2,089	$1,840
License and development revenue	84	19	9,109	124
Royalty revenue	16	22	38	47

Total net revenue	1,194	1,064	11,236	2,011

Operating costs and expenses
Cost of product sales	961	699	1,905	1,539
Research and development	1,972	1,221	3,347	2,364
Selling, general and administrative	1,611	1,361	3,106	2,965

Total operating costs and expenses	4,544	3,281	8,358	6,868

Income (loss) from operations	(3,350)	(2,217)	2,878	(4,857)

Interest income	7	14	15	19
Interest expense	—	(30)	(11)	(60)
Other income (expense)	10	7	8	8

Net income (loss)	$(3,333)	$(2,226)	$2,890	$(4,890)

Basic net income (loss) per common share	$(0.13)	$(0.09)	$0.12	$(0.25)

Diluted net income (loss) per common share	$(0.13)	$(0.09)	$0.11	$(0.25)

Shares used in computing net income (loss) per common share
Basic	25,396	23,947	25,009	19,874

Diluted	25,396	23,947	27,183	19,874

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six months ended
	December 31,
	2010	2009
Operating activities:
Net income (loss)	$2,890	$(4,890)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	381	431
Loss on disposal of property and equipment	—	53
Stock-based compensation expenses	382	791
Changes in assets and liabilities:
Accounts receivable	(68)	36
Prepaid expenses and other current assets	100	99
Inventories	476	(70)
Restricted cash	—	156
Accounts payable and other accrued liabilities	212	(425)
Accrued compensation	35	103
Deferred revenue	879	(124)
Deferred rent	(11)	6

Net cash provided by (used in) operating activities	5,276	(3,834)

Investing activities:
Purchases of property and equipment	(69)	(323)

Net cash used in investing activities	(69)	(323)

Financing activities:
Net proceeds from issuance of common stock	2,225	9,918
Payment of note payable	(1,400)	—

Net cash provided by financing activities	825	9,918

Net increase in cash and cash equivalents	6,032	5,761
Cash and cash equivalents at beginning of period	6,561	5,328

Cash and cash equivalents at end of period	$12,593	$11,089

Supplemental disclosure of noncash investing and financing activities:
Common stock issued in connection with entering into a common stock purchase agreement	$966	$—

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
Cardica, Inc. (“Cardica”, the “Company”, “we”, “our” or “us”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company designs, manufactures and markets proprietary automated anastomotic systems used in surgical procedures. The Company also has re-focused its business on the development of an endoscopic microcutter product line intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. The Company is developing the Microcutter XPRESS™ 30 (formerly referred to as the Cardica Microcutter ES8), a multi-fire endolinear microcutter device based on the Company’s proprietary “staple-on-a-strip” technology, which would expand the Company’s commercial opportunity into additional surgical markets.
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
The Company adopted Accounting Standards Update (“ASU”) No. 2010-17, which addresses the milestone method of revenue recognition on July 1, 2010, as required. Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved subject to satisfaction of all revenue recognition criteria at that time. Revenue generated from license fees and performing development services are recognized when they are earned and non-refundable upon receipt or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on a project are recorded as deferred revenue until such time as the related development expenses, plus overhead costs for certain project activities, are incurred.

The Company adopted ASU No. 2009-13 which addresses the accounting for multiple-element arrangements on July 1, 2010, as required. The guidance was adopted on a prospective basis and so is effective for all new or materially modified multiple-element arrangements that the Company enters into subsequent to July 1, 2010 including the arrangement with Intuitive Surgical Operations, Inc. (“Intuitive Surgical”) that the Company entered into on August 16, 2010. This guidance removes the requirement for objective and reliable evidence of fair value of the undelivered items in order to separate a deliverable into a separate unit of accounting. It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement. The adoption of this guidance has had a material effect upon the revenue recognized for the three and six months ended December 31, 2010 and will have a material effect upon the revenue recognized in future periods related to the arrangement with Intuitive Surgical.
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
On December 14, 2010, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock (the “Purchase Shares”) over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. Pursuant to the Purchase Agreement, on any trading day on which the closing sale price of the Company’s common stock exceeds $1.00 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to (i) 100,000 shares of the Company’s common stock per trading day if the closing sale price of the Company’s common stock is above $1.00 per share, (ii) 200,000 shares of the Company’s common stock per trading day if the closing sale price of the Company’s common stock is above $2.25 per share and (iii) 300,000 shares of the Company’s common stock per trading day if the closing sale price of the Company’s common stock is above $3.50 per share. The purchase price per Purchase Share will be equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.

====================================================================================================================================

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 295,567 shares of our common stock as a commitment fee (the “Commitment Shares”). The value of the Commitment Shares of $966,000 has been recorded as a deferred financing cost and is included in other non-current assets. Other costs related to entering into the Purchase Agreement of $134,000 are also included in other non-current assets. The deferred financing costs will be recorded as a cost of raising capital when Aspire Capital purchases Purchase Shares under the Purchase Agreement. The Purchase Agreement provides that the Company may not issue and sell more than 4,930,747 shares of the Company’s common stock, including the Commitment Shares.
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
The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Risk-free interest rate	0.89% – 1.14%	1.74% – 2.08%	0.89% – 1.60%	1.70% – 2.25%%
Dividend yield	—	—	—	—
Weighted-average expected term (in years)	3.77 – 4.58	3.77 – 4.52	3.77 – 4.58	3.5 – 4.52
Expected volatility	76.0% – 79.7%	64.5% – 65.1%	72.9% – 79.7%	64.5% – 81.2%
Since the Company has limited historical data on volatility of its stock, the expected volatility used in fiscal years 2010 and 2009 is based on volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The Company recognizes the stock compensation expense for option awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. The Company estimates forfeitures in calculating the expense related to stock-based compensation. Total compensation expense related to unvested awards not yet recognized is approximately $0.8 million at December 31, 2010 and is expected to be recognized over a weighted average period of 2.3 years.

Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of product sales	$17	$48	$35	$152
Research and development	49	81	103	249
Selling, general and administrative	72	95	244	390

Total	$138	$224	$382	$791

As of December 31, 2010, 1.6 million shares of options were exercisable at a weighted-average price of $5.40 per share.
Restricted Stock Units
The following table summarizes restricted stock activity for the six months ended December 31, 2010:

Non-vested restricted stock at June 30, 2010	46,425
Forfeited	(250)

Non-vested restricted stock at December 31, 2010	46,175

The fair value of each restricted stock unit is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units is recognized over the requisite service period adjusted for estimated forfeitures.
NOTE 3 — NET INCOME (LOSS) PER SHARE
Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period without consideration of potentially dilutive common shares. Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period plus the weighted average potentially dilutive common shares for the period determined using the treasury-stock method. For purposes of this calculation, options and warrants to purchase stock and non-vested restricted stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net income (loss) per common share when their effect is dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$(3,333)	$(2,226)	$2,890	$(4,890)
Denominator:
Weighted-average common shares outstanding	25,396	23,950	25,009	19,888
Less: Weighted-average non-vested restricted stock	—	(3)	—	(14)

Denominator for basic net income (loss) per common share	25,396	23,947	25,009	19,874
Dilutive effect of stock options	—	—	634	—
Dilutive effect of non-vested restricted stock awards	—	—	46	—
Dilutive effect of warrants	—	—	1,494	—

Denominator for diluted net income (loss) per common share	25,396	23,947	27,183	19,874

Basic net income (loss) per common share	$(0.13)	$(0.09)	$0.12	$(0.25)

Diluted net income (loss) per common share	$(0.13)	$(0.09)	$0.11	$(0.25)

The following table sets forth the outstanding securities not included in the diluted net income (loss) per common share calculation for the six months ended December 31, 2010 and 2009 because their effect would be anitdilutive (in thousands):

	December 31,
	2010	2009
Options to purchase common stock	1,020	3,160
Non-vested restricted stock awards	—	148
Warrants	575	4,719

Total	1,595	8,027

NOTE 4 — COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is comprised of net income (loss) and unrealized gains/losses on available-for-sale securities. As there were no changes in unrealized gains/losses in the three and six months ended December 31, 2010 and 2009, comprehensive income (loss) was the same as net income (loss) in each of those periods.
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

	As of December 31, 2010
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
As of December 31, 2010, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable are reported at their current carrying values which approximate fair value given the short term nature of these instruments.
NOTE 6 — INVENTORIES
Inventories consisted of the following (in thousands):

	December 31,	June 30,
	2010	2010
Raw materials	$232	$250
Work in progress	121	62
Finished goods	302	819

	$655	$1,131

NOTE 7 — LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS
Cook Incorporated
In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device. The Company’s significant deliverables under the arrangement were the license rights and the associated development activities. These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received payments of $1.0 million and $1.7 million in fiscal years ended June 30, 2009 and 2008, respectively. The Company received no payments in the fiscal year ended June 30, 2010. The Company recorded as license and development revenue under the agreement a total of $0 and $19,000 for the three months ended December 31, 2010 and 2009, respectively, and $0 and $124,000 for the six months ended December 31, 2010 and 2009, respectively. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $403,000 under this agreement has been recorded as deferred revenue as of December 31, 2010. The Company is entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. The Company is also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.
Intuitive Surgical
On August 16, 2010, the Company entered into a license agreement with Intuitive Surgical (the “License Agreement”) pursuant to which the Company granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use the Company’s intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million. The Company is also eligible to receive a milestone payment if sales of any products incorporating the Company’s patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement as well as single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by the Company’s patent rights as well as on sales of certain other products covered by the Company’s patent rights that may be developed in the future. The milestone is considered substantive given the uncertainties surrounding the development and sale of any products incorporating the Company’s patent rights. Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy. Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and except in the case of termination for the Company’s uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well. Under the License Agreement, Intuitive Surgical has rights to improvements in the Company’s technology and intellectual property over a specified period of time.

The Company adopted ASU No. 2009-13 which addresses the accounting for multiple-element arrangements on July 1, 2010 on a prospective basis. Under this guidance, the Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010 and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical (see Note 2, Stockholders’ Equity) were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010 that has been recognized as revenue in the three months ended September 30, 2010 and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the three and six months ended December 31, 2010 related to this arrangement was $84,000 and $9.1 million, respectively, and, as of December 31, 2010, $0.9 million of deferred revenue related to this arrangement.
Prior to the adoption of ASU 2009-13, the Company would have assessed that there was one unit of accounting under the arrangement with Intuitive Surgical as there was no objective and reliable evidence of fair value of the license rights to technology that may be developed in the future. Therefore, under the former guidance of Subtopic 605-25 of the Accounting Standards Codification (formerly known as EITF 00-21), the total consideration of $10.0 million would have been recognized ratably over the substantive performance period in which rights are being made available to Intuitive Surgical under the License Agreement. Under the former guidance the license and development revenue recognized for the three and six months ended December 31, 2010 related to this arrangement would have been $0.8 million and $1.3 million, respectively and the net loss for the three and six months ended December 31, 2010 would have been $2.4 million ($0.09 per diluted share) and $5.0 million ($0.18 per diluted share), respectively.
NOTE 8 — NOTE PAYABLE
On April 1, 2010, the Company entered into an amendment (“Note Agreement Amendment”), to its subordinated convertible note agreement, dated June 16, 2003 and as amended to date, with Century Medical, Inc. (“Century Medical”), the Company’s distributor in Japan. Under the terms of the Note Agreement Amendment, the Company made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. On August 17, 2010, the Company repaid the remaining $1.4 million principal balance and interest due to Century Medical.
NOTE 9 — AMENDED LEASE AGREEMENT
On November 11, 2010, the Company entered into an amendment to its facility lease, which is effective as of November 11, 2010 (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises. The base rent during the extended term is $51,824 per month from January 1, 2011 through December 31, 2011, $53,305 per month from January 1, 2012 through December 31, 2012, $55,378 per month from January 1, 2013 through December 31, 2013, $59,228 per month from January 1, 2014 through December 31, 2014, and $62,189 per month from January 1, 2015 through August 31, 2015. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”) and the method of determination of the annual rent payable by the Company during the Option Term was set forth in the Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $150,000 has been recorded as restricted cash in the Condensed Balance Sheet at December 31, 2010 related to the letter of credit. Further, effective as of January 1, 2011, the amount of the letter of credit was reduced from $150,000 to $100,000.
Future minimum lease payments under the non-cancelable operating leases having initial terms of a year or more as of December 31, 2010 including the Amendment, are as follows (in thousands):

Operating
Leases
2011	622
2012	640
2013	665
2014	710
2015	497
Total	3,134

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. We have re-focused our business on the development of an endoscopic microcutter product line intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons. Unless and until a microcutter product is developed and cleared for marketing in the United States or elsewhere, or we enter into an arrangement with a development and commercialization partner that provides us with development revenue, we will have ongoing costs related to the development of this potential product line without related revenue, other than the revenue related to a license agreement with Intuitive Surgical Operations, Inc., or Intuitive Surgical.
Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target artery. As of December 31, 2010, more than 11,500 C-Port systems have been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of December 31, 2010, more than 21,800 PAS-Port systems had been sold in the United States, Europe and Japan.
In addition to our commercialized cardiac surgery products, we are developing the Microcutter XPRESS 30, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. In addition to recently completing tooling of the Microcutter XPRESS 30, we launched tooling of the Microcutter XPRESS™ 45 (formerly referred to as the Cardica Microcutter ES8) and XCHANGE™ 30 (formerly referred to as the Cardica Microcutter MES5), and initiated development of the Microcutter FLEXCHANGE™ 30, a planned device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the Microcutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets.
We use independent distributors and manufacturers’ representatives to support a small core direct sales team for our C-Port systems and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line. We have shifted our development efforts to focus on the Microcutter XPRESS 30 and other potential products in this anticipated product line.
We manufacture our C-Port and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For the three and six months ended December 31 2010, we generated net revenue of $1.2 million and $11.2 million, including the license and development revenue of $9.0 million related to the License Agreement with Intuitive Surgical, respectively, and recorded a net loss of $3.3 million and a net income of $2.9 million, respectively.

Since our inception, except for the three months ended September 30, 2010 and the six months ended December 31, 2010, in which we recorded net income due to the license rights granted to Intuitive Surgical, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If revenue does not increase, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.
On April 1, 2010, we entered into an amendment, or Note Agreement Amendment, to our subordinated convertible note agreement, dated June 16, 2003 and as amended to date, with Century Medical, Inc., or Century Medical, our distributor in Japan (referred to as the Note Agreement). Under the terms of the Note Agreement Amendment, we made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which is one year later than the maturity date prior to the Note Agreement Amendment. On August 17, 2010, we repaid the remaining $1.4 million principal balance and interest due to Century Medical.
As of December 31, 2010, we had cash and cash equivalents of $12.6 million. We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2011. We would extend this time period to the extent that we access additional capital under the common stock purchase agreement, or Purchase Agreement, we entered into on December 14, 2010 with Aspire Capital Fund, LLC, an Illinois limited liability company, referred to as Aspire Capital. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the development of the Microcutter XPRESS 30 and additional potential products in our anticipated microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, the extent that we access capital under the Purchase Agreement, and the effects of competing technological and market developments.
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
Subject to the terms and conditions of the Purchase Agreement with Aspire Capital, we have a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.

Agreements with Intuitive Surgical
On August 16, 2010, we entered into a license agreement, or License Agreement, with Intuitive Surgical, pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications for an upfront license fee of $9.0 million. We are also eligible to receive a milestone payment if sales of any products incorporating our patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement as well as single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by our patent rights as well as on sales of certain other products covered by our patent rights that may be developed in the future. Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy. Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and, except in the case of termination for our uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well. Under the License Agreement, Intuitive Surgical has rights to improvements in our technology and intellectual property over a specified period of time.
In addition, on the same date, we entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 newly-issued shares of the Company’s common stock, referred to as the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010 were approximately $2.0 million after offering expenses. From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $84,000 and $9.1 million were recorded as license and development revenue for the three and six months ended December 31, 2010, respectively, and $0.9 million were recorded as deferred revenue as of December 31, 2010. There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.
Agreements with Cook Incorporated
In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and we and Cook jointly developed the device. Our significant deliverables under the arrangement were the license rights and the associated development activities. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we received payments of $1.0 million and $1.7 million in fiscal years ended June 30, 2009 and 2008, respectively. We received no payments in the fiscal year ended June 30, 2010. The Company recorded as license and development revenue under the agreement a total of $0 and $19,000 for the three months ended December 31, 2010 and 2009, respectively, and $0 and $124,000 for the six months ended December 31, 2010 and 2009, respectively. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $403,000 under this agreement has been recorded as deferred revenue as of December 31, 2010. We are entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. We are also entitled to receive a royalty based on Cook’s annual worldwide sales of the PFO device, if any. On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.
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
Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved subject to satisfaction of all revenue recognition criteria at that time. Revenue generated from license fees and performing development services are recognized when they are earned and non-refundable upon receipt or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses are incurred.
We adopted Accounting Standards Update, or ASU No. 2009-13, which addresses the accounting for multiple-element arrangements on July 1, 2010. The guidance was adopted on a prospective basis and so is effective for all new or materially modified multiple-element arrangements that we enter into subsequent to July 1, 2010 including the arrangement with Intuitive Surgical that we entered into on August 16, 2010. This guidance removes the requirement for objective and reliable evidence of fair value of the undelivered items in order to separate a deliverable into a separate unit of accounting. It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement. The adoption of this guidance has had a material effect upon the revenue recognized for the six months ended December 31, 2010 and will have a material effect upon the revenue recognized in future periods related to the arrangement with Intuitive Surgical.
Inventories. We state our inventories at the lower of cost or market on a first-in, first-out basis. Inventory write-downs are established when conditions indicate that the net realizable value could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated net realizable value. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and the risk of lower customer demand levels. While we believe the current value of inventories reflects all known and estimated changes in demand, we have experienced reduced demand for our C-Port systems and further unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.
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
The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility is based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We estimate forfeitures in calculating the expense related to stock-based compensation. We recognize stock-based compensation expense for options and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded total stock-based compensation expenses related to employee and director stock awards of $138,000, or $0.01 per diluted share and $224,000, or $0.01 per diluted share for three months ended December 31, 2010 and 2009, respectively and $360,000, or $0.01 per diluted share and $791,000, or $0.04 per diluted share for six months ended December 31, 2010 and 2009, respectively.
Results of Operations
Comparison of the three month periods ended December 31, 2010 and 2009
Net Revenue. Total net revenue increased by $130,000, or 12%, to $1.2 million for the three months ended December 31, 2010 compared to $1.1 million for the same period in 2009. Product sales increased by $71,000, or 7%, to $1.1 million for the three months ended December 31, 2010 compared to $1.0 million for the same period in 2009. The increase of $71,000 in product sales for the three months ended December 31, 2010 was primarily attributable to both higher PAS-Port and C-Port systems sales in the United States. The increase in license and development revenue of $65,000 related to the License Agreement with Intuitive Surgical that we entered into in August 2010.

For both the three months ended December 31, 2010 and 2009, sales to Century Medical accounted for approximately 20% of our product sales.
Included within license and development revenue was $0 and $19,000 for the three months ended December 31, 2010 and 2009, respectively, related to development activities for the PFO project under our arrangement with Cook. On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this arrangement in the foreseeable future.
Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased $262,000, or 37%, to $1.0 million for the three months ended December 31, 2010 compared to $0.7 million for the same period in 2009. The increase in cost of product sales resulted primarily from increased unit sales. We recorded a lower of cost or market inventory write-down of $0 in the three months ended December 31, 2010 compared to $384,000 for the same period in 2009 primarily on our PAS-Port system inventory due to higher product cost of units manufactured. The higher cost per unit manufactured resulted from decreased volumes of manufactured products. We sold inventory upon which we had recorded $34,000 of write-offs related to excess and obsolete inventory in the three months ended December 31, 2010.
Research and Development Expense. Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs for tooling. Research and development expense increased by $751,000, or 62%, to $2.0 million for the three months ended December 31, 2010 compared to $1.2 million for the same period in 2009. The increase in expenses for the three months ended December 31, 2010 was attributable to an increase in salaries and benefits of $93,000, increased professional services for the microcutter project of $46,000, increased prototype project materials for the microcutter project of $52,000 and higher molds and tooling expenses of $566,000 related to the microcutter program development activities, partially offset by lower stock-based compensation of $31,000.
We anticipate that research and development expense will increase slightly in absolute terms in future periods as we seek to develop new applications of our technology, including the Microcutter XPRESS 30 and develop additional microcutter products.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $250,000, or 18%, to $1.6 million for the three months ended December 31, 2010 compared to $1.4 million for the same period in 2009. The increase in selling, general and administrative expense in the three months ended December 31, 2010 was primarily attributable to an increase in salaries and benefits of $119,000 and an increase in professional services expenses of $130,000, partially offset by lower stock-based compensation charges of $23,000.
We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we increase the number of sales representatives that sell our products.
Interest Income. Interest income decreased $7,000, or 50%, to $7,000 for the three months ended December 31, 2010 compared to $14,000 for the same period in 2009. The decrease in interest income for the three month period ended December 31, 2010 was primarily due to lower overall market interest rates.
Interest Expense. Interest expense for the three months ended December 31, 2009 reflected a 6% per annum interest rate payable on our debt then outstanding to Century Medical. This debt was fully repaid on August 17, 2010.
Comparison of the six month periods ended December 31, 2010 and 2009
Net Revenue. Total net revenue increased by $9.2 million, or 459%, to $11.2 million for the six months ended December 31, 2010 compared to $2.0 million for the same period in 2009. Product sales increased by $249,000, or 14%, to $2.1 million for the six months ended December 31, 2010 compared to $1.8 million for the same period in 2009. The increase of $249,000 in product sales for the six months ended December 31, 2010 was primarily attributable to both higher PAS-Port and C-Port systems sales in the United States. The increase in license and development revenue of $9.0 million related to the License Agreement with Intuitive Surgical that we entered into in August 2010.

For the six months ended December 31, 2010 and 2009, sales to Century Medical accounted for approximately 21% and 24%, respectively, of our product sales.
Included within license and development revenue was $0 and $124,000 for the six months ended December 31, 2010 and 2009, respectively, related to development activities for the PFO project under our arrangement with Cook. On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this arrangement in the foreseeable future.
Cost of Product Sales. Cost of product sales increased $366,000, or 24%, to $1.9 million for the six months ended December 31, 2010 compared to $1.5 million for the same period in 2009. The increase in cost of product sales resulted primarily from increased unit sales. We recorded a lower of cost or market inventory write-down of $0 in the six months ended December 31, 2010 compared to $384,000 for the same period in 2009 primarily on our PAS-Port system inventory due to higher product cost of units manufactured. The higher cost per unit manufactured resulted from decreased volumes of manufactured products. We sold inventory upon which we had recorded $68,000 of write-offs related to excess and obsolete inventory in the six months ended December 31, 2010.
Research and Development Expense. Research and development expense increased by $983,000, or 42%, to $3.3 million for the six months ended December 31, 2010 compared to $2.4 million for the same period in 2009. The increase in expenses for the six months ended December 31, 2010 was attributable to an increase in salaries and benefits of $138,000, increased professional services incurred in relation to the microcutter project of $122,000, increased prototype project materials for the microcutter project of $96,000 and higher molds and tooling expenses of $835,000 related to the microcutter program development activities, partially offset by lower stock-based compensation of $146,000 and lower clinical trial expense of $80,000 as a result of completing the PAS-Port trials and European trials.
Selling, General and Administrative Expense. Selling, general and administrative expense increased $141,000, or 5%, to $3.1 million for the six months ended December 31, 2010 compared to $3.0 million for the same period in 2009. The increase in selling, general and administrative expense in the six months ended December 31, 2010 was primarily attributable to an increase in salaries and benefits of $105,000 and an increase in professional services expenses of $145,000, partially offset by lower stock-based compensation charges of $147,000.
Interest Income. Interest income decreased $4,000, or 21%, to $15,000 for the six months ended December 31, 2010 compared to $19,000 for the same period in 2009. The decrease in interest income for the six month period ended December 31, 2010 was primarily due to lower overall market interest rates.
Interest Expense. Interest expense for the six months ended December 31, 2010 and 2009 reflected a 6% per annum interest rate payable on our debt outstanding to Century Medical during the applicable periods. This debt was fully repaid on August 17, 2010.
Off Balance Sheet Arrangements
As of December 31, 2010, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2015, we did not have any off-balance sheet arrangements.
Liquidity and Capital Resources
As of December 31, 2010, our accumulated deficit was $117.4 million, and we had cash and cash equivalents of $12.6 million. We currently invest some of our cash and cash equivalents in money market funds. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable, public and private sales of common stock and warrants to purchase common stock and license or collaboration agreements.
In August 2010, we received $3.0 million from the sale of 1,249,541 shares of our common stock to Intuitive Surgical.
On December 14, 2010, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock, or the Purchase Shares, over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to Aspire Capital the Commitment Shares. The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.

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
On November 11, 2010, we entered into an amendment, or Lease Amendment, to our facility lease, which is effective as of November 11, 2010. Pursuant to the Lease Amendment, the term of the lease is extended four years, through August 31, 2015 and we were granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises. The base rent during the extended term is $51,824 per month from January 1, 2011 through December 31, 2011, $53,305 per month from January 1, 2012 through December 31, 2012, $55,378 per month from January 1, 2013 through December 31, 2013, $59,228 per month from January 1, 2014 through December 31, 2014, and $62,189 per month from January 1, 2015 through August 31, 2015. In addition, under the Lease Amendment, we were granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”) and the method of determination of the annual rent payable by us during the Option Term was set forth in the Amendment. Under the operating lease we were required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $150,000 was recorded as restricted cash in the Condensed Balance Sheet at December 31, 2010 related to the letter of credit. Further, effective as of January 1, 2011, the amount of the letter of credit was reduced from $150,000 to $100,000.
Future minimum lease payments under the non-cancelable operating leases having initial terms of a year or more as of December 31, 2010 including the Amendment, are as follows (in thousands):

Operating
Leases
2011	622
2012	640
2013	665
2014	710
2015	497
Total	3,134
Summary cash flow data is as follows (in thousands):

	Six months ended
	December 31,
	2010	2009
Net cash provided by (used in) operating activities	$5,276	$(3,834)
Net cash used in investing activities	(69)	(323)
Net cash provided by financing activities	825	9,918
Net cash provided by operating activities for the six months ended December 31, 2010 was $5.3 million and net cash used in operating activities for the six months ended December 31, 2009 was $3.8 million. The cash provided in the six months ended December 31, 2010 was primarily attributable to our net income adjusted for non-cash stock-based compensation charges and depreciation, an increase in deferred revenue due to the Intuitive Surgical arrangement, a decrease in inventories and an increase in accounts payable and other accrued liabilities due to the microcutter project. The use of cash for the six months ended December 31, 2009 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation offset in part by a decrease in accounts payable and other accrued liabilities resulting from payments made during the period.

Net cash used in investing activities for the six months ended December 31, 2010 and 2009 was $69,000 and $323,000, respectively. Net cash used in investing activities reflects purchases of property and equipment.
Net cash provided by financing activities for the six months ended December 31, 2010 and 2009 was $0.8 million and $9.9 million, respectively. Net cash provided by financing activities for the six months ended December 31, 2010 consisted of the net proceeds recorded to stockholders’ equity from the sale of shares of common stock to Intuitive Surgical of $2.0 million and proceeds from the exercise of options of $233,000, offset in part by the $1.4 million repayment of notes payable to Century Medical. The net cash provided by financing activities for the six months ended December 31, 2009 consisted of proceeds received from a private placement of our common stock and warrants.
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
We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2011. We would be able to extend this time period to the extent that we access additional capital under the Purchase Agreement with Aspire Capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect.
The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:
•	the extent of our ongoing research and development programs and related costs, including costs related to the development of the Microcutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

•	market acceptance and adoption of our current products or future products that we may commercialize;

•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the extent to which we access capital under the Purchase Agreement with Aspire Capital; and

•	the effects of competing technological and market developments.
Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through our Purchase Agreement with Aspire Capital public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. If adequate funds are not available or revenues from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
During the six months ended December 31, 2010, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission, or SEC, on September 24, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Effectiveness of Disclosure Controls and Procedures
Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2010.
Changes in Internal Control over Financial Reporting.
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Sales of our products and license and development activities generated $11.2 million and $2.0 million of revenue for the six months ended December 31, 2010 and 2009, respectively. For fiscal years 2010, 2009, and 2008, sales of our products and license and development activities generated only $4.0 million, $9.9 million and $7.6 million of revenue, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development projects.
*We require substantial additional capital and may be unable to raise capital, which would force us to delay, reduce or eliminate our research and development programs or commercialization efforts and could cause us to cease operations. We cannot be certain that funds will be available and, if they are not available, we may not be able to continue as a going concern which may result in actions that could adversely impact our stockholders.
Our development efforts have consumed substantial capital to date. We believe that our existing cash and cash equivalents, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2011. We would be able to extend this time period to the extent that we access additional capital under the Purchase Agreement with Aspire Capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and we could exhaust our available financial resources sooner than we currently expect.
The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:
•	the extent of our ongoing research and development programs and related costs, including costs related to the development of the Microcutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

•	market acceptance and adoption of our current products or future products that we may commercialize;

•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the extent to which we access capital under the Purchase Agreement with Aspire Capital; and

•	the effects of competing technological and market developments.
Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenues from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.
Subject to the terms and conditions of the Purchase Agreement, we have a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.
Sufficient additional financing through future public or private financings, strategic alliance and other arrangements or financing sources may not be available on acceptable terms, or at all. Additional equity financings, would likely result in significant dilution or other adverse effects on the rights of existing stockholders. Failure to raise additional capital may result in our ceasing to be publicly traded or ceasing operations.
*The sale of our common stock to Aspire Capital may cause substantial dilution to our existing stockholders and the sale of the shares of common stock acquired by Aspire Capital could cause the price of our common stock to decline.
Under the Purchase Agreement, we have issued to Aspire Capital the Commitment Shares, and may sell to Aspire Capital up to an additional $10.0 million of our common stock. It is anticipated that these additional shares will be sold to Aspire Capital over a period of up to 24 months from February 2011. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares that we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock to Aspire Capital under the Purchase Agreement may cause the trading price of our common stock to decline.
Aspire Capital may ultimately purchase all, some or none of the $10.0 million of our common stock. After Aspire Capital has acquired shares under the Purchase Agreement, it may sell all, some or none of those shares, together with the Commitment Shares that have been issued to Aspire Capital. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital pursuant to the Purchase Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any further cost to us.
*We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.
Except for the six months ended December 31, 2010, in which we recorded net income due to entering into the License Agreement with Intuitive Surgical, we have incurred net losses since our inception in October 1997. As of December 31, 2010, our accumulated deficit was approximately $117.4 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of additional proposed products in the United States, including the Microcutter XPRESS 30 in particular. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008.
Our cost of product sales was 91% and 84% of our net product sales for the six months ended December 31, 2010 and 2009, respectively. Our cost of product sales was 98% and 79% of our net product sales for fiscal years 2010 and 2009, respectively. We expect high cost of product sales to continue for the foreseeable future. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems and our additional proposed products. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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
*Our quarterly operating results and stock price may fluctuate significantly.
We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:
•	the extent of our ongoing research and development programs and related costs, including costs related to the development of the Microcutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

•	market acceptance and adoption of our current products or future products that we may commercialize;

•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the extent to which we access capital under the Purchase Agreement with Aspire Capital; and

•	the effects of competing technological and market developments.
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
We have expended significant time, money and effort in the development of our current commercial products, the C-Port systems and the PAS-Port system. If we are not successful in commercializing our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006), our C-Port Flex A in April 2007 and our C-Port X-CHANGE in December 2007. We commenced U.S. sales of our PAS-Port system in September 2008. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of our current PAS-Port and C-Port systems in the United States and commercialization of additional products, including the Microcutter XPRESS 30 in particular.

We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.
We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in additional markets. In particular, we are developing the Microcutter XPRESS 30, an endoscopic microcutter intended for use by general, thoracic, gynecologic, bariatric and urologic surgeons, and other potential products in our anticipated microcutter product line. We have not yet commenced human testing of this device. Significant additional research and development and financial resources will be required to develop the Microcutter XPRESS 30 into a commercially viable product and to obtain necessary regulatory approvals to commercialize the device. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the Microcutter XPRESS 30 or other potential microcutter products. Our failure to successfully develop the Microcutter XPRESS 30 and/or other microcutter products would have a material adverse effect on our business, growth prospects and ability to raise additional capital.
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
*Our PAS-Port and C-Port systems and future products may face future development and regulatory difficulties.
Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. Any of our future products, including the Microcutter XPRESS 30, other potential microcutter products and any future generations of the C-Port systems, may not obtain regulatory clearances or approvals required for marketing or may face certain types of restrictions or requirements, particularly as the FDA is in the process of revising its 510(k) clearance system to, in certain cases, require human clinical data and to prohibit the combination of multiple predicate devices as the basis for a 510(k). The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. The FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear the marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. We intend to seek 510(k) clearance for the Microcutter XPRESS 30. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance or the approval of a PMA before the modified product can be marketed. Any products that we develop that require regulatory clearance or approval, including the Microcutter XPRESS 30, may not be approved on the timelines that we currently anticipate, if approved at all. We cannot assure that any new products or any product enhancements that we develop will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements. Additionally, even if 510(k) or other regulatory clearance is granted for the XPRESS 30 or any other potential product, the approved indications for use may be limited, and the FDA may require additional animal or human clinical data prior to any potential approval of additional indications.
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
The C-Port and PAS-Port systems are innovative products, and our success in the near-term depends upon their acceptance by the medical community as safe and effective. An important factor upon which the efficacy of the C-Port and PAS-Port systems will be measured is long-term data regarding the duration of patency, or openness, of the artery or the graft vessel. Equally important will be physicians’ perceptions of the safety of our products. Our technology is relatively new in cardiac bypass surgery, and the results of short-term clinical experience of the C-Port and PAS-Port systems do not necessarily predict long-term clinical benefit. We believe that physicians will compare long-term patency for the C-Port and PAS-Port devices against alternative procedures, such as hand-sewn anastomoses. If the long-term rates of patency do not meet physicians’ expectations, or if physicians find our devices unsafe, the C-Port and PAS-Port systems may not become widely adopted and physicians may recommend alternative treatments for their patients. In addition, we have recently commenced U.S. commercialization of our C-Port and PAS-Port systems. Any adverse experiences of physicians using the C-Port and PAS-Port systems, or adverse outcomes to patients, may deter physicians from using our products and negatively impact product adoption.
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
We derive a substantial portion of our revenue from sales to Century Medical, our distributor in Japan. The loss of Century Medical as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the six months ended December 31, 2010 and 2009, sales to Century Medical accounted for approximately 21% and 24%, respectively, of our total product sales. For fiscal years 2010 and 2009 sales to Century Medical accounted for approximately 23% and 15%, respectively, of our total product sales. We expect that Century Medical will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century Medical as a customer, our revenue and net loss would be adversely affected. In addition, other customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.
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
The Microcutter XPRESS 30, if it receives FDA clearance and is successfully launched, would compete in the market for laparoscopic stapling and cutting devices in the United States. We believe the principal competitive factors in the market for laparascopic staplers include:
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
*If we fail to retain key personnel, including our executive management team, we may be unable to successfully develop or commercialize our products.
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
As of December 31, 2010, we had 41 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.
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
An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:
•	completion of development of our microcutter products, and the timing thereof;

•	market acceptance and adoption of our products;

•	regulatory clearance or approvals of or other regulatory developments with respect to our products;

•	volume and timing of orders for our products;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements related to patents issued to us or our competitors and to litigation; and

•	developments in our industry.
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
Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 26% of our outstanding common stock as of December 31, 2010. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.
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

ITEM 6. EXHIBITS

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †
3.2	Amended and Restated Bylaws of Cardica, Inc. (1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (3)
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †
4.3	Form of Warrant dated June 2007. (4)
4.4	Form of Warrant dated September 2009. (5)
10.2	Cardica, Inc. 2005 Equity Incentive Plan, as amended effective November 9, 2010. + (3)
10.30	Fourth Amendment to Lease dated November 11, 2010. (3)
10.31	Common Stock Purchase Agreement, dated as of December 14, 2010, by and between the Company and Aspire Capital Fund, LLC. (6)
10.31.1	Disclosure Schedule to Common Stock Purchase Agreement, dated as of December 14, 2010. (7)
10.32	Registration Rights Agreement, dated as of December 14, 2010, by and between the Company and Aspire Capital Fund, LLC. (6)
10.33	Additional Compensation Information for Named Executive Officers.+ (8)
10.34	Additional Compensation Information for Named Executive Officer.+
10.35	Consent Under Registration Rights Agreement by Intuitive Surgical Operations, Inc., dated as of December 13, 2010.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 *	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 (No. 333-129497) filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

+	Indicates management contract or compensatory plan.

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2010 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-171195) filed with the Securities and Exchange Commission on December 15, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-3/A (No. 333-171195) filed with the Securities and Exchange Commission on January 13, 2011 and incorporated herein by reference.

(8)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010 and incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: February 10, 2011	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: February 10, 2011	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. †
3.2	Amended and Restated Bylaws of Cardica, Inc. (1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (3)
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. †
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. †
4.3	Form of Warrant dated June 2007. (4)
4.4	Form of Warrant dated September 2009. (5)
10.2	Cardica, Inc. 2005 Equity Incentive Plan, as amended effective November 9, 2010. + (3)
10.30	Fourth Amendment to Lease dated November 11, 2010. (3)
10.31	Common Stock Purchase Agreement, dated as of December 14, 2010, by and between the Company and Aspire Capital Fund, LLC. (6)
10.31.1	Disclosure Schedule to Common Stock Purchase Agreement, dated as of December 14, 2010. (7)
10.32	Registration Rights Agreement, dated as of December 14, 2010, by and between the Company and Aspire Capital Fund, LLC. (6)
10.33	Additional Compensation Information for Named Executive Officers.+ (8)
10.34	Additional Compensation Information for Named Executive Officer.+
10.35	Consent Under Registration Rights Agreement by Intuitive Surgical Operations, Inc., dated as of December 13, 2010.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1 *	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

†	Filed as exhibits to the Company’s Registration Statement on Form S-1 (No. 333-129497) filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

*	The certification attached as Exhibit 32.1 accompanying this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cardica, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

+	Indicates management contract or compensatory plan.

(1)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.

(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2010 and incorporated herein by reference.

(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Registration Statement on Form S-3 (No. 333-171195) filed with the Securities and Exchange Commission on December 15, 2010 and incorporated herein by reference.

(7)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-3/A (No. 333-171195) filed with the Securities and Exchange Commission on January 13, 2011 and incorporated herein by reference.

(8)	Filed pursuant to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2010 and incorporated herein by reference.