Form 10-Q
period 2011-03-31
CARDICA INC
filed 2011-05-11
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

On May 5, 2011, there were 26,635,115 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (unaudited)

	a. Condensed Balance Sheets at March 31, 2011 and June 30, 2010	3

	b. Condensed Statements of Operations for the three and nine months ended March 31, 2011 and 2010	4

	c. Condensed Statements of Cash Flows for the nine months ended March 31, 2011 and 2010	5

	d. Notes to Condensed Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	21

Item 6.	Exhibits	39

SIGNATURES		40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2011	June 30, 2010
	(unaudited)	(audited)
Assets
Current assets
Cash and cash equivalents	$10,987	$6,561
Short-term investments	250	—
Accounts receivable	317	376
Inventories	997	1,131
Prepaid expenses and other current assets	274	231
Total current assets	12,825	8,299

Property and equipment, net	859	1,338
Restricted cash	104	154
Other non-current assets	93	—
Total assets	$13,881	$9,791

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,115	$496
Accrued compensation	656	440
Other accrued liabilities	726	517
Current portion of deferred revenue	738	403
Deferred rent	—	27
Note payable	—	1,400
Total current liabilities	3,235	3,283

Deferred revenue, net of current portion	460	—
Other non-current liabilities	45	31
Total liabilities	3,740	3,314

Commitments and contingencies

Stockholders' equity
Common stock, $0.001 par value, 65,000,000 shares authorized 26,234,965 and 24,005,813 shares issued and outstanding at March 31, 2011 and June 30, 2010, respectively	26	24
Additional paid-in capital	131,728	127,381
Treasury stock at cost 66,227 shares at March 31, 2011 and June 30, 2010	(596)	(596)
Accumulated deficit	(121,017)	(120,332)
Total stockholders' equity	10,141	6,477
Total liabilities and stockholders' equity	$13,881	$9,791

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net revenue
Product sales, net	$851	$959	$2,940	$2,799
License and development revenue	84	—	9,193	124
Royalty revenue	19	20	57	67
Total net revenue	954	979	12,190	2,990

Operating costs and expenses
Cost of product sales	598	1,068	2,503	2,607
Research and development	2,420	1,395	5,767	3,759
Selling, general and administrative	1,521	1,477	4,627	4,442
Total operating costs and expenses	4,539	3,940	12,897	10,808

Loss from operations	(3,585)	(2,961)	(707)	(7,818)

Interest income	4	9	19	28
Interest expense	—	(30)	(11)	(90)
Other income (expense)	6	(1)	14	7
Net loss	$(3,575)	$(2,983)	$(685)	$(7,873)
Basic and diluted net loss per common share	$(0.14)	$(0.12)	$(0.03)	$(0.37)
Shares used in computing basic and diluted net loss per common share	25,914	23,966	25,311	21,238

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine months ended
	March 31,
	2011	2010
Operating activities:
Net loss	$(685)	$(7,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	551	640
Loss on disposal of property and equipment	—	53
Stock-based compensation expenses	497	1,013
Changes in assets and liabilities:
Accounts receivable	59	103
Prepaid expenses and other assets	830	3
Inventories	134	380
Restricted cash	50	156
Accounts payable and other accrued liabilities	842	(198)
Accrued compensation	216	254
Deferred revenue	795	(124)
Deferred rent	(27)	6
Net cash provided by (used in) operating activities	3,262	(5,587)

Investing activities:
Purchases of property and equipment	(72)	(340)
Purchases of short term investments	(250)	—
Net cash used in investing activities	(322)	(340)

Financing activities:
Proceeds from issuance of common stock pursuant to the exercise of stock options for cash	240	5
Net proceeds from other issuances of common stock	2,646	9,918
Payment of note payable	(1,400)	—
Net cash provided by financing activities	1,486	9,923

Net increase in cash and cash equivalents	4,426	3,996
Cash and cash equivalents at beginning of period	6,561	5,328
Cash and cash equivalents at end of period	$10,987	$9,324
Supplemental disclosure of noncash investing and financing activities:
Common stock issued in connection with entering into a common stock purchase agreement	$966	$—

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cardica, Inc. (“Cardica”, the “Company”, “we”, “our” or “us”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. Historically, the Company’s business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. The Company has re-focused its business on the development of an endoscopic microcutter product line intended for use by thoracic, bariatric, colorectal and general surgeons. The Company is developing the Microcutter XPRESS™ 30 (formerly referred to as the Cardica Microcutter ES8), a multi-fire endolinear microcutter device based on the Company’s proprietary “staple-on-a-strip” technology, which would expand the Company’s commercial opportunity into additional surgical markets.  In addition, the Company is developing the Microcutter XPRESS™ 45 (formerly referred to as the Cardica Microcutter ES8), the Microcutter XCHANGE™ 30 (formerly referred to as the Cardica Microcutter MES5), the Microcutter FLEXCHANGE™ 30, a planned device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the Microcutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets.

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

The Company adopted Accounting Standards Update, or ASU, No. 2010-17, which addresses the milestone method of revenue recognition on July 1, 2010, as required.  Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved subject to satisfaction of all revenue recognition criteria at that time.  Revenue generated from license fees and performing development services are recognized when they are earned and non-refundable upon receipt or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on a project are recorded as deferred revenue until such time as the related development expenses, plus overhead costs for certain project activities, are incurred.

The Company adopted ASU No. 2009-13, which addresses the accounting for multiple-element arrangements on July 1, 2010, as required.  The guidance was adopted on a prospective basis and so is effective for all new or materially modified multiple-element arrangements that the Company enters into subsequent to July 1, 2010 including the arrangement with Intuitive Surgical Operations, Inc. (“Intuitive Surgical”) that the Company entered into on August 16, 2010.  This guidance removes the requirement for objective and reliable evidence of fair value of the undelivered items in order to separate a deliverable into a separate unit of accounting.  It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement. The adoption of this guidance has had a material effect upon the revenue recognized for the three and nine months ended March 31, 2011 and will have a material effect upon the revenue recognized in future periods related to the arrangement with Intuitive Surgical.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On August 16, 2010, the Company entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from the Company an aggregate of 1,249,541 newly-issued shares of the Company’s common stock (the “Stock Issuance”). The net proceeds recorded to stockholders’ equity based upon the fair value of the common stock on August 16, 2010 were approximately $2.0 million after offering expenses.  See Note 7, License, Development and Commercialization Agreements, for a discussion of the accounting treatment of the premium paid of $1.0 million, which is the amount Intuitive Surgical paid above the fair market value of the Company’s stock on the date of the agreement. There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance. Under the associated Registration Rights Agreement between the Company and Intuitive Surgical, the Company is required to meet certain obligations with respect to (1) filing a registration statement with the Securities and Exchange Commission pertaining to all common stock issued to Intuitive Surgical, and (2) using its reasonable best efforts to cause the registration statement to be declared effective within a specified number of days after filing the registration statement.  If these requirements are not met or if, after its effective date, such registration statement ceases for any reason to be effective for a specified number of days within a given period of time, the Company is required to pay to Intuitive Surgical (or the holder of the shares subject to the rights, if such rights have been transferred), as liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid pursuant to the Stock Purchase Agreement for the shares then held by Intuitive Surgical or holder, as applicable.  Such amount must be paid within a specified period of time following the occurrence of an event triggering the requirement to make a payment and on each monthly anniversary thereafter until such event is cured.  There is no specified maximum amount to be paid under these provisions.  The Company filed a registration statement related to the stock issued to Intuitive Surgical, and it was declared effective within the timeframes specified in the Registration Rights Agreement.  The Company has assessed the likelihood of making any such liquidated damages payments to Intuitive Surgical as remote and has not recorded any contingent liability related to these potential payments.

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

In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 295,567 shares of our common stock as a commitment fee (the “Commitment Shares”).  The value of the Commitment Shares of $966,000 was recorded as a deferred financing cost and included in other non-current assets.  Other costs related to entering into the Purchase Agreement of $134,000 were also included in other non-current assets.  The Purchase Agreement provides that the Company may not issue and sell more than 4,930,747 shares of the Company’s common stock, including the Commitment Shares.

For the three months ended March 31, 2011,  the Company received $1,814,000 from the sale of 500,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement.  All of the deferred financing costs of $1,100,000 were transferred to additional paid-in capital in the three months ended March 31, 2011 offsetting the capital raised under the Purchase Agreement during the quarter.

As of March 31, 2011, a total of 795,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement.

Stock-Based Compensation

Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including employee and non-employee stock based compensation expense and the amortization of deferred compensation (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Cost of product sales	$11	$13	$46	$165
Research and development	4	38	107	287
Selling, general and administrative	100	171	344	561
Total	$115	$222	$497	$1,013

NOTE 3 - NET LOSS PER SHARE

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period without consideration of potentially dilutive common shares.  Diluted net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period plus the weighted average potentially dilutive common shares for the period determined using the treasury-stock method.  For purposes of this calculation, options and warrants to purchase stock and non-vested restricted stock awards are considered to be potentially dilutive common shares and are only included in the calculation of diluted net loss per common share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Numerator:
Net loss	$(3,575)	$(2,983)	$(685)	$(7,873)
Denominator:
Weighted-average common shares outstanding	25,914	23,966	25,311	21,247
Less: Weighted-average non-vested restricted stock	—	—	—	(9)
Denominator for basic and diluted net loss per common share	25,914	23,966	25,311	21,238
Basic and diluted net loss per common share	$(0.14)	$(0.12)	$(0.03)	$(0.37)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation for the nine months ended March 31, 2011 and 2010 because their effect would be antidilutive (in thousands):

	As of March 31,
	2011	2010
Options to purchase common stock	1,055	3,293
Non-vested restricted stock awards	—	164
Warrants	575	4,719
Total	1,630	8,176

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss is comprised of net loss and unrealized gains/losses on available-for-sale securities. As there were no changes in unrealized gains/losses in the three and nine months ended March 31, 2011 and 2010, comprehensive loss was the same as net loss in each of those periods.

NOTE 5 - FAIR VALUE MEASUREMENTS

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

The Company does not have any liabilities that are measured at fair value. All assets that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,759	$—	$—	$4,759
Corporate debt securities	—	500	—	500
Short term investments:
Corporate debt securities	—	250	—	250

Total assets at fair value	$4,759	$750	$—	$5,509

	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$511	$—	$—	$511

Total assets at fair value	$511	$—	$—	$511

Funds held in money market instruments, are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.  Cash equivalents other than money market funds are valued primarily using observable inputs other than quoted market prices and are included in Level 2 inputs.

The Company’s short-term investments consist primarily of investments in corporate debt securities.  These investments are classified as available-for-sale and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity.  The fair value of these investments is included in Short-term investments in the Company’s Condensed Balance Sheets.  Short-term investments are included in Level 2 as their fair values are based on market prices/quotes for similar assets and/or other sources of observable information.

As of March 31, 2011, the Company’s material financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable, were reported at their current carrying values, which approximate fair value given the short term nature of these instruments with maturity dates of less than one year.

NOTE 6 – SHORT-TERM INVESTMENTS

	Amortized Cost	Gross Unrealized Gains (Losses)	Fair Value
Available-for-sale securities:
Corporate debt securities	$250	$—	$250

Total	$250	$—	$250

NOTE 7 - INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2011	June 30, 2010
Raw materials	$363	$250
Work in progress	98	62
Finished goods	536	819
	$997	$1,131

NOTE 8 - LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received payments of $1.0 million and $1.7 million in fiscal years ended June 30, 2009 and 2008, respectively. The Company received no payments in the fiscal year ended June 30, 2010 or the nine months ended March 31, 2011. The Company has no license and development revenue under the agreement for the three months ended March 31, 2011 and 2010 and recorded $0 and $124,000 for the nine months ended March 31, 2011 and 2010, respectively.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement has been recorded as deferred revenue as of March 31, 2011.  The Company is entitled to receive from Cook up to a total of an additional $275,000 in future payments if additional work is performed under the agreement. The Company is also entitled to receive a royalty based on Cook's annual worldwide sales of the PFO device, if any.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

Intuitive Surgical

On August 16, 2010, the Company entered into a license agreement with Intuitive Surgical (the “License Agreement”) pursuant to which the Company granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use the Company’s intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million. The Company is also eligible to receive a contingent payment related to achieving a certain sales volume.  Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy.  Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and except in the case of termination for the Company’s uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well.  Under the License Agreement, Intuitive Surgical has rights to improvements in the Company’s technology and intellectual property over a specified period of time.

The Company adopted ASU No. 2009-13, which addresses the accounting for multiple-element arrangements, on July 1, 2010 on a prospective basis.  Under this guidance, the Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010 and license rights to technology that may be developed over the following three years.  The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical (see Note 2, Stockholders’ Equity) were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables.  The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes.  Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010 that has been recognized as revenue in the three months ended September 30, 2010 and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period.  In total, the revenue recognized for the three and nine months ended March 31, 2011 related to this arrangement was $84,000 and $9.2 million, respectively, and, as of March 31, 2011, $0.8 million of deferred revenue related to this arrangement.

Prior to the adoption of ASU 2009-13, the Company would have assessed that there was one unit of accounting under the arrangement with Intuitive Surgical as there was no objective and reliable evidence of fair value of the license rights to technology that may be developed in the future.  Therefore, under the former guidance of Subtopic 605-25 of the Accounting Standards Codification (formerly known as EITF 00-21), the total consideration of $10.0 million would have been recognized ratably over the substantive performance period in which rights are being made available to Intuitive Surgical under the License Agreement.  Under the former guidance the license and development revenue recognized for the three and nine months ended March 31, 2011 related to this arrangement would have been $0.8 million and $2.1 million, respectively and the net loss for the three and nine months ended March 31, 2011 would have been $2.8 million ($0.11 per basic and diluted share) and $7.8 million ($0.31 per basic and diluted share), respectively.

NOTE 9 – NOTE PAYABLE

On April 1, 2010, the Company entered into an amendment (“Note Agreement Amendment”), to its subordinated convertible note agreement, dated June 16, 2003 and as amended to date, with Century Medical, Inc. (“Century Medical”), the Company’s distributor in Japan. Under the terms of the Note Agreement Amendment, the Company made a principal payment of $600,000 to Century Medical in April 2010, with the remaining $1.4 million principal amount owed to Century Medical becoming due on June 17, 2011, which was one year later than the maturity date prior to the Note Agreement Amendment. On August 17, 2010, the Company repaid the remaining $1.4 million principal balance and interest due to Century Medical.

NOTE 10 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”).  Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises.  The base rent during the extended term is $51,824 per month from January 1, 2011 through December 31, 2011, $53,305 per month from January 1, 2012 through December 31, 2012, $55,378 per month from January 1, 2013 through December 31, 2013, $59,228 per month from January 1, 2014 through December 31, 2014, and $62,189 per month from January 1, 2015 through August 31, 2015.  In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”) and the method of determination of the annual rent payable by the Company during the Option Term was set forth in the Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank.  A certificate of deposit of $100,000 was recorded as restricted cash in the Condensed Balance Sheets as of March 31, 2011 related to the letter of credit.

Future minimum lease payments under the non-cancelable operating leases having initial terms of a year or more as of March 31, 2011 including the Lease Amendment, are as follows (in thousands):

Operating Leases
2011	$467
2012	640
2013	665
2014	710
2015	497
Total	$2,979

NOTE 11 – SUBSEQUENT EVENT

Subsequent to March 31, 2011, the Company received $1,470,000 from the sale of 400,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement, as described in Note 2. – STOCKHOLDERS’ EQUITY.

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

Overview

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. We have re-focused our business on the development of an endoscopic microcutter product line intended for use by thoracic, bariatric, colorectal and general surgeons. Unless and until a microcutter product is developed and cleared for marketing in the United States or elsewhere, or we enter into an arrangement with a development and commercialization partner that provides us with development revenue, we will have ongoing costs related to the development of this potential product line without related revenue, other than the revenue related to a license agreement with Intuitive Surgical Operations, Inc., or Intuitive Surgical.

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target artery. As of March 31, 2011, more than 11,800 C-Port systems have been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of March 31, 2011, more than 23,000 PAS-Port systems had been sold in the United States, Europe and Japan.

In addition to our commercialized cardiac surgery products, we are developing the Microcutter XPRESS 30, a multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets. We have received Conformite Europeene, or CE Mark, certification for an initial microcutter surgical cutting and stapling device that we have developed. As an integral part of the multi-step CE marking process, we have obtained a Full Quality Assurance certification for our microcutter design and manufacturing processes. With this certification, subject to successful completion of development, we can apply the CE Mark to the first microcutter product that we expect to commercialize, the Microcutter XPRESS 30, and expect to be able to apply the CE Mark to future devices within the microcutter product line that comply with the certified design and manufacturing processes in the same manner. We expect first-in-man use of the Microcutter XPRESS 30 in Europe in the quarter ending June 30, 2011.  In addition to recently completing tooling of the Microcutter XPRESS 30 (formerly referred to as the Cardica Microcutter ES8), we have commenced tooling of the Microcutter XPRESS™ 45 (formerly referred to as the Cardica Microcutter ES8) and XCHANGE™ 30 (formerly referred to as the Cardica Microcutter MES5), and initiated development of the Microcutter FLEXCHANGE™ 30, a planned device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the Microcutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets.

We use independent distributors and manufacturers’ representatives to support a small core direct sales team for our C-Port systems and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line. We have shifted our development efforts to focus on the Microcutter XPRESS 30 and additional potential products in our anticipated microcutter product line.

We manufacture our C-Port and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For the three and nine months ended March 31, 2011, we generated net revenue of $1.0 million and $12.2 million, including the license and development revenue of $9.2 million related to the License Agreement with Intuitive Surgical, respectively, and recorded a net loss of $3.6 million and a net loss of $0.7 million, respectively.

Since our inception, except for the three months ended September 30, 2010 and the six months ended December 31, 2010, in which we recorded net income due to the license rights granted to Intuitive Surgical, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales were not sufficient to support the operation of our business as we had planned. If revenue does not increase, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

As of March 31, 2011, we had cash, cash equivalents and short-term investments of $11.2 million. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2012. We would extend this time period to the extent that we access additional capital under the common stock purchase agreement, or Purchase Agreement, we entered into on December 14, 2010 with Aspire Capital Fund, LLC, an Illinois limited liability company, referred to as Aspire Capital. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the development of the Microcutter XPRESS 30 and additional potential products in our anticipated microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Subject to the terms and conditions of the Purchase Agreement with Aspire Capital, we have a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares.  The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.  During the three months period ended March 31, 2011, we sold and issued to Aspire Capital an aggregate of 500,000 shares of our common stock.  As of March 31, 2011, a total of 795,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement.

Agreements with Intuitive Surgical

On August 16, 2010, we entered into a license agreement, or License Agreement, with Intuitive Surgical, pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications for an upfront license fee of $9.0 million. We are also eligible to receive a contingent payment related to achieving a certain sales volume. Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy.  Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and, except in the case of termination for our uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well.  Under the License Agreement, Intuitive Surgical has rights to improvements in our technology and intellectual property over a specified period of time.

In addition, on the same date, we entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 newly-issued shares of the Company’s common stock, referred to as the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010 were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $84,000 and $9.2 million was recorded as license and development revenue for the three and nine months ended March 31, 2011, respectively, and $0.8 million was recorded as deferred revenue as of March 31, 2011.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreements with Cook Incorporated

In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and we and Cook jointly developed the device.  Our significant deliverables under the arrangement were the license rights and the associated development activities.  If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we received payments of $1.0 million and $1.7 million in fiscal years ended June 30, 2009 and 2008, respectively. We received no payments in the fiscal year ended June 30, 2010 or the nine months ended March 31, 2011.  The Company has no license and development revenue under the agreement for the three months ended March 31, 2011 and 2010 and recorded $0 and $124,000 for the nine months ended March 31, 2011 and 2010, respectively.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $403,000 under this agreement has been recorded as deferred revenue as of March 31, 2011.  We are entitled to receive from Cook up to a total of an additional $275,000 in future payments if additional development work is to be performed under the agreement. We are also entitled to receive a royalty based on Cook's annual worldwide sales of the PFO device, if any.  On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

We adopted Accounting Standards Update, or ASU, No. 2010-17, which addresses the milestone method of revenue recognition on July 1, 2010, as required. Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved subject to satisfaction of all revenue recognition criteria at that time.  Revenue generated from license fees and performing development services are recognized when they are earned and non-refundable upon receipt or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses are incurred.

We adopted ASU No. 2009-13, which addresses the accounting for multiple-element arrangements on July 1, 2010.  The guidance was adopted on a prospective basis and so is effective for all new or materially modified multiple-element arrangements that we enter into subsequent to July 1, 2010 including the arrangement with Intuitive Surgical that we entered into on August 16, 2010.  This guidance removes the requirement for objective and reliable evidence of fair value of the undelivered items in order to separate a deliverable into a separate unit of accounting.  It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement. The adoption of this guidance has had a material effect upon the revenue recognized for the nine months ended March 31, 2011 and will have a material effect upon the revenue recognized in future periods related to the arrangement with Intuitive Surgical.

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

We selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. Since the Company has limited historical data on volatility of its stock, the expected volatility is based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. We estimate forfeitures in calculating the expense related to stock-based compensation. We recognize stock-based compensation expense for options and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded total stock-based compensation expenses related to employee and director stock awards of $115,000, or $0.00 per basic and diluted share and $211,000, or $0.01 per basic and diluted share for the three months ended March 31, 2011 and 2010, respectively and $475,000, or $0.02 per basic and diluted share and $974,000, or $0.05 per basic and diluted share for the nine months ended March 31, 2011 and 2010, respectively.

Results of Operations

Comparison of the three month periods ended March 31, 2011 and 2010

Net Revenue. Total net revenue decreased by $25,000, or 3%, to $1.0 million for the three months ended March 31, 2011 compared to $1.0 million for the same period in 2010. Product sales decreased by $108,000, or 11%, to $0.9 million for the three months ended March 31, 2011 compared to $1.0 million for the same period in 2010. The decrease of $108,000 in product sales for the three months ended March 31, 2011 was primarily attributable to lower C-Port systems sales in the United States.  The increase in license and development revenue of $84,000 related to the License Agreement with Intuitive Surgical that we entered into in August 2010.

For the three months ended March 31, 2011 and 2010, sales to Century Medical accounted for approximately 24% and 9%, respectively, of our product sales.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased $470,000, or 44%, to $0.6 million for the three months ended March 31, 2011 compared to $1.1 million for the same period in 2010. The decrease in cost of product sales resulted primarily from decreased unit sales and a reduction in the per-unit cost of  product sold for the three months ended March 31, 2011.  The per-unit cost of the product we sold in the three months ended March 31, 2011 was lower due to lower overhead absorption during the immediately preceding quarter, as we had higher manufacturing volumes during that quarter.  This reduction in the three months ended March 31, 2011 per-unit cost of product sold was partially offset by lower of cost or market inventory write-down of $147,000 for the three months ended March 31, 2011 primarily on our PAS-Port system inventory as the manufacturing volumes reduced again in the three months ended March 31, 2011.  We expect that our cost of product sales will increase as a percentage of our product sales in subsequent quarters due to manufacturing volumes with higher overhead absorption.

Research and Development Expense. Research and development expense consists primarily of personnel costs within our product development, regulatory and clinical groups and the costs for developing tooling. Research and development expense increased by $1.0 million, or 73%, to $2.4 million for the three months ended March 31, 2011 compared to $1.4 million for the same period in 2010. The increase in expenses for the three months ended March 31, 2011 was attributable to an increase in salaries and benefits of $160,000, increased professional services for microcutter product development of $80,000, increased prototype project materials for microcutter product development of $247,000 and higher molds and tooling expenses of $566,000 related to the microcutter product development activities.

We anticipate that research and development expense will increase slightly in absolute terms in future periods as we seek to develop new applications of our technology, including the Microcutter XPRESS 30 and additional microcutter products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $44,000, or 3%, to $1.5 million for the three months ended March 31, 2011 compared to $1.5 million for the same period in 2010. The increase in selling, general and administrative expense in the three months ended December 31, 2010 was primarily attributable to an increase in salaries and benefits of $39,000 and an increase in professional services expenses of $75,000, partially offset by lower stock-based compensation charges of $71,000.

We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we increase the number of internal sales representatives that sell our products.

Interest Income. Interest income decreased by $5,000, or 56%, to $4,000 for the three months ended March 31, 2011 compared to $9,000 for the same period in 2010. The decrease in interest income for the three month period ended March 31, 2011 was primarily due to lower overall market interest rates.

Interest Expense. Interest expense for the three months ended March 31, 2010 reflected a 6% per annum interest rate payable on our debt then outstanding to Century Medical.  This debt was fully repaid on August 17, 2010.

Comparison of the nine month periods ended March 31, 2011 and 2010

Net Revenue. Total net revenue increased by $9.2 million, or 308%, to $12.2 million for the nine months ended March 31, 2011 compared to $3.0 million for the same period in 2010. Product sales increased by $141,000, or 5%, to $2.9 million for the nine months ended March 31, 2011 compared to $2.8 million for the same period in 2010. The increase of $141,000 in product sales for the nine months ended March 31, 2011 was primarily attributable to both higher PAS-Port and C-Port systems sales in the United States.  The increase in license and development revenue of $9.1 million related to the License Agreement with Intuitive Surgical that we entered into in August 2010.

For the nine months ended March 31, 2011 and 2010, sales to Century Medical accounted for approximately 22% and 19%, respectively, of our product sales.

Included within license and development revenue was $0 and $124,000 for the nine months ended March 31, 2011 and 2010, respectively, related to development activities for the PFO project under our arrangement with Cook. On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this arrangement in the foreseeable future.

Cost of Product Sales. Cost of product sales decreased $104,000, or 4%, to $2.5 million for the nine months ended March 31, 2011 compared to $2.6 million for the same period in 2010. The decrease in cost of product sales resulted primarily from higher adjustments to write down inventories to market, including write offs of excess inventory during the nine months ended March 31, 2010.  These higher adjustments were primarily a reflection of the higher inventory levels maintained by the Company during 2010.   The impact of the above decreases was partially offset by the impact resulting from increased unit sales in the nine months ended March 31, 2011.

Research and Development Expense. Research and development expense increased by $2.0 million, or 53%, to $5.8 million for the nine months ended March 31, 2011 compared to $3.8 million for the same period in 2010. The increase in expenses for the nine months ended March 31, 2011 was attributable to an increase in salaries and benefits of $298,000, increased professional services incurred in relation to the microcutter product development of $202,000, increased prototype project materials for the microcutter product development of $307,000 and higher molds and tooling expenses of $1.4 million related to the microcutter product development activities, partially offset by lower stock-based compensation of $179,000 and lower clinical trial expense of $108,000 as a result of completing the PAS-Port and European clinical trials.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $185,000, or 4%, to $4.6 million for the nine months ended March 31, 2011 compared to $4.4 million for the same period in 2010. The increase in selling, general and administrative expense in the nine months ended March 31, 2011 was primarily attributable to an increase in salaries and benefits of $144,000 and an increase in professional services expenses of $219,000, partially offset by lower stock-based compensation charges of $218,000.

Interest Income. Interest income decreased by $9,000, or 32%, to $19,000 for the nine months ended March 31, 2011 compared to $28,000 for the same period in 2010. The decrease in interest income for the nine month period ended March 31, 2011 was primarily due to lower overall market interest rates.

Interest Expense. Interest expense for the nine months ended March 31, 2011 and 2010 reflected a 6% per annum interest rate payable on our debt outstanding to Century Medical during the applicable periods.  This debt was fully repaid on August 17, 2010.

Off Balance Sheet Arrangements

As of March 31, 2011, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2011, our accumulated deficit was $121.0 million, and we had cash, cash equivalents and short-term investments of $11.2 million. We currently invest some of our cash, cash equivalents and short-term investments in money market funds and corporate debt securities. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements.

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

For the three months ended March 31, 2011, we received $1,814,000 from the sale of 500,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement.

Subsequent to March 31, 2011, we received $1,470,000 from the sale of 400,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement, as described in Note 2. - STOCKHOLDERS' EQUITY.

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

On November 11, 2010, we entered into an amendment, or Lease Amendment, to our facility lease.  Pursuant to the Lease Amendment, the term of the lease is extended four years, through August 31, 2015 and we were granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises.  The base rent during the extended term is $51,824 per month from January 1, 2011 through December 31, 2011, $53,305 per month from January 1, 2012 through December 31, 2012, $55,378 per month from January 1, 2013 through December 31, 2013, $59,228 per month from January 1, 2014 through December 31, 2014, and $62,189 per month from January 1, 2015 through August 31, 2015.  In addition, under the Lease Amendment, we were granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”) and the method of determination of the annual rent payable by us during the Option Term was set forth in the Amendment. Under the operating lease we were required to maintain a letter of credit with a restricted cash balance at our bank.  A certificate of deposit of $100,000 was recorded as restricted cash in the Condensed Balance Sheets as of March 31, 2011 related to the letter of credit.

 Future minimum lease payments under the non-cancelable operating leases having initial terms of a year or more as of March 31, 2011 including the Lease Amendment, are as follows (in thousands):

Operating Leases
2011	$467
2012	640
2013	665
2014	710
2015	497
Total	$2,979

Summary cash flow data is as follows (in thousands):

	Nine months ended
	March 31,
	2011	2010
Net cash provided by (used in) operating activities	$3,262	$(5,587)
Net cash used in investing activities	(322)	(340)
Net cash provided by financing activities	1,486	9,923

Net cash provided by operating activities for the nine months ended March 31, 2011 was $3.3 million and net cash used in operating activities for the nine months ended March 31, 2010 was $5.6 million. The cash provided in the nine months ended March 31, 2011 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, an increase in deferred revenue due to the Intuitive Surgical arrangement, and an increase in accounts payable and other accrued liabilities due to the microcutter project. The use of cash for the nine months ended March 31, 2010 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation offset in part by a decrease in inventories and an increase in accrued compensation.

On August 16, 2010, we entered into the License Agreement with Intuitive Surgical pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications for a nonrefundable upfront license fee of $9.0 million. We are also eligible to receive a contingent payment related to achieving a certain sales volume. The milestone is considered substantive given the uncertainties surrounding the development and sale of any products incorporating the Company’s patent rights. Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy.  Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and, except in the case of termination for our uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well.  Under the License Agreement, Intuitive Surgical has rights to improvements in our technology and intellectual property over a specified period of time.

Net cash used in investing activities for the nine months ended March 31, 2011 and 2010 was $322,000 and $340,000, respectively. Net cash used in investing activities reflects purchases of property and equipment as well as the purchase of $250,000 of short-term investments in the nine months ended March 31, 2011.

Net cash provided by financing activities for the nine months ended March 31, 2011 and 2010 was $1.5 million and $9.9 million, respectively. Net cash provided by financing activities for the nine months ended March 31, 2011 consisted of the net proceeds recorded to stockholders’ equity from the sale of shares of common stock to Intuitive Surgical of $2.0 million, the sale of shares of common stock to Aspire of $654,000 and proceeds from the exercise of options of $240,000, offset in part by the $1.4 million repayment of notes payable to Century Medical. The net cash provided by financing activities for the nine months ended March 31, 2010 consisted primarily of proceeds received from a private placement of our common stock and warrants.

We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2012.  We would be able to extend this time period to the extent that we access additional capital under the Purchase Agreement with Aspire Capital.  We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenues from product sales, and we could exhaust our available financial resources sooner than we currently expect.

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

Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through our Purchase Agreement with Aspire Capital, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. We cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves.   If adequate funds are not available or revenues from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the date on which we exhaust our cash resources to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended March 31, 2011, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission, or SEC, on September 24, 2010.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Sales of our products and license and development activities generated $12.2 million and $3.0 million of revenue for the nine months ended March 31, 2011 and 2010, respectively. For fiscal years 2010, 2009, and 2008, sales of our products and license and development activities generated only $4.0 million, $9.9 million and $7.6 million of revenue, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption.  Failure to obtain broader commercial adoption of our systems will continue to negatively impact our financial results and financial position and may require us to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development projects.

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

Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2012.  We would be able to extend this time period to the extent that we access additional capital under the Purchase Agreement with Aspire Capital.  We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and we could exhaust our available financial resources sooner than we currently expect.

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

Subject to the terms and conditions of the Purchase Agreement, we have a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.  As of March 31, 2011, a total of 795,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement.

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

Aspire Capital may not ultimately purchase all of the $10.0 million of our common stock issuable pursuant to the Purchase Agreement. Aspire Capital may sell all, some or none of the shares it acquires pursuant to the Purchase Agreement, including the Commitment Shares that had been issued to Aspire Capital. Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital pursuant to the Purchase Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity−related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital, and the Purchase Agreement may be terminated by us at any time at our discretion without any further cost to us.

*We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

Except for the three months ended September 30, 2010 and the six months ended December 31, 2010, in which we recorded net income due to entering into the License Agreement with Intuitive Surgical, we have incurred net losses since our inception in October 1997. As of March 31, 2011, our accumulated deficit was approximately $121.0 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems in the United States and receipt of regulatory clearance or approval and market adoption of additional proposed products in the United States, including the Microcutter XPRESS 30 in particular. We commenced commercial sales of the C-Port system in Europe in 2004 and in the United States in 2006 and of the PAS-Port system in Europe in 2003, in Japan in 2004 and in the United States in September 2008.

Our cost of product sales was 85% and 93% of our net product sales for the nine months ended March 31, 2011 and 2010, respectively. Our cost of product sales was 98% and 79% of our net product sales for fiscal years 2010 and 2009, respectively. We expect high cost of product sales to continue for the foreseeable future. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant sales of the C-Port and PAS-Port systems and our additional proposed products. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Assuming that we receive FDA clearance for one or more of our microcutter products, a number of factors will influence our ability to gain clinical adoption. In many surgical specialties, the use of laparoscopic and open surgical stapling devices is routine in clinical practice and an accepted standard of care. Two large companies, Johnson & Johnson and Covidien, have significant positions in the market for surgical stapling devices. For our products to be clinically adopted, they must show benefits that are significant enough for surgeons to communicate their preference and to overcome any constraints on their hospitals’ ability to purchase competing products, such as purchasing contracts, to buy one of our stapling products to replace a competing device. In addition to this obstacle, our microcutter products must demonstrate the degree of reliability that surgeons have experienced with products that they have been using for years. Market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products. Our anticipated initial lack of human clinical data with respect to the use of any microcutter products that we may commercialize is likely to negatively impact the rate and extent of clinical adoption of the products. Any future recalls may impact physicians’ and hospitals’ perception of our products.

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

Our PAS-Port and C-Port systems and future products in our anticipated microcutter product line may face future development and regulatory difficulties.

Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. Any of our future products, including the Microcutter XPRESS 30, other potential microcutter products and any future generations of the C-Port or PAS-Port systems, may not obtain regulatory clearances or approvals required for marketing or may face certain types of restrictions or requirements, particularly as the FDA is in the process of revising its 510(k) clearance system to, in certain cases, require human clinical data and to prohibit the combination of multiple predicate devices as the basis for a 510(k). The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. The FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved pre-market approval application, or PMA. The FDA will clear the marketing of a medical device through the 510(k) process if it is demonstrated that the new product has the same intended use, is substantially equivalent to another legally marketed device, including a 510(k)-cleared product, and otherwise meets the FDA’s requirements. We intend to seek 510(k) clearance for the Microcutter XPRESS 30. The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance or the approval of a PMA before the modified product can be marketed. Any products that we develop that require regulatory clearance or approval, including the Microcutter XPRESS 30, may not be approved on the timelines that we currently anticipate, if approved at all. We cannot assure that any new products or any product enhancements that we develop, including the Microcutter XPRESS 30, will be subject to the shorter 510(k) clearance process instead of the more lengthy PMA requirements. Additionally, even if 510(k) or other regulatory clearance is granted for the XPRESS 30 or any other potential product, the approved indications for use may be limited, and the FDA may require additional animal or human clinical data prior to any potential approval of additional indications. In particular, we anticipate that if 510(k) clearance is granted for the XPRESS 30, the initially approved indications for use would be limited, and that the FDA would require additional data prior to any potential approval of additional indications.

The European Union requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the European Union. We have received CE Mark certification for an initial microcutter surgical cutting and stapling device that we have developed. The microcutter device as to which we have received CE Mark certification is not for a device that we expect to commercialize. To maintain authorization to apply the CE Mark to future devices within the microcutter product line, we are subject to annual surveillance audits and periodic re-certification audits. If we modify existing products or develop new products in the future, we may need to apply for permission to affix the CE Mark to such products. We do not know whether we will be able to obtain permission to affix the CE Mark for new or modified products or whether we will continue to meet the quality and safety standards required to maintain the authorization that we have received. If we are unable to maintain authorization to affix the CE Mark to microcutter products, we will not be able to sell these products in member countries of the European Union, which would have a material adverse effect on our results of operations.

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

From time to time, we may estimate and publicly announce the timing anticipated for the accomplishment of various clinical, regulatory and other product development goals, which we sometimes refer to as milestones. These milestones may include the initiation of use of products or potential products in humans, the release of data from our clinical trials, receipt of clearances or approvals from regulatory authorities, other clinical and regulatory events or the commercial launch of new products. These estimates are based on a variety of assumptions. The actual timing of these milestones can vary dramatically compared to our estimates, in some cases for reasons beyond our control. If we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

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

Additionally, our manufacturing processes and, in some cases, those of our suppliers are required to comply with FDA's Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including FDA, state authorities and comparable agencies in other countries. If we fail a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our devices and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

We may also be required to recall our products due to manufacturing supply defects. If we issue recalls of our products in the future, our revenue and business could be harmed.

If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products, our business may be harmed.

We have limited experience as a company in the sale, marketing and distribution of our products. Century Medical is responsible for marketing and commercialization of the PAS-Port system in Japan. To promote our current and future products in the United States and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable. For our microcutter products, we will have to compete for sales and acceptance of our products against two large companies, Johnson & Johnson and Covidien, with large sales forces and significant market positions.

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

We derive a substantial portion of our revenue from sales to Century Medical, our distributor in Japan. The loss of Century Medical as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the nine months ended March 31, 2011 and 2010, sales to Century Medical accounted for approximately 22% and 19%, respectively, of our total product sales. For fiscal years 2010 and 2009, sales to Century Medical accounted for approximately 23% and 15%, respectively, of our total product sales. We expect that Century Medical will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century Medical as a customer, our revenue and net loss would be adversely affected. In addition, other customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

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

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the U.S. and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for our products difficult.

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

The manufacture of our products is a complex and costly operation involving a number of separate processes and components. Shipment delays may negatively impact physicians' and hospitals' perception of our products and have a material adverse impact on our results of operations.

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

As of March 31, 2011, we had 46 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

Although we maintain product liability insurance in the amount of $10,000,000, we may not have sufficient insurance coverage to fully cover the costs of any claim or any ultimate damages we might be required to pay. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, harming our financial condition and adversely affecting our operating results.

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

An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	completion of development of our microcutter products, and the timing thereof;

•	market acceptance and adoption of our products;

•	regulatory clearance or approvals of or other regulatory developments with respect to our products;

•	volume and timing of orders for our products;

•	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

•	quarterly variations in our or our competitors' results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements related to patents issued to us or our competitors and to litigation; and

•	developments in our industry.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 25% of our outstanding common stock as of March 31, 2011. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Ö
Filed as exhibits to the Company's Registration Statement on Form S-1 (No. 333-129497) filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

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

(1)	Filed pursuant to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.

Date: May 10, 2011	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: May 10, 2011	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. Ö
3.2	Amended and Restated Bylaws of Cardica, Inc. (1)
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (3)
4.1	Warrant dated March 17, 2000 exercisable for 12,270 shares of common stock. Ö
4.2	Warrant dated October 31, 2002 exercisable for 60,017 shares of common stock. Ö
4.3	Form of Warrant dated June 2007. (4)
4.4	Form of Warrant dated September 2009. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

Ö
Filed as exhibits to the Company's Registration Statement on Form S-1 (No. 333-129497) filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

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

(1)	Filed pursuant to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2010 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.