Form 10-Q
period 2011-09-30
CARDICA INC
filed 2011-11-09
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [x]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [  ] No [x]

On November 7, 2011, there were 27,071,679 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (unaudited)

a. Condensed Balance Sheets at September 30, 2011 and June 30, 2011	3

b. Condensed Statements of Operations for the three months ended September 30, 2011 and 2010	4

c. Condensed Statements of Cash Flows for the three months ended September 30, 2011 and 2010	5

d. Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A. Risk Factors	20

Item 6. Exhibits	40

SIGNATURES	41

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2011	June 30, 2011
	(Unaudited)	(Note 1)
Assets
Current assets
Cash and cash equivalents	$5,912	$7,832
Short-term investments	3,162	1,493
Accounts receivable	262	327
Inventories	778	840
Prepaid expenses and other current assets	289	160
Total current assets	10,403	10,652

Property and equipment, net	1,271	714
Restricted cash	104	104
Total assets	$11,778	$11,470

Liabilities and stockholders' equity
Current liabilities
Accounts payable	$1,100	$618
Accrued compensation	369	530
Other accrued liabilities	365	289
Current portion of deferred revenue	738	738
Total current liabilities	2,572	2,175

Note payable and other non-current liabilities	2,362	433
Total liabilities	4,934	2,608

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value: 5,000,000 shares authorized: no shares issued and outstanding at September 30, 2011 and June 30, 2011	—	—
Common stock, $0.001 par value: 65,000,000 shares authorized: 27,071,679 and 26,635,115 shares issued and outstanding at September 30, 2011 and June 30, 2011, respectively	27	27
Additional paid-in capital	134,320	133,281
Treasury stock at cost (66,227 shares at September 30, 2011 and June 30, 2011)	(596)	(596)
Accumulated comprehensive loss	(3)	(1)
Accumulated deficit	(126,904)	(123,849)
Total stockholders' equity	6,844	8,862
Total liabilities and stockholders' equity	$11,778	$11,470

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended
	September 30,
	2011	2010
Net revenue
Product sales, net	$767	$995
License and development revenue	84	9,025
Royalty revenue	19	22
Total net revenue	870	10,042

Operating costs and expenses
Cost of product sales	827	944
Research and development	1,557	1,375
Selling, general and administrative	1,541	1,495
Total operating costs and expenses	3,925	3,814

Income (loss) from operations	(3,055)	6,228

Interest income	1	8
Interest expense	—	(11)
Other income (expense), net	(1)	(2)
Net income (loss)	$(3,055)	$6,223
Basic net income (loss) per common share	$(0.11)	$0.25
Diluted net income (loss) per common share	$(0.11)	$0.24

Shares used in computing net income (loss) per common share
Basic	26,806	24,623
Diluted	26,806	26,000

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended
	September 30,
	2011	2010
Operating activities:
Net income (loss)	$(3,055)	$6,223
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	162	193
Stock-based compensation expenses	136	244
Changes in assets and liabilities:
Accounts receivable	65	12
Prepaid expenses and other current assets	(129)	47
Inventories	62	280
Accounts payable and other accrued liabilities	558	(148)
Accrued compensation	(161)	(87)
Deferred revenue	(83)	963
Deferred rent	12	2
Net cash provided by (used in) operating activities	(2,433)	7,729

Investing activities:
Purchases of property and equipment	(719)	(7)
Purchases of short-term investments	(1,671)	—
Net cash used in investing activities	(2,390)	(7)

Financing activities:
Net proceeds from issuance of common stock	903	2,011
Proceeds from (Repayment of) notes payable	2,000	(1,400)
Net cash provided by financing activities	2,903	611

Net increase (decrease) in cash and cash equivalents	(1,920)	8,333
Cash and cash equivalents at beginning of period	7,832	6,561
Cash and cash equivalents at end of period	$5,912	$14,894

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Cardica, Inc. (“Cardica”, the “Company”, “we”, “our” or “us”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc.  Historically, the Company’s business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. The Company has re-focused its business on the development of an endoscopic MicroCutter product line intended for use by thoracic, bariatric, colorectal and general surgeons. The first product that the Company is developing in its planned MicroCutter product line is the MicroCutter XPRESS™ 30, the first true multi-fire endolinear MicroCutter device based on the Company’s proprietary “staple-on-a-strip” technology, which would expand the Company’s commercial opportunity into additional surgical markets.  In addition, the Company is developing the MicroCutter XPRESS™ 45, a planned multi-fire endolinear MicroCutter device with a 45 millimeter staple line, the MicroCutter XCHANGE™ 30, a planned cartridge based MicroCutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, the MicroCutter FLEXCHANGE™ 30, a planned cartridge based MicroCutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets. The Company initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the Conformité Européene, in Europe in July 2011, and the Company continues to refine the product prior to commercial launch in Europe. Following the completion of the internal design verification process for the MicroCutter XPRESS 30 necessary to apply the Comformité Européene to this product for commercial use in Europe on June 30, 2011, the Company has determined that there is alternative future use in various research and development projects for equipment, tooling and materials related to the MicroCutter product line and has begun to capitalized such assets into prepaid expenses and other current assets or property and equipment.

Need for Additional Capital

The Company has incurred cumulative net losses of $126.9 million through September 30, 2011 and negative cash flows from operating activities and expects to incur losses for the next several years. Management plans to continue to finance the Company’s operations with equity or debt issuances or through collaboration arrangements. There is no guarantee that such funding will be available to the Company on acceptable terms, or at all, or that such funding will be received in a timely manner, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development or commercialization programs. There is no guarantee that the Company will be able to reduce its expenditures without materially and adversely affecting the business.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of Cardica have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of balances and results have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2011 included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 12, 2011.

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

Payments that are contingent upon the achievement of a substantive milestone are recognized in their entirety in the period in which the milestone is achieved subject to satisfaction of all revenue recognition criteria at that time.  Revenue generated from license fees and performing development services are recognized when it is earned and non-refundable upon receipt of payments, over the period of performance, or upon incurrence of the related development expenses in accordance with contractual terms, based on the actual costs incurred to date plus overhead costs for certain project activities. Amounts paid but not yet earned on a project are recorded as deferred revenue until such time as the related development expenses plus overhead costs for certain project activities are incurred.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On December 14, 2010, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock (the “Purchase Shares”) over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. Pursuant to the Purchase Agreement, on any trading day on which the closing sale price of the Company’s common stock exceeds $1.00 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to a certain number of shares dependent upon trading volume. The purchase price per Purchase Share will be equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.

The Purchase Agreement provides that the Company may not issue and sell more than 4,930,747 shares of the Company’s common stock, including the 295,567 commitment shares issued to Aspire Capital, under the Purchase Agreement. As of September 30, 2011, the Company had received $4.3 million from the sale of an aggregate of 1,300,000 shares of the Company’s common stock to Aspire Capital pursuant to the Purchase Agreement.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of the Company’s common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) The Agreement may be terminated by MLV or the Company at any time upon 10 days notice to the other party. As of September 30, 2011, the Company had received net proceeds of $85,100 from the placement of an aggregate of 31,494 shares of common stock through MLV.

Stock-Based Compensation

      Included in the statement of operations are the following non-cash stock-based compensation amounts for the periods reported, including non-employee stock based compensation expense (in thousands):

	Three months ended
	September 30,
	2011	2010
Cost of product sales	$12	$18
Research and development	39	54
Selling, general and administrative	85	172
Total	$136	$244

NOTE 3 - NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is calculated by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase and without consideration of potential common shares.  Diluted net income (loss) per common share is computed by dividing the net income (loss) by the weighted-average number of common shares outstanding for the period less the weighted average unvested common shares and dilutive potential common shares for the period determined using the treasury-stock method.  For purposes of this calculation, options and warrants to purchase stock and unvested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net income (loss) per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended
	September 30,
	2011	2010
Numerator:
Net income (loss)	$(3,055)	$6,223
Denominator:
Weighted-average common shares outstanding	26,806	24,623
Less: Weighted-average unvested restricted stock	—	—
Denominator for basic net income (loss) per common share	26,806	24,623
Dilutive effect of stock options	—	403
Dilutive effect of unvested restricted stock awards	—	43
Dilutive effect of warrants	—	931
Denominator for diluted net income (loss) per share	26,806	26,000
Basic net income (loss) per common share	$(0.11)	$0.25
Diluted net income (loss) per common share	$(0.11)	$0.24

The following table sets forth the outstanding securities not included in the diluted net income (loss) per common share calculation for the three months ended September 30, 2011 and 2010 because their effect would be antidilutive (in thousands):

	September 30,
	2011	2010
Options to purchase common stock	3,629	1,519
Unvested restricted stock awards	21	—
Warrants	4,646	—
Total	8,296	1,519

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of net income (loss) and unrealized gains/losses on available-for-sale securities, if any, as follows (in thousands):

	September 30,
	2011	2010
Net income (loss)	(3,055)	6,223
Change in unrealized gain (loss) on investments	(2)	—
Comprehensive income (loss)	(3,057)	6,223

NOTE 5 - FAIR VALUE MEASUREMENTS

      Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The Company does not have any liabilities that are measured at fair value. All assets that are measured at fair value have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,333	$—	$—	$2,333
Short-term investments:
Corporate debt securities	—	2,912	—	2,912
Federal agency bond	—	250	—	250

Total assets at fair value	$2,333	$3,162	$—	$5,495

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,016	$—	$—	$4,016
Short-term investments:
Corporate debt securities	—	1,243	—	1,243
Federal agency bond	—	250	—	250

Total assets at fair value	$4,016	$1,493	$—	$5,509

Funds held in money market instruments, are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets. Corporate debt securities and a federal agency bond are valued primarily using market prices/quotes for similar assets and/or other sources of observable information and are included in Level 2.

      As of September 30, 2011, the Company’s material current financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable, were reported at their current carrying values which approximate fair value given the short-term nature of these instruments with maturity dates of less than one year. We are currently assessing whether the carrying value of the note payable to Century Medical, Inc. (see Note 9 - Note Payable) approximates its fair value.

NOTE 6 – SHORT-TERM INVESTMENTS

The Company held investments in marketable securities as of September 30, 2011 and June 30, 2011 with maturity dates of less than one year.
Our short-term investments consisted of the following (in thousands):

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,915	$—	$(3)	$2,915
Federal agency bond	$250	—	—	250

Total	$3,165	$—	$(3)	$3,162

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,244	$—	$(1)	$1,243
Federal agency bond	250	—	—	250

Total	$1,494	$—	$(1)	$1,493

NOTE 7 - INVENTORIES

      Inventories consisted of the following (in thousands):

	September 30, 2011	June 30, 2011
Raw materials	$286	$341
Work in progress	236	112
Finished goods	256	387
	$778	$840

NOTE 8 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned MicroCutter products in Japan.  Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million at a 5% annual interest rate, with principal due five years after the first draw by the Company under the agreement, subject to certain conditions.   On September 30, 2011, the Company received a $2.0 million loan from Century under this facility, which bears 5% annual interest.  Interest on the loan is payable quarterly in arrears on the last business day of March, June, September and December through to September 30, 2016, the maturity date.  Century’s obligation to provide an additional loan to the Company under the facility was subject to the successful deployment, in Century’s sole discretion, of certain of the Company’s MicroCutter products in wet lab environments, before a specified date, or at such other date as mutually agreed upon between the parties. The Company expects to complete the remaining deployments within the next several months. In return for the loan commitment, the Company granted Century exclusive distribution rights to the Company’s planned MicroCutter product line in Japan and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the MicroCutter product line. After approval for marketing in Japan, the Company would sell MicroCutter units to Century, who would then sell the MicroCutter devices to their customers in Japan.

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

The Company adopted Accounting Standards Update ("ASU") No. 2009-13, which addresses the accounting for multiple-element arrangements, on July 1, 2010 on a prospective basis. Under this guidance, the Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010 and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical (see Note 2, Stockholders’ Equity) were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010 that has been recognized as revenue in the three months ended September 30, 2010 and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the three months ended September 30, 2011and 2010 related to this arrangement was $84,000 and $9.0 million, respectively, and, as of September 30, 2011, $628,000 had been recorded as deferred revenue related to this arrangement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated (“Cook”) to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received payments of $1.0 million and $1.7 million in fiscal years ended June 30, 2009 and 2008, respectively. The Company received no payments in fiscal 2011 or 2010 and did not record any license and development revenue under the agreement for the three months ended September 30, 2011 or 2010.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of September 30, 2011 and June 30, 2011.  The Company is entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. The Company is also entitled to receive a royalty based on Cook's annual worldwide sales of the PFO device, if any.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 9 – NOTE PAYABLE

In connection with the Distribution Agreement with Century, the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million, drawable by the Company in one or more tranches, subject to certain conditions (see Note 8, Distribution, License, Development and Commercialization Agreements), upon written request to Century made before December 31, 2012.  On September 30, 2011, the Company received a $2.0 million loan from Century under this facility, which bears 5% annual interest. The note is secured by all of the Company's assets including its intellectual property excluding intellectual property related to the Company's MicroCutter product line. Interest on the loan is payable quarterly in arrears on the last business day of March, June, September and December through to September 30, 2016, the maturity date. Due to the timing of the receipt of the loan, the Company is evaluating whether the note is at a market rate of interest and whether, due to the exclusive distribution rights granted to Century under the Distribution Agreement, there are multiple elements associated with the arrangement with Century that should be accounted for separately. The Company will finalize its assessment during the second quarter of fiscal 2012.

NOTE 10 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheet as of September 30, 2011 and June 30, 2011, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  September 30, 2011, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2012 (remaining nine months)	$476
2013	652
2014	688
2015	728
2016	124
Total minimum lease payments	$2,668

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

The first product that we are developing in our planned MicroCutter product line is the MicroCutter XPRESS™ 30, the first true multi-fire endolinear MicroCutter device based on our proprietary “staple-on-a-strip” technology, which would expand our commercial opportunity into additional surgical markets.  In addition, we are developing the MicroCutter XPRESS™ 45, a planned multi-fire endolinear MicroCutter device with a 45 millimeter staple line, the MicroCutter XCHANGE™ 30, a planned cartridge based MicroCutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, the MicroCutter FLEXCHANGE™ 30, a planned cartridge based MicroCutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets.  We estimate these planned devices expand our commercial opportunity to approximately 1.4 million additional procedures involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic procedures.  We initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the Conformité Européene, or CE Mark, in Europe in July 2011, and we continue to refine the product prior to commercial launch in Europe.

       We have been advised by the U.S. Food and Drug Administration, or FDA, that the FDA would require clinical data with respect to the staple design used in the planned MicroCutter product line as part of a 510(k) submission to the FDA with respect to potential clearance of the MicroCutter XPRESS 30 and other products in the planned MicroCutter product line for marketing and sale in the United States.  We plan to commence a single-arm clinical trial of the MicroCutter XPRESS 30, and when available, the MicroCutter XCHANGE 30 in Europe during this calendar year to obtain the clinical data that we plan to include in our 510(k) submission.  We anticipate that the results of the clinical trial conducted under our currently planned protocol will be available within approximately six months of trial commencement.

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target artery. As of September 30, 2011, more than 12,400 C-Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of September 30, 2011, more than 25,100 PAS-Port systems had been sold in the United States, Europe and Japan.

We use independent distributors and manufacturers’ representatives to augment a small core direct sales team for our C-Port systems and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line.

We manufacture our C-Port and PAS-Port systems with parts we manufacture and components supplied by vendors, which we then assemble, test and package. For the three months ended September 30 2011, we generated net revenue of $0.9 million, including $84,000 of license and development revenue, and incurred a net loss of $3.0 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. We have not generated any revenue from sales of any of the MicroCutter products that we are developing.  To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenue from product sales and milestone payments were not sufficient to support the operation of our business as we had planned.  If we fail to obtain broader commercial adoption of our systems or to achieve commercial adoption of our MicroCutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

As of September 30, 2011, we had cash, cash equivalents and short-term investments of $9.1 million. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through April 30, 2012. We would extend this time period to the extent that we complete the milestones entitling us to access an additional $2.0 million of debt financing under our recently signed arrangement with Century Medical, Inc., or Century, decrease our planned expenditures, or access additional capital under the common stock purchase agreement, or Purchase Agreement, we entered into on December 14, 2010 with Aspire Capital Fund, LLC, an Illinois limited liability company, or Aspire Capital, or under the At The Market Issuance Sales Agreement, or ATM Agreement, we entered into on August 3, 2011 with McNicoll, Lewis & Vlak LLC, or MLV. Our independent registered public accounting firm has indicated in their audit report on our fiscal 2011 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales that we anticipate generating and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect.  The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the development of the MicroCutter XPRESS 30 and additional potential products in our anticipated MicroCutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenue, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Agreements with Century

On September 2, 2011, we entered into a distribution agreement with Century with respect to distribution of our planned MicroCutter products in Japan.  Under the terms of a secured note purchase agreement, Century has agreed to loan us an aggregate of up to $4.0 million at a 5% annual interest rate, with principal due five years after the first draw by us under the agreement, subject to certain conditions. In return for the loan commitment, we granted Century distribution rights to our planned MicroCutter product line in Japan and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the MicroCutter product line. After approval for marketing in Japan, we would sell MicroCutter units to Century, who would then sell the MicroCutter devices to their customers in Japan.

On September 30, 2011, we received a $2.0 million loan from Century under the facility described above, which bears 5% annual interest. Interest on the loan is payable quarterly in arrears on the last business day of March, June, September and December and on September 30, 2016, the maturity date. Century’s obligation to provide the loan to us is subject to the successful deployment, in Century’s sole discretion, of certain of our MicroCutter products in clinical and wet lab environments, before specified dates, or at such other date as mutually agreed upon between the parties. We expect to complete the remaining deployments within the next several months.

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

In addition, on the same date, we entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 newly-issued shares of the Company’s common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010 were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $84,000 and $9.0 million had been recorded as license and development revenue for the three months ended September 30, 2011 and September 30, 2010, respectively, and $628,000 had been recorded as deferred revenue as of September 30, 2011.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreements with Cook Incorporated

      In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and we and Cook jointly developed the device.  Our significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, we received payments of $1.0 million and $1.7 million in fiscal years ended June 30, 2009 and 2008, respectively. We received no payments in fiscal 2011 or 2010 and did not record any license and development revenue under the agreement for the three months ended September 30, 2011 or 2010.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of September 30, 2011 and June 30, 2011. We are entitled to receive from Cook up to a total of an additional $275,000 in future payments if development milestones under the agreement are achieved. We are also entitled to receive a royalty based on Cook's annual worldwide sales of the PFO device, if any.  On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

There were no significant changes to our critical accounting policies and significant judgements and estimates as set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 12, 2011.

Results of Operations

Comparison of the three month periods ended September 30, 2011 and 2010

      Net Revenue. Total net revenue decreased by $9.2 million, or 91%, to $0.9 million for the three months ended September 30, 2011 compared to $10.0 million for the same period in 2010. Product sales decreased by $228,000, or 23%, to $0.8 million for the three months ended September 30, 2011 compared to $1.0 million for the same period in 2010. The decrease of $228,000 in product sales for the three months ended September 30, 2011 was primarily attributable to both lower PAS-Port and C-Port systems sales in the United States.  The decrease in license and development revenue of $8.9 million relates to the Intuitive Surgical License Agreement that we entered into in August 2010 under which we recognized $9.0 million upon entering into the agreement and transferring certain license rights in the three months ended September 30, 2010.

      For the three months ended September 30, 2011 and 2010, sales to Century Medical accounted for approximately 33% and 22%, respectively, of our total product sales.

      Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $117,000, or 12%, to $0.8 million for the three months ended September 30, 2011 compared to $0.9 million for the same period in 2010. The decrease in cost of product sales resulted primarily from decreased unit sales. We recorded a lower of cost or market inventory write-down of $66,000 in the three months ended September 30, 2011 compared to $111,000 for the same period in 2010 primarily on our PAS-Port system inventory due to lower product cost of units manufactured in 2011. We released $12,000 of excess and obsolete inventory reserves as a result of units sold in the three months ended September 30, 2011.

      Research and Development Expense. Research and development expense relates primarily to the development of our MicroCutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense increased by $182,000, or 13%, to $1.6 million for the three months ended September 30, 2011 compared to $1.4 million for the same period in 2010. The increase in expenses for the three months ended September 30, 2011 was attributable to an increase in salaries and benefits of $210,000 due primarily to an increase in the number of personnel, increased consulting and professional services expenses of $67,000 and increased prototype project materials of $274,000, partially offset by lower molds and tooling expenses of $377,000 related to the MicroCutter program development activities that were capitalized.

      We anticipate that research and development expenses will remain relatively consistent in absolute terms in future periods as we continue to develop the MicroCutter XPRESS 30, the MicroCutter XCHANGE 30 and additional MicroCutter products.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $46,000, or 3%, to $1.5 million for the three months ended September 30, 2011 compared to $1.5 million for the same period in 2010. The increase in selling, general and administrative expense in the three months ended September 30, 2011 was primarily attributable to an increase in salaries and benefits of $72,000, and an increase in professional services expenses of $60,000, partially offset by lower stock-based compensation charges of $87,000.

      We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we increase the number of individuals in sales and marketing.

Off Balance Sheet Arrangements

      As of September 30, 2011, except for a real estate operating lease for our headquarters in Redwood City, California expiring in August 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of September 30, 2011, our accumulated deficit was $126.9 million and we had cash, cash equivalents and short-term investments of $9.1 million. We currently invest some of our cash, cash equivalents and short-term investments in money market funds, corporate debt securities and a federal agency bond. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements.

On September 2, 2011, we signed a distribution agreement with Century, with respect to distribution of our planned MicroCutter products in Japan.  Under the terms of a secured note purchase agreement, Century has agreed to loan us an aggregate of up to $4.0 million at a 5% annual interest rate, with principal due five years after the first draw by us under the agreement, subject to certain conditions. In return for the loan commitment, we granted Century distribution rights to our planned MicroCutter product line in Japan and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the MicroCutter product line. After approval for marketing in Japan, Cardica would sell MicroCutter units to Century, who would then sell the MicroCutter devices to their customers in Japan.

On September 30, 2011, we received a $2.0 million loan from Century under the facility described above, which bears 5% annual interest. Interest on the loan is payable quarterly in arrears on the last business day of March, June, September and December and on September 30, 2016, the maturity date. Century’s obligation to provide the balance of the loan to us is subject to the successful deployment, in Century’s sole discretion, of certain of our MicroCutter products in clinical and wet lab environments, before specified dates, or at such other date as mutually agreed upon between the parties. We expect to complete the remaining deployments within the next several months.

On August 3, 2011, we entered into the ATM Agreement with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement.  As of September 30, 2011, we had received net proceeds of $85,100 from the placement of an aggregate of 31,494 shares of common stock through MLV.

On December 14, 2010, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.  As of September 30, 2011, we have received $4.3 million from the sale of a total of 1,300,000 shares of common stock (excluding the 295,567 Commitment Shares) to Aspire Capital pursuant to the Purchase Agreement.

Contractual Obligations

Our future contractual obligations at September 30, 2011 were as follows (in thousands):

Contractual Obligations:	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$2,668	$476	$2,068	$124	$—
Notes payable, including interest	2,500	75	300	2,125	—
Total	$5,168	$551	$2,368	$2,249	$—

      Summary cash flow data is as follows (in thousands):

	Three months ended
	September 30,
	2011	2010
Net cash provided by (used in) operating activities	$(2,433)	$7,729
Net cash used in investing activities	(2,390)	(7)
Net cash provided by financing activities	2,903	611

      Net cash used in operating activities for the three months ended September 30, 2011 was $2.4 million and net cash provided by operating activities for the three months ended September 30, 2010 was $7.8 million. The use of cash for the three months ended September 30, 2011 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation and a decrease in accrued compensation partially offset by an increase in accounts payable and other accrued liabilities. The cash provided in the three months ended September 30, 2010 was primarily attributable to our net income adjusted for non-cash stock-based compensation charges and depreciation, an increase in deferred revenue due to the Intuitive Surgical arrangement and a decrease in inventories, offset in part by a decrease in accounts payable and other accrued liabilities resulting from payments made during the period.

      Net cash used in investing activities for the three months ended September 30, 2011 and 2010 was $2.4 million and $7,000, respectively. Net cash used in investing activities in the three months ended September 30, 2011 reflects purchases of property and equipment of $0.7 million as well as purchases of $1.7 million of short-term investments.

      Net cash provided by financing activities for the three months ended September 30, 2011 and 2010 was $2.9 million and $611,000, respectively. Net cash provided by financing activities for the three months ended September 30, 2011 consisted of the $2.0 million loan from Century and aggregate net proceeds of $0.9 million received from the sale of shares of common stock to Aspire Capital and MLV. The net cash provided by financing activities for the three months ended September 30, 2010 consisted of the net proceeds from the sale of shares of common stock to Intuitive Surgical of $2.0 million, offset in part by our $1.4 million repayment of notes payable to Century.

We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through April 30, 2012. We would be able to extend this time period to the extent that we complete the remaining milestones entitling us to access an additional $2.0 million of debt financing under our recently signed arrangement with Century, decrease our planned expenditures, or access additional capital under Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●
the extent of our ongoing research and development programs and related costs, including costs related to the  continued development of the MicroCutter XPRESS 30, the MicroCutter XCHANGE 30 and additional potential products in our anticipated MicroCutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenue;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the extent to which we access additional capital from Century, or under the Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV; and

●	the effects of competing technological and market developments.

      While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, we continue to refine this product prior to commercial launch, and we cannot predict when, if ever, we will generate commercial revenue from the sale of the MicroCutter XPRESS 30 or any other potential products in our anticipated MicroCutter product line.  Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs from Century, through our Purchase Agreement with Aspire Capital or our ATM Agreement with MLV, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of April 30, 2012 to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the three months ended September 30, 2011, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 12, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

      Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

      We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. The risks described below that are marked with an asterisk (*) are those risks that contain substantive changes from the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

Risks Related to Our Finances and Capital Requirements

*We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

Except for the three months ended September 30, 2010, in which we recorded net income due to entering into the License Agreement with Intuitive Surgical, we have incurred net losses since our inception in October 1997.  As of September 30, 2011, our accumulated deficit was approximately $126.9 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, commercial launch and market adoption of our planned MicroCutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our planned MicroCutter products in the United States.

      Our ability to become and remain profitable depends upon our ability to generate higher product sales. Our ability to generate significant continuing revenue depends upon a number of factors, including:

●	achievement of broad acceptance for our current products or future products that we may commercialize;

●	achievement of U.S. regulatory clearance or approval for additional products; and

●	successful sales, manufacturing, marketing and distribution of our products.

      We have not generated any revenue from commercial sale of any of the MicroCutter products that we are developing.  While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, we continue to refine this product prior to commercial launch, and we cannot predict when, if ever, we will generate commercial revenue from the sale of the MicroCutter XPRESS 30 or any other potential products in our anticipated MicroCutter product line.  Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption.  Sales of our products and license and development activities generated $0.9 million and $10.0 million for the three month periods ended September 30, 2011 and 2010, respectively. For fiscal years 2011, 2010 and 2009, sales of our products and license and development activities generated only $13.2 million, $4.0 million and $9.9 million of revenue, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future.

        Our cost of product sales was 108% and 95% of our net product sales for the three month periods ended September 30, 2011 and 2010, respectively. Our cost of product sales was 86% and 98% of our net product sales for fiscal years 2011 and 2010, respectively. We expect higher cost relative to product sales for the foreseeable future due to the planned commercialization of our MicroCutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant product sales.  Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Our development efforts have consumed substantial capital to date. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through April 30, 2012. We would be able to extend this time period to the extent that we complete the remaining milestones entitling us to access an additional $2.0 million of debt financing under our recently signed arrangement with Century, decrease our planned expenditures, or access additional capital under the Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect.

      The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●
the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XPRESS 30, the MicroCutter XCHANGE 30 and additional potential products in our anticipated MicroCutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenue;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the extent to which we access additional capital from Century, or under the Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV; and

●	the effects of competing technological and market developments.

      Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future. Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs from Century, through our Purchase Agreement with Aspire Capital or our ATM Agreement with MLV, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances.  To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all.  The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of April 30, 2012 to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value.

On September 2, 2011, we signed a distribution agreement with Century with respect to distribution of our planned MicroCutter products in Japan.  Under the terms of a secured note purchase agreement, Century has agreed to loan us an aggregate of up to $4.0 million at a 5% annual interest rate, with principal due five years after the first draw by us under the agreement, subject to certain conditions. Century’s obligation to provide additional loans to us under the facility is subject to the successful deployment, in Century’s sole discretion, of certain of our MicroCutter products in clinical and wet lab environments, before specified dates, or at such other date as mutually agreed upon between the parties. In return for the loan commitment, we granted Century distribution rights to our planned MicroCutter product line in Japan and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan. After approval for marketing in Japan, we would sell MicroCutter units to Century, who would then sell the MicroCutter devices to their customers in Japan.

Subject to the terms and conditions of the Purchase Agreement, we have a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.  As of September 30, 2011, a total of 1,595,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.3 million of capital had been raised through the sale of 1,300,000 shares of common stock at an average price of $3.28 per share.

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent.  The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement.   As of September 30, 2011, we had received net proceeds of $85,100 from the placement of an aggregate of 31,494 shares of common stock through MLV.

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

Our audited financial statements for the fiscal year ended June 30, 2011 were prepared on the basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in their audit report on our fiscal 2011 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We will be forced to delay or reduce the scope of our MicroCutter development program and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

*The sale of our common stock to Aspire Capital or through MLV may cause substantial dilution to our existing stockholders, and the sale of the shares of common stock acquired by Aspire Capital or issued through MLV could cause the price of our common stock to decline.

The Purchase Agreement provides for the issuance to Aspire Capital of the Commitment Shares and up to an additional $10.0 million of our common stock.  As of September 30, 2011, a total of 1,595,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement.  It is anticipated that the remaining shares will be sold to Aspire Capital over a period of up to 24 months from February 2011. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares that we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock to Aspire Capital under the Purchase Agreement may cause the trading price of our common stock to decline.

Under the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent. It is anticipated that these additional shares will be sold through MLV over a period of up to 36 months from August 2011. The number of shares ultimately offered for sale by MLV is dependent upon the number of shares that we elect to sell to MLV under the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock through MLV under the ATM Agreement may cause the trading price of our common stock to decline.  As of September 30, 2011, we had received net proceeds of $85,100 from the placement of an aggregate of 31,494 shares of common stock through MLV.

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

*Existing creditors may have rights to our assets that are senior to our stockholders.

      An existing arrangement with our current lender Century, as well as future arrangements with other creditors, allow or may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations that would have priority over any of our capital stock. After satisfaction of our debt obligations, we could have little or no proceeds left to distribute to the holders of our capital stock.

Our quarterly operating results and stock price may fluctuate significantly.

      We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●
the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XPRESS 30, the MicroCutter XCHANGE 30 and additional potential products in our anticipated MicroCutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenue;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the extent to which we access capital from Century, or under the Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV; and

●	the effects of competing technological and market developments.

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

      We have expended significant time, money and effort in the development of our current commercial products, the C-Port systems and the PAS-Port system. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006), our C-Port Flex A in April 2007 and our C-Port X-CHANGE in December 2007. We commenced U.S. sales of our PAS-Port system in September 2008. We have not generated any revenue from sales of any of the MicroCutter products that we are developing.  While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, we continue to refine this product prior to commercial launch, and we cannot predict when, if ever, we will generate commercial revenue from the sale of the MicroCutter XPRESS 30 or any other potential products in our anticipated MicroCutter product line.  We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of our current PAS-Port and C-Port systems in the United States and commercialization of planned MicroCutter products, including the MicroCutter XPRESS 30.

We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.

We intend to use our knowledge and expertise in anastomotic technologies to discover, develop and commercialize new applications in additional markets. In particular, we are developing the MicroCutter XPRESS 30, an endoscopic MicroCutter intended for use by thoracic, bariatric, colorectal and general surgeons, the MicroCutter XCHANGE 30 and other potential products in our anticipated MicroCutter product line. Significant additional research and development and financial resources will be required to develop the MicroCutter XPRESS 30, the MicroCutter XCHANGE 30 and other planned products in this planned product line into commercially viable products and to obtain necessary regulatory approvals to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the MicroCutter XPRESS 30, the MicroCutter XCHANGE 30 or other potential MicroCutter products. Our failure to successfully develop the MicroCutter XPRESS 30, the MicroCutter XCHANGE 30 and/or other MicroCutter products would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

      Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. The FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved PMA.  Any of our future products, including planned products in our MicroCutter product line and any future generations of the C-Port systems, may not obtain regulatory clearances or approvals required for marketing or may face these types of restrictions or requirements, particularly as the FDA is considering revising its 510(k) clearance system to, in certain cases, require human clinical data and to prohibit the combination of multiple predicate devices as the basis for a 510(k).  We have been advised by the FDA that it would require clinical data with respect to the staple design used in the planned MicroCutter product line as part of a 510(k) submission to the FDA with respect to potential clearance of the MicroCutter XPRESS 30 and other products in the planned MicroCutter product line for marketing and sale in the United States.  We plan to commence a single-arm clinical trial of the MicroCutter XPRESS 30, and when available, the MicroCutter XCHANGE 30 in Europe during this calendar year to obtain the clinical data that we plan to include in our 510(k) submission.  Our planned clinical trial will be focused on use of the MicroCutter XPRESS 30 in gastrointestinal surgical procedures.  It is possible that, in order to approve our 510(k) submission, the FDA will require data from a larger or different group of patients than the patients that we plan to enroll in our clinical trial.  It is also possible that the FDA would limit any approval of our MicroCutter XPRESS 30 to a narrower range of indications than we believe would be supported by our clinical data.

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

Regulatory agencies subject a product, its manufacturer and the manufacturer’s facilities to continual review, regulation and periodic inspections. If a regulatory agency discovers previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product, our collaborators or us, including requiring withdrawal of the product from the market. Our products will also be subject to ongoing FDA requirements for the labeling, packaging, storage, advertising, promotion, record-keeping and submission of safety and other post-market information on the product. If our products fail to comply with applicable regulatory requirements, a regulatory agency may impose any of the following sanctions:

●	warning letters, fines, injunctions, consent decrees and civil penalties;

●	customer notifications, repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	delay in processing marketing applications for new products or modifications to existing products;

●	withdrawing approvals that have already been granted; and

●	criminal prosecution.

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

As a condition of its U.S market clearance, the C-Port system is subject to a mandatory Post Market Surveillance order under FDA Section 522 of the Federal Food Drug and Cosmetic Act (which we refer to as the 522 order) to demonstrate graft patency outcomes and technical failure rate in a clinical study.  Should the FDA decide that the C-Port system does not perform as anticipated, or if the FDA identifies new concerns related to the safety and effectiveness of the product, or if the FDA determines that the requirements of the 522 order are otherwise unmet, we may be required to withdraw the C-Port system from the market and may be subject to other enforcement action, which could harm our business.

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

      The commencement or completion of any of our clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

●	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not approve a clinical trial protocol or a clinical trial;

●	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

●	patients do not enroll in clinical trials at the rate we expect;

●	patients are not followed-up at the rate we expect;

●	clinical trial sites decide not to participate or cease participation in a clinical trial;

●	patients experience adverse side effects or events related to our products;

●
patients die or suffer adverse medical effects during a clinical trial for a variety of reasons, which may not be related to our product candidates, including the advanced stage of their disease and other medical problems;

●
third-party clinical investigators do not perform our clinical trials on our anticipated schedule or consistent with the clinical trial protocol and good clinical practices, or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

●
regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if investigators find us not to be in compliance with regulatory requirements;

●	third-party suppliers fail to provide us with critical components that conform to design and performance specifications;

●	the failure of our manufacturing processes to produce finished products that conform to design and performance specifications;

●	changes in governmental regulations or administrative actions;

●	the interim results of the clinical trial are inconclusive or negative;

●	pre-clinical or clinical data is interpreted by third parties in different ways; or

●	our trial design, although approved, is inadequate to demonstrate safety and/or efficacy.

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

      We derive a substantial portion of our revenue from sales to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three month periods ended September 30, 2011 and 2010, sales to Century accounted for approximately 33% and 22%, respectively, of our total product sales. For fiscal years 2011 and 2010 sales to Century Medical accounted for approximately 22% and 23%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

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

The MicroCutter XPRESS 30 and other planned products in the MicroCutter product line, if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices within laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparascopic staplers include:

●	reduced product size;

●	ease of use;

●	product quality and reliability;

●	multi-fire capability;

●	device cost-effectiveness;

●	degree of articultaion;

●	surgeon relationships; and

●	sales and marketing capabilities.

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

      We believe that the primary competitive factors in the market for medical devices used in the treatment of coronary artery disease include:

●	improved patient outcomes;

●	access to and acceptance by leading physicians;

●	product quality and reliability;

●	ease of use;

●	device cost-effectiveness;

●	training and support;

●	novelty;

●	physician relationships; and

●	sales and marketing capabilities.

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

      To date, our manufacturing activities have consisted primarily of producing moderate quantities of our marketed products for commercial sales in Japan, Europe and the United States. Production in increased commercial quantities will require us to expand our manufacturing capabilities and to hire and train additional personnel. We may encounter difficulties in increasing our manufacturing capacity and in manufacturing larger commercial quantities, including:

●	maintaining product yields;

●	maintaining quality control and assurance;

●	providing component and service availability;

●	maintaining adequate control policies and procedures; and

●	hiring and retaining qualified personnel.

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

      As of September 30, 2011, we had 50 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

      To date, a substantial portion of our product sales has been attributable to sales in international markets. By doing business in international markets, we are exposed to risks separate and distinct from those we face in our domestic operations. Our international business may be adversely affected by changing economic conditions in foreign countries. Because most of our sales are currently denominated in U.S. dollars, if the value of the U.S. dollar increases relative to foreign currencies, our products could become more costly to the international customer and, therefore, less competitive in international markets, which could affect our results of operations. Engaging in international business inherently involves a number of other difficulties and risks, including:

●	export restrictions and controls relating to technology;

●	the availability and level of reimbursement within prevailing foreign healthcare payment systems;

●	pricing pressure that we may experience internationally;

●	required compliance with existing and changing foreign regulatory requirements and laws;

●	laws and business practices favoring local companies;

●	longer payment cycles;

●	difficulties in enforcing agreements and collecting receivables through certain foreign legal systems;

●	political and economic instability;

●	potentially adverse tax consequences, tariffs and other trade barriers;

●	international terrorism and anti-American sentiment;

●	difficulties and costs of staffing and managing foreign operations; and

●	difficulties in enforcing intellectual property rights.

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

      An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	completion of development and commercial launch of our MicroCutter products, and the timing thereof;

●	market acceptance and adoption of our products;

●	regulatory clearance or approvals of or other regulatory developments with rest to our products;

●	volume and timing of orders for our products;

●	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

●	quarterly variations in our or our competitors' results of operations;

●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

●	the announcement of new products or product enhancements by us or our competitors;

●	announcements related to patents issued to us or our competitors and to litigation; and

●	developments in our industry.

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

      Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 25% of our outstanding common stock as of September 30, 2011. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Evolving regulation of corporate governance and public disclosure will result in additional expenses and continuing uncertainty.

      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commision regulations and The Nasdaq Stock Market rules are creating uncertainty for public companies. We are presently evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure will result in increased general and administrative expenses and a diversion of management time and attention from product-generating and revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

      The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

●	completion of development, and commercialization, of our MicroCutter products, and the timing thereof;

●	FDA or other regulatory clearance or approval of our products;

●	demand for our products;

●	the performance of third-party contract manufacturers and component suppliers;

●	our ability to develop sales and marketing capabilities;

●	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis; and

●	our ability to obtain and protect proprietary rights.

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

      Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

●	limit who may call a special meeting of stockholders;

●	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

●	prohibit cumulative voting in the election of our directors, which would otherwise permit less than a majority of stockholders to elect directors;

●	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

●	provide our board of directors with the ability to designate the terms of and issue a new series of preferred stock without stockholder approval.

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

ITEM 6. EXHIBITS

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. Ö
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Amended and Restated Bylaws of Cardica, Inc. (3)
4.1	Warrant dated March 17, 2000 exercisable for 36,870 shares of common stock (on a pre-split basis). Ö
4.2	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis). Ö
4.3	Form of Warrant dated June 2007. (4)
4.4	Form of Warrant dated September 30, 2009. (5)
10.35	At The Market Issuance Sales Agreement, dated August 3, 2011, by and between Cardica, Inc., and McNicoll, Lewis & Vlak LLC. (6)
10.36	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011.†
10.37	Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011.†
10.38	Security Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011.†
10.39	Form of Secured Promissory Note to Century Medical, Inc.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition.
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.
Ö	Filed as exhibits to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.
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

† #
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission.
Pursuant to applicable securities laws and regulations, Cardica, Inc. is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as Cardica, Inc. has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011 and incorporated herein by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: November 9, 2011	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: November 9, 2011	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. Ö
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Amended and Restated Bylaws of Cardica, Inc. (3)
4.1	Warrant dated March 17, 2000 exercisable for 36,870 shares of common stock (on a pre-split basis). Ö
4.2	Warrant dated October 31, 2002 exercisable for 180,052 shares of common stock (on a pre-split basis). Ö
4.3	Form of Warrant dated June 2007. (4)
4.4	Form of Warrant dated September 30, 2009. (5)
10.35	At The Market Issuance Sales Agreement, dated August 3, 2011, by and between Cardica, Inc., and McNicoll, Lewis & Vlak LLC. (6)
10.36	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011.†
10.37	Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011.†
10.38	Security Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011.†
10.39	Form of Secured Promissory Note to Century Medical, Inc.
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition.
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.
Ö	Filed as exhibits to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.
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

† #
Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment. Omitted portions of this exhibit have been filed separately with the Securities and Exchange Commission.
Pursuant to applicable securities laws and regulations, Cardica, Inc. is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as Cardica, Inc. has made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2010 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2010 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2008 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2007 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2009 and incorporated herein by reference.
(6)	Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 4, 2011 and incorporated herein by reference.