Form 10-Q
period 2012-03-31
CARDICA INC
filed 2012-05-04
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-51772

Cardica, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3287832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 Saginaw Drive
Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)

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

On May 3, 2012, there were 36,398,931 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

a. Condensed Balance Sheets at March 31, 2012 and June 30, 2011	3

b. Condensed Statements of Operations for the three and nine months ended March 31, 2012 and 2011	4

c. Condensed Statements of Cash Flows for the nine months ended March 31, 2012 and 2011	5

d. Notes to Condensed Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A. Risk Factors	20

Item 6. Exhibits	39

SIGNATURES	40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2012 (Unaudited)	June 30, 2011 (Note 1)
Assets
Current assets:
Cash and cash equivalents	$15,145	$7,832
Short-term investments	2,899	1,493
Accounts receivable	455	327
Inventories	609	840
Prepaid expenses and other current assets	209	160
Total current assets	19,317	10,652

Property and equipment, net	2,407	714
Restricted cash	104	104
Total assets	$21,828	$11,470

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,108	$618
Accrued compensation	545	530
Other liabilities	562	289
Current portion of deferred revenue	738	738
Total current liabilities	2,953	2,175

Deferred revenue, net of current portion	1,735	376
Note payable	2,475	—
Other non-current liabilities	183	57
Total liabilities	7,346	2,608

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: no shares issued and outstanding at March 31, 2012 and June 30, 2011	—	—
Common stock, $0.001 par value: 65,000,000 shares authorized: 36,286,720 and 26,635,115 shares issued and outstanding at March 31, 2012 and June 30, 2011, respectively	36	27
Additional paid-in capital	148,856	133,281
Treasury stock at cost (66,227 shares at March 31, 2012 and June 30, 2011)	(596)	(596)
Accumulated comprehensive loss	(2)	(1)
Accumulated deficit	(133,812)	(123,849)
Total stockholders' equity	14,482	8,862
Total liabilities and stockholders' equity	$21,828	$11,470

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net revenue:
Product sales, net	$852	$851	$2,430	$2,940
License and development revenue	84	84	252	9,193
Royalty revenue	17	19	53	57
Total net revenue	953	954	2,735	12,190

Operating costs and expenses:
Cost of product sales	969	598	2,875	2,503
Research and development	1,960	2,420	4,999	5,767
Selling, general and administrative	1,644	1,521	4,668	4,627
Total operating costs and expenses	4,573	4,539	12,542	12,897

Loss from operations	(3,620)	(3,585)	(9,807)	(707)

Interest income	3	4	6	19
Interest expense	(105)	—	(161)	(11)
Other income (expense), net	—	6	(1)	14
Net loss	$(3,722)	$(3,575)	$(9,963)	$(685)
Basic and diluted net loss per common share	$(0.12)	$(0.14)	$(0.35)	$(0.03)

Shares used in computing basic and diluted net loss per common share	31,880	25,914	28,594	25,311

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended March 31,
	2012	2011
Operating activities:
Net loss	$(9,963)	$(685)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	598	551
Stock-based compensation expense	622	497
Non cash interest expense	85	—
Changes in operating assets and liabilities:
Accounts receivable	(128)	59
Prepaid expenses and other current assets	(49)	830
Inventories	231	134
Restricted cash	—	50
Accounts payable	490	619
Accrued compensation	15	216
Deferred revenue	1,359	795
Other liabilities	399	196
Net cash provided by (used in) operating activities	(6,341)	3,262

Investing activities:
Purchases of property and equipment	(2,291)	(72)
Purchases of short-term investments	(1,407)	(250)
Net cash used in investing activities	(3,698)	(322)

Financing activities:
Net proceeds from issuances of common stock	14,962	2,886
Net proceeds from issuances of (repayments of) notes payable	2,390	(1,400)
Net cash provided by financing activities	17,352	1,486

Net increase in cash and cash equivalents	7,313	4,426
Cash and cash equivalents at beginning of period	7,832	6,561
Cash and cash equivalents at end of period	$15,145	$10,987

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued in connection with Aspire common stock purchase agreement	$—	$966

See accompanying notes to the condensed financial statements.

CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Cardica, Inc. (“Cardica” or the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc.  Historically, the Company’s business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. The Company has expanded its business by including the development of an endoscopic microcutter product line intended for use by thoracic, bariatric, colorectal and general surgeons.

The Company recently completed the design verification for and applied the Conformité Européenne (the “CE Mark”) to the MicroCutter XCHANGE™ 30, a planned cartridge-based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line.  As the Company has gained more experience with its microcutter products, the Company believes that the cartridge-based design of the MicroCutter XCHANGE 30 will permit the Company to commercially launch this product more quickly than its planned initial multi-fire product, the MicroCutter XPRESS™ 30.  The Company believes that the MicroCutter XCHANGE 30 will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.  The Company intends to continue to develop the MicroCutter XPRESS 30, but, in light of the Company’s limited financial resources, the Company has suspended development of other potential products in its planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 has been completed.

The Company initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011 began enrolling patients in a European clinical trial.  The MicroCutter XPRESS 30 is the first true multi-fire endolinear microcutter device based on the Company’s proprietary “staple-on-a-strip” technology.  The Company suspended its clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011 and plans to recommence enrollment of the clinical trial with its MicroCutter XCHANGE 30 in the second quarter of calendar 2012.  Prior to recommencement of the clinical trial with the MicroCutter XCHANGE 30, the Company plans to introduce this product to surgeons in Europe to validate adequate function of the MicroCutter XCHANGE 30.  Subject to the foregoing, the Company plans to commence commercialization of the MicroCutter XCHANGE 30 in Europe in the second quarter of calendar 2012.

Basis of Presentation

The accompanying unaudited condensed financial statements of Cardica have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of balances and results have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On February 8, 2012, the Company entered into an underwriting agreement with Wedbush Securities Inc. (“Wedbush”) relating to the offering, issuance and sale of an aggregate of 9,091,000 shares of the Company’s common stock, $0.001 par value per share.  On February 13, 2012, the Company completed the sale of 9,091,000 shares of its common stock at a price to the public of $1.65 per share. Net proceeds from the financing to the Company were $13.9 million.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of the Company’s common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or the Company at any time upon 10 days’ notice to the other party. As of March 31, 2012, the Company had received net proceeds of $85,100 from the placement of an aggregate of 31,494 shares of common stock through MLV.

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

The Purchase Agreement provides that the Company may not issue and sell more than 4,930,747 shares of the Company’s common stock, including the 295,567 commitment shares issued to Aspire Capital, under the Purchase Agreement. As of March 31, 2012, the Company had received $4.3 million from the sale of an aggregate of 1,300,000 shares of the Company’s common stock (excluding the 295,567 commitment shares) to Aspire Capital pursuant to the Purchase Agreement.  For the nine months ended March 31, 2012, the Company received net proceeds of $0.8 million from the sale of an aggregate of 400,000 shares of common stock to Aspire Capital.

Stock-Based Compensation

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Cost of product sales	$24	$11	$61	$46
Research and development	33	4	124	107
Selling, general and administrative	239	100	437	344
Total	$296	$115	$622	$497

NOTE 3 - NET LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period less the weighted-average unvested common shares subject to repurchase, and without consideration of potential common shares.  Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, less the weighted-average unvested common shares subject to repurchase, plus dilutive potential common shares for the period determined using the treasury-stock method.  For purposes of this calculation, options and warrants to purchase stock and unvested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(3,722)	$(3,575)	$(9,963)	$(685)
Denominator:
Weighted-average common shares outstanding	31,880	25,914	28,594	25,311
Less: Weighted-average unvested restricted stock	—	—	—	—
Denominator for basic and diluted net loss per share	31,880	25,914	28,594	25,311
Basic and diluted net loss per common share	$(0.12)	$(0.14)	$(0.35)	$(0.03)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of March 31, 2012 and 2011 because their effect would be antidilutive (in thousands):

	As of March 31,
	2012	2011
Options to purchase common stock	3,989	1,055
Unvested restricted stock awards	67	—
Warrants	4,646	4,646
Total	8,702	5,701

NOTE 4 - COMPREHENSIVE LOSS

Comprehensive loss comprises net loss and unrealized gains/losses on available-for-sale securities, if any, as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
Net loss	$(3,722)	$(3,575)	$(9,963)	$(685)
Change in unrealized loss on investments	(1)	—	(1)	—
Comprehensive loss	$(3,723)	$(3,575)	$(9,964)	$(685)

NOTE 5 - FAIR VALUE MEASUREMENTS

      Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$13,609	$—	$—	$13,609
Short-term investments:
Corporate debt securities	—	2,408	—	2,408
Certificates of deposit	—	491	—	491

Total assets at fair value	$13,609	$2,899	$—	$16,508

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,016	$—	$—	$4,016
Short-term investments:
Corporate debt securities	—	1,243	—	1,243
Federal agency bond	—	250	—	250

Total assets at fair value	$4,016	$1,493	$—	$5,509

      Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities, federal agency bonds and certificates of deposits are valued primarily using market prices/quotes for similar assets and/or other sources of observable information and are included in Level 2. These inputs include market prices for comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads.

      As of March 31, 2012, the Company’s material current financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable, were reported at their current carrying values which approximate fair value given the short-term nature of these instruments with maturity dates of less than one year. As of March 31, 2012, the Company’s note payable was reported at their current carrying value which approximates fair value based on Level 3 measurement involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s.

NOTE 6 – SHORT-TERM INVESTMENTS

The Company held investments in marketable securities as of March 31, 2012 and June 30, 2011 with maturity dates of less than one year.

The Company’s short-term investments consisted of the following (in thousands):

	As of March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$2,410	$—	$(2)	$2,408
Certificates of deposit	491	—	—	491

Total	$2,901	$—	$(2)	$2,899

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,244	$—	$(1)	$1,243
Federal agency bond	250	—	—	250

Total	$1,494	$—	$(1)	$1,493

NOTE 7 - INVENTORIES

      Inventories consisted of the following (in thousands):

	March 31, 2012	June 30, 2011
Raw materials	$194	$341
Work in progress	241	112
Finished goods	174	387
Total	$609	$840

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

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt.  This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan.

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

The Company adopted Accounting Standards Update ("ASU") No. 2009-13, which addresses the accounting for multiple-element arrangements, on July 1, 2010 on a prospective basis. Under this guidance, the Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010 and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010 that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the nine months ended March 31, 2012 and 2011 related to this arrangement was $252,000 and $9.2 million, respectively, and, as of March 31, 2012, $460,000 had been recorded as deferred revenue related to this arrangement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as  the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the nine months ended March 31, 2012 or 2011.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of March 31, 2012 and June 30, 2011.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 9 – NOTE PAYABLE

In connection with the Distribution Agreement with Century, the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million, which amount was received in the nine months ended March 31, 2012 (see Note 8, Distribution, License, Development and Commercialization Agreements).  Under this facility, the Company received $2.0 million on September 30, 2011 and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $1.6 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property.

 NOTE 10 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in the nine months ended March 31, 2012.  The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheet as of March 31, 2012 and June 30, 2011, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  March 31, 2012, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2012 (remaining three months)	$150
2013	613
2014	649
2015	690
2016	118
Total minimum lease payments	$2,220

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

Overview

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. We have expanded our business by including the development of an endoscopic microcutter product line intended for use by thoracic, bariatric, colorectal and general surgeons.

We recently completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE™ 30, a cartridge-based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line.  As we have gained more experience with our microcutter products, we believe that the cartridge-based design of the MicroCutter XCHANGE 30 will permit us to commercially launch this product more quickly than our planned initial multi-fire product, the MicroCutter XPRESS™ 30.  We believe that the MicroCutter XCHANGE 30 will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.  We intend to continue to develop the MicroCutter XPRESS 30, but, in light of our limited financial resources, we have suspended development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 has been completed.

We initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011 began enrolling patients in a European clinical trial.  The MicroCutter XPRESS 30 is the first true multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology.  We suspended our clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011 and plan to recommence enrollment of the clinical trial with our MicroCutter XCHANGE 30 in the second quarter of calendar 2012.  Prior to recommencement of the clinical trial of the MicroCutter XCHANGE 30, we plan to introduce this product to surgeons in Europe to validate the adequate function of the MicroCutter XCHANGE 30.  Subject to the foregoing, we plan to commence commercialization of the MicroCutter XCHANGE 30 in Europe in the second quarter of calendar 2012.

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

We have been advised by the U.S. Food and Drug Administration, or FDA, that the FDA would require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission to the FDA with respect to potential clearance of the products in our planned microcutter product line for marketing and sale in the United States.  When we recommence the clinical trial in Europe, we intend to enroll patients undergoing only certain types of gastrointestinal surgical procedures, which will be limited due to the tissue thickness involved in the procedure.  We anticipate that we will recommence enrolling patients in the clinical trial in the second quarter of calendar 2012 and that the results of the clinical trial conducted under our currently planned protocol will be available in the fourth quarter of calendar 2012, which may be limited to our cartridge-based microcutters, although it may also include products with multi-fire capabilities, depending on the progress of our planned modifications to the design of the MicroCutter XPRESS 30 and the schedule of the related clinical trials.  If the results of the trial are favorable, we anticipate that we would make a 510(k) submission to the FDA by the end of calendar 2012.  While we cannot predict when or if the FDA will approve our 510(k) submission or the products that such approval will cover, we anticipate that the earliest that any such approval could be obtained would be in the second half of calendar 2013.

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target artery. As of March 31, 2012, more than 12,900 C-Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of March 31, 2012, more than 27,300 PAS-Port systems had been sold in the United States, Europe and Japan.

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

For the nine months ended March 31 2012, we generated net revenue of $2.7 million, including $252,000 of license and development revenue, and incurred a net loss of $10.0 million.

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

On February 13, 2012, we completed the sale of 9,091,000 shares of our common stock at a price to the public of $1.65 per share. Net proceeds from the financing to us were $13.9 million. As of March 31, 2012, we had cash, cash equivalents and short-term investments of $18.0 million. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013. We would extend this time period to the extent that we decrease our planned expenditures or access additional capital under the common stock purchase agreement, or Purchase Agreement, we entered into on December 14, 2010 with Aspire Capital Fund, LLC, an Illinois limited liability company, or Aspire Capital, or under the At The Market Issuance Sales Agreement, or ATM Agreement, we entered into on August 3, 2011 with McNicoll, Lewis & Vlak LLC, or MLV. Our independent registered public accounting firm has indicated in their audit report on our fiscal 2011 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales that we anticipate generating and the cost of product development, including the cost and timing of our ongoing clinical trial and the process for obtaining FDA approval for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.  The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the development of the MicroCutter XCHANGE 30 and MicroCutter XPRESS 30, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenue, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the “Distribution Agreement” with Century Medical, Inc., or Century with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due five years after the first draw by us under the agreement, subject to certain conditions.   Under this facility, we received $2.0 million on September 30, 2011 and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due . In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt.  This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to ours. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010 were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $252,000 and $9.2 million have been recorded as license and development revenue for the nine months ended March 31, 2012 and 2011, respectively, and $460,000 has been recorded as deferred revenue as of March 31, 2012.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreements with Cook Incorporated

      In June 2007, we entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, or Cook, to develop and commercialize a specialized device, or the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales, or PFOs. Under the agreement, Cook funded certain development activities and we and Cook jointly developed the PFO Device.   If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. We did not record any license and development revenue under this agreement for the nine months ended March 31, 2012 or 2011.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of March 31, 2012.  On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project and, accordingly, we do not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

There were no significant changes to our critical accounting policies and significant judgments and estimates as set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 12, 2011 other than the determination of the fair value of the note issued and distribution rights granted to Century as discussed above in “Agreements with Century”.

 Results of Operations

Comparison of the three month periods ended March 31, 2012 and 2011

      Net Revenue. Total net revenue was $0.9 million for the three months ended March 31, 2012, and for the same period in 2011. Product sales were $0.9 million for the three months ended March 31, 2012, and for the same period in 2011.

      For the three months ended March 31, 2012 and 2011, sales to Century accounted for approximately 37% and 24%, respectively, of our total product sales.

      Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $371,000, or 62%, to $1.0 million for the three months ended March 31, 2012, compared to $0.6 million for the same period in 2011. The increase in cost of product sales resulted primarily from increased overhead costs per unit sold in the current year. Additionally, we recorded a lower of cost or market inventory write-down of $34,000 in the three months ended March 31, 2012, compared to $147,000 for the same period in 2011 primarily on our PAS-Port and C-Port xA systems inventory due to lower product cost of units manufactured in 2012.  We also scrapped $108,000 (which included approximately $74,000 of C-Port X-CHANGE inventory parts as that product was discontinued) in the three months ended March 31, 2012, compared to $25,000 for the same period in 2011.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory, and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense decreased by $460,000, or 19%, to $2.0 million for the three months ended March 31, 2012, compared to $2.4 million for the same period in 2011. The decrease in expenses for the three months ended March 31, 2012, was attributable to a decrease in molds and tooling expenses of $950,000 related to microcutter program development activities as the molds and tooling have been assessed to have alternative future uses and so have been capitalized in the three months ended March 31, 2012, partially offset by an increase in salaries and benefits of $21,000 due primarily to an increase in the number of personnel, increased stock-based compensation charges of $29,000, increased consulting and professional services expenses of $83,000 and increased prototype project materials of $272,000 related to the microcutter program development activities.

      We anticipate that research and development expenses to increase slightly in absolute terms in future periods as we continue to develop the MicroCutter XCHANGE 30 and the MicroCutter XPRESS 30.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $123,000, or 8%, to $1.6 million for the three months ended March 31, 2012, compared to $1.5 million for the same period in 2011. The increase in selling, general and administrative expense in the three months ended March 31, 2012, was primarily attributable to an increase in salaries and benefits of $79,000 due primarily to an increase in the number of personnel and increased stock-based compensation charges of $139,000, partially offset by a decrease in consulting and professional service expenses of $72,000.

      We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we continue to expand our sales and marketing effort to commercialize the microcutter products in Europe.

Interest Expense. Interest expense was $105,000 for the three months ended March 31, 2012, compared to no interest expense for the same period in 2011. The increase in interest expense was due to the interest, including the accretion of debt discount, on our note payable to Century, which we issued in September and December 2011.  We expect interest expense to increase in future periods as the note payable is scheduled to mature on September 30, 2016 and the debt discount is accreted using the effective interest method.

Comparison of the nine month periods ended March 31, 2012 and 2011

      Net Revenue. Total net revenue decreased by $9.5 million, or 78%, to $2.7 million for the nine months ended March 31, 2012, compared to $12.2 million for the same period in 2011. Product sales decreased by $510,000, or 17%, to $2.4 million for the nine months ended March 31, 2012, compared to $2.9 million for the same period in 2011. The decrease of $510,000 in product sales for the nine months ended March 31, 2012, was primarily attributable to lower PAS-Port and C-Port systems sales in the United States.  The decrease in license and development revenue of $8.9 million relates to the Intuitive Surgical License Agreement that we entered into in August 2010 under which we recognized $9.0 million upon transferring certain license rights when we entered into the agreement in the nine months ended March 31, 2011.

      For the nine months ended March 31, 2012 and 2011, sales to Century accounted for approximately 31% and 22%, respectively, of our total product sales.

      Cost of Product Sales. Cost of product sales increased by $372,000, or 15%, to $2.9 million for the nine months ended March 31, 2012, compared to $2.5 million for the same period in 2011. The increase in cost of product sales resulted primarily from increased overhead costs per unit sold in the current year. Additionally, we recorded a lower of cost or market inventory write-down of $162,000 in the nine months ended March 31, 2012, compared to $259,000 for the same period in 2011 primarily on our PAS-Port and C-Port xA systems inventory due to lower production cost of units manufactured in 2012.  We also scrapped $161,000 of inventory parts (which included approximately $74,000 of C-Port XCHANGE inventory parts as that product was discontinued) in the nine months ended March 31, 2012, compared to $56,000 for the same period in 2011.

Research and Development Expense. Research and development expense decreased by $768,000, or 13%, to $5.0 million for the nine months ended March 31, 2012, compared to $5.8 million for the same period in 2011. The decrease in expenses for the nine months ended March 31, 2012, was attributable to a decrease in molds and tooling expenses of $2.1 million related to the microcutter program development activities as the molds and tooling have been assessed to have alternative future uses and so have been capitalized in the nine months ended March 31, 2012, partially offset by an increase in salaries and benefits of $387,000 due primarily to an increase in the number of personnel, increased consulting and professional services expenses of $170,000 and increased prototype project materials of $637,000 related to the microcutter program development activities.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $41,000, or 1%, to $4.7 million for the nine months ended March 31, 2012, compared to $4.6 million for the same period in 2011. The increase in selling, general and administrative expense in the nine months ended March 31, 2012, was primarily attributable to an increase in salaries and benefits of $173,000 due primarily to an increase in the number of personnel, and higher stock-based compensation charges of $93,000, partially offset by a decrease in consulting and professional service expenses of $180,000.

Interest Expense. Interest expense was $161,000 for the nine months ended March 31, 2012, compared to $11,000 for the same period in 2011. The increase in interest expense was due to the interest, including the accretion of debt discount on our note payable to Century, which we issued in September and December 2011.  The interest expense of $11,000 in 2011 was due to the 5% interest on the remaining balance of a $1.4 million note which was paid off on August 17, 2010.

Off Balance Sheet Arrangements

      As of March 31, 2012, except for a real estate operating lease for our headquarters in Redwood City, California, expiring in August 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2012, our accumulated deficit was $133.8 million and we had cash, cash equivalents and short-term investments of $18.0 million. We currently invest some of our cash, cash equivalents and short-term investments in money market funds, corporate debt securities and certificates of deposit. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

On February 8, 2012, we entered into an underwriting agreement with Wedbush Securities, Inc., or Wedbush, relating to the offering, issuance and sale of an aggregate of 9,091,000 shares of our common stock, $0.001 par value per share. On February 13, 2012, we completed the sale of 9,091,000 shares of our common stock at a price to the public of $1.65 per share. Net proceeds from the financing to us were $13.9 million.

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

We have drawn the full $4.0 million available to us under the Distribution Agreement. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt.  This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan.

On August 3, 2011, we entered into the ATM Agreement with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days’ notice to the other party.  As of March 31, 2012, we had received net proceeds of $85,100 from the placement of an aggregate of 31,494 shares of common stock through MLV.

On December 14, 2010, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.  As of March 31, 2012, we have received $4.3 million from the sale of a total of 1,300,000 shares of common stock (excluding the 295,567 Commitment Shares) to Aspire Capital pursuant to the Purchase Agreement.  For the nine months ended March 31, 2012, we received net proceeds of $0.8 million from the sale of an aggregate of 400,000 shares of common stock to Aspire Capital.

Summary cash flow data is as follows (in thousands):

	Nine months ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$(6,341)	$3,262
Net cash used in investing activities	(3,698)	(322)
Net cash provided by financing activities	17,352	1,486

      Net cash used in operating activities for the nine months ended March 31, 2012 was $6.3 million and net cash provided by operating activities for the nine months ended March 31, 2011 was $3.3 million. The use of cash for the nine months ended March 31, 2012 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, partially offset by an increase in accounts payable and an increase in deferred revenue resulting from granting Japanese distribution rights for our microcutter product line to Century.

      Net cash used in investing activities for the nine months ended March 31, 2012 and 2011 was $3.7 million and $322,000, respectively. Net cash used in investing activities in the nine months ended March 31, 2012 reflects purchases of property and equipment of $2.3 million as well as net purchases short-term investments of $1.4 million.

      Net cash provided by financing activities for the nine months ended March 31, 2012 and 2011 was $17.4 million and $1.5 million, respectively. Net cash provided by financing activities for the nine months ended March 31, 2012 consisted of the net proceeds of $13.9 million received from the offering by Wedbush, the net proceeds from the issuance of note payable to Century of $2.4 million and aggregate net proceeds of $0.9 million received from the sale of shares of common stock to Aspire Capital and MLV.

We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013. We would be able to extend this time period to the extent that we decrease our planned expenditures, or access additional capital under the Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our European clinical trial and the process for obtaining FDA approval for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

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

      While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark recently, following the completion of design verification. We intend to continue to develop both of these microcutter products.  We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through our Purchase Agreement with Aspire Capital or our ATM Agreement with MLV, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of March 31, 2013 to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at March 31, 2012 were as follows (in thousands):

Contractual Obligations:	Total	4/1/2012 - 6/30/2012	7/1/2012 - 6/30/2015	7/1/2015 - 6/30/2017	7/1/2017 - thereafter
Operating lease obligations	$2,220	$150	$1,952	$118	$—
Note payable, including interest	4,900	50	600	4,250	—
Total	$7,120	$200	$2,552	$4,368	$—

      Our contractual obligations as of June 30, 2011 consisted solely of operating lease obligations totaling $2.8 million. Our contractual obligations increased as a result of our $4.0 million loan from Century.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the nine months ended March 31, 2012, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission on September 12, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except for the three months ended September 30, 2010, in which we recorded net income due to entering into the License Agreement with Intuitive Surgical, we have incurred net losses since our inception in October 1997.  As of March 31, 2012, our accumulated deficit was approximately $133.8 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, commercial launch and market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our planned microcutter products in the United States.

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

      We have not generated any revenue from commercial sale of any of the microcutter products that we are developing.  While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark recently, following the completion of design verification.  We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption.  Sales of our products and license and development activities generated revenues of $2.7 million and $12.2 million for the nine month periods ended March 31, 2012 and 2011, respectively. For fiscal years 2011, 2010 and 2009, sales of our products and license and development activities generated revenues of only $13.2 million, $4.0 million and $9.9 million, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future.

          Our cost of product sales was 118% and 85% of our net product sales for the nine month periods ended March 31, 2012 and 2011, respectively. Our cost of product sales was 86% and 98% of our net product sales for fiscal years 2011 and 2010, respectively. We expect higher cost relative to product sales for the foreseeable future due to the planned commercialization of our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant product sales.  Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Our development efforts have consumed substantial capital to date. As of March 31, 2012, we had approximately $18.0 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding.  We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013. We would be able to extend this time period to the extent that we decrease our planned expenditures, or access additional capital under the Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our ongoing clinical trial and the process for obtaining FDA approval for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

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

       While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark recently, following the completion of design verification.  We intend to continue to develop both of these microcutter products.  We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future. Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through our Purchase Agreement with Aspire Capital or our ATM Agreement with MLV, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances.  To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all.  The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of March 31, 2013 to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholder value.

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

Subject to the terms and conditions of the Purchase Agreement, we have a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the closing trading price of our common stock. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.  As of March 31, 2012, a total of 1,595,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.3 million of capital had been raised through the sale of 1,300,000 shares of common stock at an average price of $3.28 per share.

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent.  The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days’ notice to the other party.   As of March 31, 2012, we had received net proceeds of $85,100 from the placement of an aggregate of 31,494 shares of common stock through MLV.

On February 8, 2012, we entered into an underwriting agreement with Wedbush Securities, Inc. relating to the offering, issuance and sale of an aggregate of 9,091,000 shares of our common stock, $0.001 par value per share. On February 13, 2012, we completed the sale of 9,091,000 shares of our common stock at a price to the public of $1.65 per share. Net proceeds from the financing were $13.9 million.

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

The Purchase Agreement provides for the issuance to Aspire Capital of the Commitment Shares and up to an additional $10.0 million of our common stock.  As of March 31, 2012, a total of 1,595,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement.  It is anticipated that the remaining shares will be sold to Aspire Capital over a period of up to 11 months from March 31, 2012. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares that we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock to Aspire Capital under the Purchase Agreement may cause the trading price of our common stock to decline.

Under the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent. It is anticipated that these additional shares will be sold through MLV over a period of up to 29 months from March 31, 2012. The number of shares ultimately offered for sale by MLV is dependent upon the number of shares that we elect to sell to MLV under the ATM Agreement. Depending upon market liquidity at the time, sales of shares of our common stock through MLV under the ATM Agreement may cause the trading price of our common stock to decline.  As of March 31, 2012, we had received net proceeds of $85,100 from the placement of an aggregate of 31,494 shares of common stock through MLV.

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

      An existing arrangement with our current lender Century under which $4.0 million of principal is outstanding, as well as future arrangements with other creditors, allow or may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations that would have priority over any of our capital stock. After satisfaction of our debt obligations, we could have little or no proceeds left to distribute to the holders of our capital stock.

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

Risks Related to Our Business

*We are dependent upon the success of our current products to generate revenue in the near term, and we have U.S. regulatory clearance for our C-Port and PAS-Port systems only. We cannot be certain that the C-Port and PAS-Port systems will be successfully commercialized in the United States. If we are unable to successfully commercialize our products, including the potential products in our mircocutter product line, in the United States, our ability to generate higher revenue will be significantly delayed or halted, and our business will be harmed.

      We have expended significant time, money and effort in the development of our current commercial products, the C-Port systems and the PAS-Port system. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006) and our C-Port Flex A in April 2007. We commenced U.S. sales of our PAS-Port system in September 2008. We have not generated any revenue from sales of any of the microcutter products that we are developing.  While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark recently, following the completion of design verification.  We intend to continue to develop both of these microcutter products.  We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products.  We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of our current PAS-Port and C-Port systems in the United States and commercialization of planned microcutter products.

*We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.

We recently completed the design verification for and applied the CE Mark to the MicroCutter XCHANGE 30, a cartridge-based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and the MicroCutter XPRESS 30, an endoscopic microcutter intended for use by thoracic, bariatric, colorectal and general surgeons.  We have suspended development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 has been completed.  Significant additional research and development and financial resources will be required to develop the MicroCutter XCHANGE 30, the MicroCutter XPRESS 30 and other products in this planned product line into commercially viable products and to obtain necessary regulatory approvals to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the MicroCutter XCHANGE 30, the MicroCutter XPRESS 30 or other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including if surgeons do not perceive the benefits of these products to be significantly greater than current established products.  We may also face additional competition from generic microcutter products similar to currently commercially available products following expiration of patents on our competitors’ products, which we believe will begin in 2013.  Our failure to successfully develop the MicroCutter XCHANGE 30, the MicroCutter XPRESS 30 and/or other microcutter products would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

      Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. The FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved PMA.  Any of our future products, including planned products in our microcutter product line and any future generations of the C-Port systems, may not obtain regulatory clearances or approvals required for marketing or may face these types of restrictions or requirements, particularly as the FDA is considering revising its 510(k) clearance system to, in certain cases, require human clinical data and to prohibit the combination of multiple predicate devices as the basis for a 510(k).  We have been advised by the FDA that it would require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission to the FDA with respect to potential clearance of the products in our planned microcutter product line for marketing and sale in the United States.  We anticipate that we will recommence enrolling patients in the clinical trial for the MicroCutter XCHANGE 30 in Europe in the second quarter of calendar 2012 and that the results of the clinical trial conducted under our currently planned protocol will be available in the fourth quarter of calendar 2012, which may be limited to our cartridge-based microcutters, although it may also include products with multi-fire capabilities, depending on the progress of our planned modifications to the design of the MicroCutter XPRESS 30 and the schedule of the related clinical trials.  If the results of the trial are favorable, we anticipate that we would make a 510(k) submission to the FDA by the end of calendar 2012.   The FDA has not agreed that data, even if favorable, from our proposed clinical trial would be sufficient for approval of our anticipated 510(k) submission.  It is possible that, in order to approve our 510(k) submission, the FDA will require data from a larger or different group of patients than the patients that we plan to enroll in our clinical trial, or will require different protocols for the design of the clinical trial, including different controls.  Additionally, it is possible that the FDA could take the position that the practices for the use of surgical staplers in a foreign country are not consistent with use in the U.S. and thus the results of the trial are not applicable to our application.

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

The European Union, or EU requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the EU. We have received CE Mark certification for the two initial microcutter surgical cutting and stapling devices that we have developed. To maintain authorization to apply the CE Mark to future devices within the microcutter product line, we are subject to annual surveillance audits and periodic re-certification audits. If we modify the intended use of new products (relative to predicate products) or change the indication for use or develop new products in the future, we may need to apply for permission to affix the CE Mark to such products. We do not know whether we will be able to obtain permission to affix the CE Mark to new or modified products or whether we will continue to meet the quality and safety standards required to maintain the authorization that we have received. If we are unable to maintain authorization to affix the CE Mark to microcutter products, we will not be able to sell these products in member countries of the EU, which would have a material adverse effect on our results of operations.

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

Additionally, our manufacturing processes and, in some cases, those of our suppliers, are required to comply with the FDA’s Quality QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems and MicroCutter XCHANGE 30 and Microcutter XPRESS 30. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we are given notice of significant violations in a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our devices and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

      We may also be required to recall our products due to manufacturing supply defects. If we issue recalls of our products in the future, our revenue and business could be harmed.

If we are unable to establish sales and marketing capabilities or enter into and maintain arrangements with third parties to market and sell our products, our business may be harmed.

We have limited experience as a company in the sale, marketing and distribution of our products. Century is responsible for marketing and commercialization of cardiac and microcutter products in Japan. To promote our current and future products in the United States and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable. For our microcutter products, we will have to compete for sales and acceptance of our products against two large companies, Johnson & Johnson and Covidien, with large sales forces and dominant market positions.

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

      We derive a substantial portion of our revenue from sales to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the nine month period ended March 31, 2012 and 2011, sales to Century accounted for approximately 31% and 22%, respectively, of our total product sales. For fiscal years 2011 and 2010 sales to Century accounted for approximately 22% and 23%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

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

The MicroCutter XCHANGE 30, the MicroCutter XPRESS 30 and other planned products in the microcutter product line, if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices within laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparascopic staplers include:

●	reduced product size;

●	ease of use;

●	product quality and reliability;

●	multi-fire capability;

●	device cost-effectiveness;

●	degree of articulation;

●	surgeon relationships; and

●	sales and marketing capabilities.

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

      We may be unable to compete successfully on the basis of any one or more of these factors, which could have a material adverse effect on our business, financial condition and results of operations.

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

      As of March 31, 2012, we had 58 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and PAS-Port systems and in Europe on the MicroCutter XCHANGE 30.  During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business.

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

Changes in tax structures may negatively impact our future results of operation and our industry in general, which could harm our business and the value of our stock.

Beginning in 2013, U.S. health care law reforms under the 2010 Affordable Health Care Act will impose a new 2.3% excise tax on certain medical technology companies regardless of whether the companies are profitable. If we are subject to the tax, our results of operations and financial condition will be negatively impacted.  Further, industry advocates anticipate the new tax will negatively impact innovation and U.S. competitiveness.  Despite the 2013 implementation date, the tax may already be having an adverse impact on U.S. medical device research and development investment activity and job creation, and may force affected companies to consider cutting manufacturing operations, research and development, and employment levels.  These new taxes may also adversely impact patient access to new and innovative medical technologies such as those we manufacture and develop.  If any of these risks materializes, then our business may be harmed and the value of our common stock could decline.

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

      Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 21% of our outstanding common stock as of March 31, 2012. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Cardica, Inc.
Date: May 4, 2012	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: May 4, 2012	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. Ö
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Amended and Restated Bylaws of Cardica, Inc. (3)
4.1	Form of Warrant dated June 2007. (4)
4.2	Form of Warrant dated September 30, 2009. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition.
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.
Ö	Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.
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