Form 10-K
period 2012-06-30
CARDICA INC
filed 2012-09-28
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011, was approximately $44,103,374 (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market, on  December 31, 2011).  For purposes of this disclosure, shares of common stock held by each officer and director (and entities affiliated therewith) have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of common stock outstanding as of September 17, 2012, was 36,945,005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended June 30, 2012, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

1

Cardica, inc.
ANNUAL REPORT ON FORM 10-K
For the Year Ended June 30, 2012

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

We are developing a microcutter product line based on our proprietary “staple-on-a-strip” technology, which expands our commercial opportunity into additional surgical markets.  Our planned microcutter product line consists of the MicroCutter XCHANGE™ 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, the MicroCutter XCHANGE™ 45, a planned cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter XPRESS™ 30, the true multi-fire endolinear stapling device, the MicroCutter FLEXCHANGE™ 30 a planned cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, the MicroCutter XPRESS™ 45, a planned multi-fire endolinear microcutter device with a 45 millimeter staple line, and the MicroCutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets. We estimate these planned devices will expand our commercial opportunity to approximately 1.4 million additional procedures annually in the United States, involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30.  As we have gained more experience with our microcutter products, we believe that the cartridge-based design of the MicroCutter XCHANGE 30 will permit us to commercially launch this product more quickly than our planned initial multi-fire product, the MicroCutter XPRESS 30.  We believe that the MicroCutter XCHANGE 30 will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.  We intend to expand our microcutter product line with the development of the MicroCutter XCHANGE 45 and only then continue to develop the MicroCutter XPRESS 30. In light of our limited financial resources, we have limited development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 has been completed.

We initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011 began enrolling patients in a European clinical trial.  We suspended our clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011, and recommenced enrollment in the clinical trial with our MicroCutter XCHANGE 30 in July 2012.  Prior to recommencing the clinical trial of the MicroCutter XCHANGE 30, we introduced this product to surgeons in Europe to validate the function of the MicroCutter XCHANGE 30.  During this validation period, the MicroCutter XCHANGE 30 was used by approximately 30 surgeons in 10 hosptials performing 80 procedures with over 250 deployments of the device. We plan to commence commercialization of the MicroCutter XCHANGE 30 in Europe in the second half of calendar 2012.

The MicroCutter XPRESS 30 is currently undergoing design changes to address product performance issues encountered in the clinical trial that we commenced in November 2011.  During the clinical trial, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures.  We believe that we have identified the causes for the unsatisfactory deployments, which will require modifications to the MicroCutter XPRESS 30, and we plan to complete development of the MicroCutter XPRESS 30 after completing development of the MicroCutter XCHANGE 30 and the MicroCutter XCHANGE 45.

We have been advised by the U.S. Food and Drug Administration, or FDA, that the FDA will require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission for clearance of the products in our planned microcutter product line for marketing and sale in the United States.  We recommenced the clinical trial with the MicroCutter XCHANGE 30 in Europe in July 2012, and we intend to enroll patients who are undergoing certain types of gastrointestinal surgical procedures. The number of gastrointenstinal procedures that can be performed with the MicroCutter XCHANGE 30 will be limited due to the tissue thickness involved in the procedures.  We plan to complete enrollment in the clinical trial and required patient followup according to the protocol in the first quarter of calendar year 2013. If the results of the trial are favorable, we anticipate that we would submit a 510(k) to the FDA in the second quarter of calendar 2013.  While we cannot predict when or if the FDA will clear our 510(k) submission or what such clearance will cover, we anticipate that the earliest that any such clearance could be obtained would be in the second half of calendar 2013.

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of June 30, 2012, more than 13,100 C-Port systems had been sold in the United States and Europe. We also currently sell our  PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of June 30, 2012, more than 28,500 PAS-Port systems had been sold in the United States, Europe and Japan.

We use independent distributors and manufacturers’ representatives to augment a small core direct sales team for our C-Port and PAS-Port systems in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line.

Our Strategy

Our goals are to develop and market endoscopic microcutter products intended for use by thoracic, bariatric, colorectal and general surgeons and to increase adoption of automated anastomotic systems for coronary artery bypass grafting, or CABG, procedures and closure devices for other surgical procedures. Other existing technologies either do not enable or are less compatible with less invasive and minimally invasive surgery. Because less invasive surgery has many advantages relative to patient outcomes, our strategy involves developing and, ultimately, marketing and selling devices that enable or facilitate less invasive and minimally invasive procedures, which in turn may help enlarge the market for these types of surgeries.The principal elements of our strategy to achieve our vision and goals include:

•
Commercializing our microcutters. In March 2012, we completed the design verification for and applied CE Mark, to the MicroCutter XCHANGE 30. After recommencing patient enrollment with the MicroCutter XCHANGE 30 in the clinical trial in July 2012, we plan to commence commercialization of the XCHANGE 30 in the second half of calendar year 2012.  We plan to initially focus on developing relationships with leading clinicians who are considered to be “thought leaders” in their institutions and surgical specialties.  We intend to work closely with a limited number of targeted clinical sites to achieve routine clinical adoption of our planned microcutter products in a select group of thoracic, bariatric, colorectal and general surgical procedures in which we believe the key features of the planned microcutter products are most differentiated from existing devices.  We plan to leverage the lessons learned from this initial experience and the clinical experience of these key opinion leaders with the microcutter devices to bring credibility to a broader launch.  As we are able to apply the CE Mark to additional products in our microcutter product line and are able to gain more adoption of our products, we plan to introduce these additional products in a similar manner.  Similarly, we plan to use this same approach to commence commercialization in the United States provided we obtain clearance of one or more of our microcutter products from the FDA.  We signed a distribution agreement in 2011 with Century Medical, Inc., or Century, with respect to distribution of our planned microcutter products in Japan.

•
Leveraging our proprietary “staple-on-a-strip” technology to develop a broad range of surgical stapling devices. Several of the innovative features that we are incorporating into our microcutter product line are: the ability to deploy our “staple-on-a-strip” technology for more consistent staple forms, significantly reduced tool shaft diameter and increased amount of articulation of the end-effector. The MicroCutter XCHANGE 30 incorporates these features and is the first product we are commercializing in our planned product line of microcutter devices. We believe that our technology can be adapted for a variety of surgical stapling devices, including the MicroCutter XCHANGE 45, a planned cartridge based device with a longer staple line, the MicroCutter FLEXCHANGE 30, a planned cartridge based device with a flexible shaft, to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS 30, a true multi-fire endolinear microcutter device. The product applications of our technology that we plan to develop include stapling devices that have incremental benefits, such as smaller size, a flexible instrument shaft, greater degrees of articulation and potentially larger staples.  By leveraging our technology, we believe we will expand our commercial opportunity into additional surgical markets.

•
Obtaining U.S. regulatory clearance of the MicroCutter XCHANGE 30.  We plan to seek U.S. regulatory clearance from the FDA for our microcutter products under the 510(k) process, providing clinical data as required by the FDA. We are conducting a single-arm clinical trial of the MicroCutter XCHANGE 30 in Europe during this calendar year  which is intended to obtain the clinical data necessary for our 510(k) submission.  We anticipate that the results of this clinical trial will be available in the first quarter of calendar 2013. While we cannot predict when or if the FDA will clear our 510(k) submission or what such clearance will cover, we anticipate that the earliest that any such clearance could be obtained would be in the second half of calendar 2013.

•
Driving market adoption of the C-Port and PAS-Port systems. We intend to drive commercial adoption of our C-Port systems and our PAS-Port system by marketing them as integrated anastomotic tools for use in both on- and off-pump CABG procedures and in robot assisted bypass surgeries, known as totally endoscopic coronary artery bypass, or TECAB, procedures.

•
Establishing a strong proprietary position. As of June 30, 2012, we had 104 issued U.S. patents, 67 additional patent applications in the United States, eight issued foreign patents and another eight patent applications filed in selected international markets. We plan to continue to invest in building our intellectual property portfolio.

Microcutter Industry Background

Evolution of surgical techniques

Open surgery has been the most common form of surgery for many decades. Using open surgical techniques, a surgeon generally creates an incision large enough to allow a direct view of the operating field and inserts the instruments necessary to manipulate the patient's tissues. The large incisions and significant tissue manipulation involved in open surgery cause trauma to the patient, resulting in extended hospitalization and recovery times, increased hospital costs, and additional pain and suffering.

Over the past thirty years, technological innovations such as enhanced imaging and instrumentation have facilitated visualization and surgical access through smaller and smaller incisions. These improvements have enabled surgeons to reduce patient trauma, hospital stays and morbidity, while improving recovery times and cosmetic results. This evolution has both been made possible by, and created opportunities for, the development of new categories of surgical devices.

Minimally invasive or laparoscopic/thoracoscopic surgery replaces the large incision typically required for open surgery with several small abdominal/thoracic openings and ports that provide access to the organs on which the surgeon needs to operate. The surgeon uses an endoscope to view the operating field and inserts specialized instruments through the ports to carry out the procedure. The advantages of laparoscopic/thoracoscopic surgery compared to traditional open surgical procedures include shorter post-operative recovery periods with less pain, shorter hospital stays, decreases in post-operative complications and a quicker return to routine activities.

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

More recently, minimally invasive surgeons are using fewer and fewer abdominal openings and ports, such as in single incision surgery, in which the surgeon operates almost exclusively through a single entry point, typically the patient’s navel. Unlike a traditional multi-port laparoscopic approach, single port surgery leaves only a single small scar.  Single incision surgery has been used to perform many types of surgery, including removal of the appendix, gall bladder and portions of the lung or colon, as well as bariatric surgeries including gastric bypass and sleeve gastrectomy.

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

Market

The use of disposable devices for closing and/or cutting in both traditional and laparoscopic/thoracoscopic surgical procedures has been broadly adopted clinically in a number of surgical specialties including colorectal, bariatric, gynecologic, urologic and thoracic surgery. The world-wide laparoscopic surgery products market is estimated at $3.6 billion annually, with the cutter and stapler segment representing approximately $1.3 billion. Based on a 2010 Millennium Research Group report, 55-70% of the worldwide laparoscopic stapling-cutting closure product revenue is generated in the United States market.

We estimate there are approximately 1.4 million surgical procedures per year in the United States involving bariatric and general, thoracic, gynecologic and urologic surgery, involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic/thoracoscopic procedures.

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

Microcutter Product Development

Based upon much of the technology we developed for our cardiac surgery anastomosis products, we are developing a new product line, referred to as our microcutter product line. We believe that our endoscopic microcutter design potentially addresses many of the limitations in currently available stapling products and provides surgeons with a smaller and more effective stapling and cutting device for more minimally invasive surgical procedures.  Key features of our planned microcutter product line include:

•
Staple Design and Formation. Our microcutter product line utilizes our innovative three dimensional, or 3D, staple design, which we engineered in connection with our vascular anastomotic products, that in vascular applications allows single rows of staples to effectively prevent blood leakage at physiological blood pressures. These 3D staples allow for a large contact surface between staple and tissue, which dramatically improves sealing while significantly reducing the likelihood of the staple cutting through tissue. These 3D staples are guided into their final shape by the anvil rather than forced to buckle as is the case with U-shaped wire staples, which reduces the forming forces and helps to eliminate malformed staples. The 3D design with a rectangular cross-section significantly increases staple stiffness compared to round wire, resulting in a much stronger final form that is significantly more resistant to opening or yielding.

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

•
True Multi-Fire Capability. Our “staple-on-a-strip” technology is being designed to allow the surgeon to fire multiple deployments within a single procedure, without the need to remove the stapler from the tissue site or having to replace the staple cartridge. Conventional stapling technology requires a tedious, repetitive 10-step process after each deployment in which the stapler is first clamped and then removed from the body cavity. We believe our true multi-fire capability will reduce this multi-step process to one simple step: following a deployment, the device is reset by activating a simple slider.

•
Improved Staple Formation. We are designing our microcutter products to deploy staples with significantly lower deployment forces. Reduced deployment forces potentially gives the user more control during deployment. Additionally, our compact staple mechanism would allow more design space to be dedicated to the anvil, which helps to ensure favorable tissue compression. These features combine to result in excellent and consistent staple formation.

•
Articulation, Rotation and Handling. End-effector size, articulation and rotation clearly improve tissue access and ease of use, and both are expected by surgeons in stapling devices. Our microcutter products’ designs incorporate end-effectors that articulate as much as 80 degrees, compared to the 45 degrees of maximum articulation achieved with the vast majority of currently marketed linear stapling technologies. In addition, all of our microcutter products are being designed to enable 360-degree rotation of the end-effector. Our MicroCutter XCHANGE 30 is a single-hand operated device: 360 degree rotation with up to 80 degree articulation accomplished with two articulation buttons integrated into a single knob at the end of the handle.

Microcutter Products

Subject to adequate funding, we intend to launch a full range of surgical stapling devices that cover the needs of thoracic, bariatric, colorectal and general surgeons as shown in the table below.  These products would provide staple line lengths from 30 to 60 millimeters, come in shaft diameters ranging from five to ten millimeters, accommodate staple heights from 2.0 to 5.3 millimeters and articulate up to 80 degrees. Depending upon the specific product application, we anticipate that some of these products will have true multi-fire capability, while others will be cartridge~~-~~based. In all instances the true multi-fire or cartridge design would be combined with our unique staple design, including the “staple-on-a-strip” technology. In the true multi-fire design, we anticipate that each device will provide a number of deployments that is a function of shaft length and desired staple line length, ranging from six to twelve deployments in one device. In addition, subject to funding, we plan to expand the microcutter product line by introducing products with flexible shafts to facilitate minimally invasive procedures.

Planned Microcutter Product Line
Product Family	Multifire	Staple Line Length	Shaft	Articulation
MicroCutter XCHANGETM 30	No	30 mm	5 mm, Rigid	Up to 80 degrees
MicroCutter XCHANGETM 45	No	45 mm	8 mm, Rigid	Up to 60 degrees
MicroCutter XCHANGETM 60	No	60 mm	10 mm, Rigid	Up to 45 degrees
MicroCutter FLEXCHANGETM 30	No	30 mm	5 mm, Flexible	Up to 80 degrees
MicroCutter XPRESSTM 30	Yes	30 mm	8 mm, Rigid	Up to 60 degrees
MicroCutter XPRESSTM 45	Yes	45 mm	8 mm, Rigid	Up to 60 degrees
MicroCutter XPRESSTM 60	Yes	60 mm	10 mm, Flexible	Up to 45 degrees

MicroCutter XCHANGE Product Family

The MicroCutter XCHANGE name refers to the planned group of cartridge based microcutter products with rigid shafts that will also include our proprietary “staple-on-a-strip” technology.  The first product in this family is the MicroCutter XCHANGE 30 with a 30 mm staple line length.  This product will be the first and only 5 mm stapling device available on the market and is being developed with up to 80 degrees of articulation.  Subsequently, the MicroCutter XCHANGE 45 and MicroCutter XCHANGE 60, with 45mm and 60mm staple line lengths, respectively, are planned to provide cartridge based capability when multifire capability is not required.   These devices are also planned to include a variety of staple heights from 2.0 to 5.3 mm.

In March 2012, we completed the design verification for and applied CE Mark to the MicroCutter XCHANGE 30, a cartridge-based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line.  We believe that the MicroCutter XCHANGE 30 will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.  We intend to continue to develop the MicroCutter XPRESS 30, but, in light of our limited financial resources, we plan to develop and commercialize both the MicroCutter XCHANGE 30 and the MicroCutter XCHANGE 45 in our planned microcutter product line prior to completing the development and commercialization of the MicroCutter XPRESS 30.

MicroCutter FLEXCHANGE Product Family

The MicroCutter FLEXCHANGE name refers to the planned group of cartridge based microcutter products with flexible shafts that will also include our proprietary “staple-on-a-strip” technology.  The first product that is planned in this family would be the Microcutter FLEXCHANGE 30 with a 30 mm staple line length.  This product would be the first and only 5 mm stapling device available on the market with a flexible shaft and is being developed with up to 80 degrees of articulation.  This device is planned to facilitate endoscopic procedures requiring cutting and stapling. These devices are also planned to include a variety of staple heights from 2.0 to 3.5 mm.

MicroCutter XPRESS Product Family

The MicroCutter XPRESS name refers to the group of microcutter products that is planned to have the true multi-fire endolinear microcutter device design on the market based on our proprietary “staple-on-a-strip” technology.  This product is planned in 30, 45 and 60 mm staple line lengths, with either an 8 or 10 mm rigid shaft and articulation up to 60 degrees.  These devices are planned to include a variety of staple heights from 2.0 to 5.3 mm.

We initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011, began enrolling patients in a European clinical trial.  The MicroCutter XPRESS 30 is the true multi-fire endolinear microcutter device based on our proprietary “staple-on-a-strip” technology.  We suspended our clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011, and recommenced enrollment in the clinical trial with our MicroCutter XCHANGE 30 in July 2012.

The MicroCutter XPRESS 30 is currently undergoing design changes to address product performance issues encountered in the clinical trial that we commenced in November 2011.  During the clinical trial, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures.  We believe that we have identified the causes for the unsatisfactory deployments, which will require modifications to the MicroCutter XPRESS 30, and we plan to complete development of the MicroCutter XPRESS 30 after completing development of the MicroCutter XCHANGE 30 and the MicroCutter XCHANGE 45.

We have been advised by the FDA, that the FDA will require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission for clearance of the products in our planned microcutter product line for marketing and sale in the United States.  We recommenced the clinical trial with the MicroCutter XCHANGE 30  in Europe in July 2012, and we intend to enroll patients who are undergoing certain types of gastrointestinal surgical procedures.  The number of gastrointenstinal procedures that can be performed with the MicroCutter XCHANGE 30 will be limited due to the tissue thickness involved in the procedures.  We plan to complete enrollment in the clinical trial and required patient followup according to the protocol in the first quarter of calendar 2013.  If the results of the trial are favorable, we anticipate that we would submit a 510(k) to the FDA in the second quarter of calendar 2013.  While we cannot predict when or if the FDA will clear our 510(k) submission or what such clearance will cover, we anticipate that the earliest that any such clearance could be obtained would be in the second half of calendar 2013.

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

Provided we receive clearance from the FDA under the 510(k) process, we plan to initially launch the MicroCutter XCHANGE 30 to a limited number of targeted clinical sites. We plan to learn from these sites the time and training required to achieve routine clinical adoption of the MicroCutter XCHANGE 30. To support this strategy, we are planning to start with a small group of direct sales representatives that have extensive backgrounds in stapling products and laparoscopic procedures and existing relationships with key surgeons and decision makers.

We would base a broader launch of the MicroCutter XCHANGE 30 on our experience from this limited product introduction.  Over subsequent quarters, our plan would be to add additional sales representatives in new markets.

International

We plan to commence commercializing our MicroCutter XCHANGE 30 initially in Europe, following application of the CE Mark to the MicroCutter XCHANGE 30 which took place in March 2012, and plan to begin sales of the MicroCutter XCHANGE 30 in the second half of calendar year 2012.  We plan to initially focus on developing relationships with leading clinicians who are considered to be “thought leaders” in their institutions and surgical specialties.  We intend to work closely with a limited number of targeted clinical sites to achieve routine clinical adoption of the MicroCutter XCHANGE 30 in a select group of thoracic, bariatric, colorectal and general surgical procedures in which we believe the key features of the MicroCutter XCHANGE 30 is most differentiated from existing devices.  We plan to leverage the lessons learned from this initial experience and the clinical experience of these key opinion leaders with this product to bring credibility to a broader launch.  As we are able to apply the CE Mark to additional products in our microcutter product line and are able to gain more adoption of our products, we would plan to introduce these additional products in a similar manner.  We signed a distribution agreement with Century with respect to distribution of our planned microcutter products in Japan.  Century will be responsible for securing regulatory approval from the Ministry of Health in Japan. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Competition

The MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicrocCutter XPRESS 30 and other planned products in the microcutter product line, if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparascopic staplers include:

•	reduced product size;

•	ease of use;

•	product quality and reliability;

•	multi-fire capability;

•	device cost-effectiveness;

•	degree of articulation;

•	surgeon relationships; and

•	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control more than 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which recently acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult and the failure to establish a market for our products would have a material adverse effect on our business.  Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products, which we believe will begin in 2013.

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

Off-Pump CABG Procedures. In 1995, a new method of performing CABG procedures was introduced that avoids the use of external pumps, requiring the surgeon to perform the anastomosis while the heart is beating. The clinical literature suggests that this procedure, termed off-pump coronary artery bypass, or OPCAB, offers several benefits as compared to on-pump CABG procedures, including reductions in bleeding, kidney dysfunction, short-term neurocognitive dysfunction and length of hospital stay. OPCAB procedures currently represent approximately 20% to 25% of all CABG procedures performed in the United States.

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

Our Cardiac Products

We currently market three proprietary products to perform anastomoses, the C-Port xA system, the C-Port Flex A system and the PAS-Port system. The C-Port systems automate a distal anastomosis between the graft vessel and target artery. The C-Port xA system was developed to use veins and arteries as the bypass graft vessel and received 510(k) clearance in November 2006. A new generation of the C-Port xA system, the C-Port Flex A system, designed to further enable minimally invasive CABG surgery, received 510(k) clearance in March 2007.  Each of our C-Port systems has received the CE Mark for sales in Europe. As of June 30, 2012, we had sold an aggregate of nearly 13,100 units of all the versions of our C-Port systems. The PAS-Port system automates the performance of a proximal anastomosis between a graft vessel, typically a saphenous vein, and the aorta. The PAS-Port system received 510(k) clearance in September 2008 following successful completion of a prospective, international, randomized study. Our PAS-Port system also has received the CE Mark. The PAS-Port system is marketed in the United States, Europe and Japan. As of June 30, 2012, over 28,500 PAS-Port systems had been sold, primarily in Japan and the United States. Total product sales of our C-Port and PAS-Port systems were $3.3 million, $3.9 million and $3.8 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Total product sales represented 89%, 29% and 95% of total revenue for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

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

Cardiac Product Sales and Marketing

United States

Our initial products focus on the needs of cardiovascular surgeons worldwide. We have a four person direct sales force, augmented by a network of independent medical device manufacturers’ representatives and distributors to sell our products domestically. We utilize manufacturers’ representatives and distributors who carry other cardiac surgery products, are clinically knowledgeable and are capable of training cardiac surgeons on the use of our products and proctoring initial cases in the operating room.

International

We currently distribute our PAS-Port system in Japan through our exclusive distributor, Century. For the fiscal years ended June 30, 2012, 2011 and 2010, sales to Century accounted for approximately 29%, 7% and 22%, respectively, of our total revenue and approximately 32%, 22% and 23%, respectively, of our product sales. As of June 30, 2012, Century had trained over 300 Japanese cardiac surgeons in over 200 hospitals. Century has a direct sales organization of approximately 25 representatives who are responsible for the development of the anastomotic device market and directly contact cardiac surgeons. Century provides clinical training and support for end-users in Japan. We provide Century with promotional support, ongoing clinical training, representation at trade shows and guidance in Century’s sales and marketing efforts. Our agreement with Century pertaining to the PAS-Port system expires in July 2014, but automatically renews for an additional five-year term if Century meets certain sales milestones. Either party may terminate this agreement if the other party defaults in performance of material obligations and such default is not cured within a specified period or if the other party becomes insolvent or subject to bankruptcy proceedings. In addition, we may terminate the agreement within 90 days following a change of control by payment of a specified termination fee. For the specifics of our revenue by geographic location please see Note 1, Concentrations of Credit Risk and Certain Other Risks, in our Notes to Financial Statements.

Total product sales of our C-Port and PAS-Port systems were $3.3 million, $3.9 million and $3.8 million, for fiscal years ended June 30, 2012, 2011 and 2010, respectively. Total product sales represented 89%, 29% and 95% of total revenues for fiscal years ended June 30, 2012, 2011 and 2010, respectively.

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

We use or rely upon sole source suppliers for certain components and services used in manufacturing our products, and we utilize materials and components supplied by third parties, with whom we do not have any long-term contracts. In recent years, many suppliers have ceased supplying materials for use in implantable medical devices. We cannot quickly establish additional or replacement suppliers for certain components or materials, due to both the complex nature of the manufacturing processes employed by our suppliers and the time and effort that may be required to obtain FDA clearance or other regulatory approval to use materials from alternative suppliers. Any significant supply interruption or capacity constraints affecting our facilities or those of our suppliers would affect our ability to manufacture and distribute our products.

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

Research and Development

As of June 30, 2012, we had 22 employees in our research and development department. Future research and development efforts will involve development of the microcutter in a variety of formats that accommodate different staple sizes and staple line lengths and different tool form factors, such as flexible versus rigid shafts. We are also exploring the development of other products that can be derived from our core technology platform and intellectual property. Research and development expenses for fiscal years ended June 30, 2012, 2011 and 2010 were $7.2 million, $7.5 million and $5.4 million, respectively. We expect research and development expenses to increase slightly in absolute dollar terms in fiscal year 2013 as we continue to develop the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45 and the MicroCutter XPRESS 30.

Patents and Intellectual Property

We believe our competitive position will depend significantly upon our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of June 30, 2012, we had 104 issued U.S. patents, 67 additional U.S. patent applications, eight issued foreign patents and another eight patent applications filed in select international markets. Our issued patents expire between 2018 and 2029.

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

FDA’s Premarket Clearance and Approval Requirements. Unless an exemption applies, each medical device distributed commercially in the United States will require either prior 510(k) clearance or PMA from the FDA. The FDA classifies medical devices into one of three classes. Class I devices are subject to only general controls, such as establishment registration and device listing, labeling, medical device reporting, and prohibitions against adulteration and misbranding. Class II medical devices generally require prior 510(k) clearance before they may be commercially marketed in the United States. The FDA will clear marketing of a medical device through the 510(k) process if the FDA is satisfied that the new product has been demonstrated to be substantially equivalent to another legally marketed device, or predicate, device, and otherwise meets the FDA’s requirements. Class II devices are also subject to general controls and may be subject to performance standards and other special controls. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a predicate device, are placed in Class III, generally requiring submission of a PMA supported by clinical trial data.

510(k) Clearance Pathway. To obtain 510(k) clearance, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device. The FDA’s 510(k) clearance process generally takes from three to twelve months from the date the application is submitted, but can take significantly longer. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the device until 510(k) clearance or PMA is obtained. If the FDA requires us to seek 510(k) clearance or PMAs for any modifications, we may be required to cease marketing and/or recall the modified device, if already in distribution, until 510(k) clearance or PMA is obtained and we could be subject to significant regulatory fines or penalties. The FDA has undertaken a systematic review of the 510(k) clearance process that included both internal and independent recommendations for reform of the 510(k) system.  The internal review has resulted in a series of recommendations that the FDA is currently acting on, and in July 2011, the Institute of Medicine, or IOM issued its independent recommendations for 510(k) reform.  Ultimately and as the FDA receives public comment on the IOM recommendations and reconciles its plan of action to respond to both the internal and IOM recommendations,  the availability of the 510(k) pathway for our product candidates and the timing and data burden required to obtain 510(k) clearance could be adversely impacted. Furthermore, our products could be subject to voluntary recall if we or the FDA determines, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

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

After a PMA submission is complete, the FDA begins an in-depth review, which generally takes between one and three years, but may take significantly longer. During this review period, the FDA will typically request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. The FDA may or may not accept the panel’s recommendation. In addition, the FDA will conduct a pre-approval inspection of the manufacturing facility to ensure compliance with Quality System Regulation, or QSR. New PMA applications or PMA supplements are required for significant modifications to the device, including, for example, certain types of modifications to the device’s indication for use, manufacturing process, labeling and design. PMA supplements often require submission of the same type of information as a PMA application, except that the supplement is limited to information needed to support any changes from the device covered by the original PMA application and may not require as extensive clinical data or the convening of an advisory panel.

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

We intend to seek 510(k) clearance for the MicroCutter XCHANGE 30. The statutory review time for a traditional 510(k) is ninety (90) days, assuming that no major deficiencies are identified. Once 510(k) clearance is obtained for an initial Cardica microcutter device, that Cardica microcutter could then serve as the predicate device for subsequent iterations and product line extensions. We have been advised by the FDA that it will require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission for the MicroCutter XCHANGE 30 and our other planned products. We recommenced a single-arm clinical trial of the MicroCutter XCHANGE 30 in Europe in July 2012 to obtain the clinical data that we plan to include in our 510(k) submission.  Our clinical trial is focused on use of the MicroCutter XCHANGE 30 in gastrointestinal surgical procedures.  It is possible that, in order to clear our 510(k) submission, the FDA will require data from a larger or different group of patients than the patients that we are enrolling in our clinical trial.  It is also possible that the FDA may limit any clearance of our MicroCutter XCHANGE 30 to a narrower range of indications than we believe might be supported by our clinical data.

Any products or product enhancements that we develop that require regulatory clearance, including the MicroCutter XCHANGE 30, may not be cleared on the timelines that we currently anticipate, if cleared at all. Any new products or any product enhancements that we develop may not be subject to the shorter 510(k) clearance process, but may instead be subject to the more lengthy PMA requirements.

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

The Federal False Claims Act imposes civil liability on any person or entity who submits, or causes the submission of a false or fraudulent claim to the United States Government. Damages under the Federal False Claims Act can be significant and consist of the imposition of fines and penalties. The Federal False Claims Act also allows a private individual or entity with knowledge of past or present fraud on the federal government to sue on behalf of the government to recover the civil penalties and treble damages. The U.S. Department of Justice on behalf of the government has successfully enforced the Federal False Claims Act against medical device manufacturers. Federal suits have alleged that pharmaceutical manufacturers whose marketing and promotional practices were found to have included the off-label promotion or the payment of prohibited kickbacks to doctors violated the Federal False Claims Act on the grounds that these prohibited activities resulted in the submission of claims to federal and state healthcare entitlement programs such as Medicaid, resulting in the payment of claims for the off-label use that was not otherwise covered. Such manufacturers have entered into settlements with the federal government under which they paid amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions.

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

The primary regulatory body in Europe is the European Union, or EU, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture and labeling of and clinical trials and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror these directives. The method for assessing conformity varies depending upon the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, which is an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary standards. Compliance establishes the presumption of conformity with the essential requirements for the CE Mark. We have the authorization to affix the CE Mark to the PAS-Port and C-Port devices and to commercialize the devices in the European Union for coronary artery bypass grafting.  We have received CE Mark certification for the MicroCutter XPRESS 30 and MicroCutter XCHANGE 30, in July 2011 and March 2012, respectively, and we expect to be able to apply the CE Mark to future devices within the microcutter product line that comply with the certified design and manufacturing processes in the same manner.

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

After a device is approved for importation and commercial sale in Japan, the MHLW continues to monitor sales of approved products for compliance with labeling regulations, which prohibit promotion of devices for unapproved uses and reporting regulations and reporting of product malfunctions, including serious injury or death caused by any approved device. Failure to comply with applicable regulatory requirements can result in enforcement action by the MHLW, which may include fines, injunctions, and civil penalties, recall or seizure of our products, operating restrictions, partial suspension or total shutdown of sales in Japan, or criminal prosecution.

We have received approval from the MHLW to distribute our PAS-Port system in Japan. We will be required to submit applications with respect to all new products and product enhancements for review and approval by the MHLW. Our contract with Century, our distributor in Japan, has a multi-year term and is renewable for additional multi-year terms upon mutual agreement of the parties.

In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law, or PAL. Under PAL, manufacturers outside of Japan must now appoint a “primary distributor” located in Japan that holds a primary distributor license for medical devices to provide primary distribution services, including conducting quality assurance and safety control tasks for each product at the time an application for the approval of each such product is submitted to the MHLW. Century serves as the “primary distributor” for Cardica. We do not anticipate that these changes will have a material impact on our existing level of third-party reimbursement for sales of our products in Japan.

Employees

As of June 30, 2012, we had 55 employees, including 15 employees in manufacturing, 5 employees in sales and marketing, 6 employees in clinical, regulatory and quality assurance, 7 employees in general and administrative and 22 employees in research and development. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of August 31, 2012:

Name	Age	Position
Bernard A. Hausen, M.D., Ph.D.	52	President, Chief Executive Officer, Chief Medical Officer and Director
Robert Y. Newell	64	Vice President, Finance and Chief Financial Officer
Frederick M. Bauer	58	Vice President, Operations
Bryan D. Knodel, Ph.D.	52	Vice President, Research and Development
Christopher J. Littel	56	Vice President, Sales & Marketing

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

Christopher J. Littel joined Cardica as our Vice President, Sales and Marketing, in November 2011. From April 2010 to October 2011, he was Vice President , Marketing and  Chief Operating Officer of Neurowave Medical Technologies a privately held medical device company. From August 1994 to April 2010, he held various senior marketing and product development positions with Ethicon Endo-Surgery, a division of Johnson & Johnson, a diversified healthcare company. From 1978 to 1994, he was an officer in the United States Army. Mr. Littel holds a B.S. degree in Engineering from the United States Military Academy at West Point and an M.A. in International Economics & International Relations from Johns Hopkins University.

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

We have incurred net losses since our inception in October 1997.  As of June 30, 2012, our accumulated deficit was approximately $137.4 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, commercial launch and market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our planned microcutter products in the United States.

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

We have not generated any revenue from commercial sale of any of the microcutter products that we are developing.  While we initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark in March 2012, following the completion of design verification.  We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Sales of our products and development activities generated $3.7 million, $13.2 million and $4.0 million of revenue for fiscal years ended June 30, 2012, 2011 and 2010, respectively.  We do not anticipate that we will generate significantly higher product sales for the foreseeable future.

Our cost of product sales was 111% and 86% of our net product sales for the fiscal years ended June 30, 2012 and 2011, respectively. We expect higher cost relative to product sales for the foreseeable future due to costs associated with developing and commercializing our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant product sales.  Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Our development efforts have consumed substantial capital to date. As of June 30, 2012, we had approximately $14.6 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding.  We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013, excluding the repayment of the $4.0 million debt principal outstanding. We may be able to extend this time period to the extent that we decreased our planned expenditures, or accessed additional capital under the Purchase Agreement with Aspire Capital, or under the At The Market Issuance Sales Agreement, or ATM Agreement, we entered into on August 3, 2011 with McNicoll, Lewis & Vlak LLC, or MLV. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our ongoing clinical trial and the process for obtaining FDA clearance for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

•	European market acceptance of our MicroCutter XCHANGE 30 which we anticipate launching in the second half of calendar year 2012;

•
the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

•	market acceptance and adoption of our current products or future products that we may commercialize;

•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the extent to which we access additional capital under the Purchase Agreement with Aspire Capital or under the ATM Agreement with MLV; and

•	the effects of competing technological and market developments.

While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark in March 2012, following the completion of design verification.  We intend to continue to develop both the MicroCutter XCHANGE 30 and XCHANGE 45 before continuing our efforts to devlop the MicroCutter XPRESS 30.  We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all.  The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

On September 2, 2011, we entered into a distribution agreement, or the Distribution Agreement, with Century with respect to distribution of our planned microcutter products in Japan.  Additionally, under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, under the agreement, subject to certain conditions. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.  We have drawn the full $4.0 million available to us under the Distribution Agreement.

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

Our audited financial statements for the fiscal year ended June 30, 2012, were prepared on the basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in their audit report on our fiscal 2012 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We will be forced to delay or reduce the scope of our microcutter development program and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

The sale of our common stock to Aspire Capital or MLV may cause substantial dilution to our existing stockholders, and the sale of the shares of common stock acquired by Aspire Capital or issued through MLV could cause the price of our common stock to decline.

Subject to the terms and conditions of the Purchase Agreement, we have a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the 295,567 shares of our common stock we issued to Aspire Capital as a commitment fee, or the Commitment Shares.  As of June 30, 2012, a total of 1,645,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of  1,350,000 shares of common stock at an average price of  $3.23 per share.

The Purchase Agreement provides for the issuance to Aspire Capital of the Commitment Shares and up to an additional $10.0 million of our common stock.  As of June 30, 2012, a total of 1,645,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement.  It is anticipated that the remaining additional shares will be sold to Aspire Capital over a period of up to 7 months from June 2012. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares that we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock to Aspire Capital under the Purchase Agreement may cause the trading price of our common stock to decline.

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent.  The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days’ notice to the other party.   As of June 30, 2012, we received net proceeds of $85,100 from the sales of an aggregate of 31,494 shares of common stock through MLV.

Aspire Capital may not ultimately purchase all of the $10.0 million of our common stock issuable pursuant to the Purchase Agreement. Aspire Capital may sell all, some or none of the shares it acquires pursuant to the Purchase Agreement, including the Commitment Shares that have been issued to Aspire Capital. All, some or none of the $10.0 million of our common stock issuable pursuant to the ATM Agreement may be sold through MLV. We are not obligated to make any sales of common stock under the ATM Agreement.  Sales by Aspire Capital of shares acquired pursuant to the Purchase Agreement or sales made through MLV pursuant to the ATM Agreement may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock to Aspire Capital pursuant to the Purchase Agreement or through MLV pursuant to the ATM Agreement, or anticipation of such sales, could make it more difficult for us to sell equity or equity−related securities in the future at a time and at a price that we might otherwise wish to effect sales and will cause dilution. However, we have the right to control the timing and amount of any sales of our shares to Aspire Capital or made through MLV, and the Purchase Agreement and ATM Agreement may be terminated by us at any time at our discretion without any further cost to us.

Existing lenders may have rights to our assets that are senior to our stockholders.

An existing debt arrangement with our current distributor and lender Century under which $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations . After satisfaction of our debt obligations, we could have little or no proceeds left to distribute to the holders of our capital stock.

Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

•	European market acceptance of our MicroCutter XCHANGE 30 which we anticipate launching in the second half of calendar year 2012;

•
the extent of our ongoing research and development programs and related costs, including costs related to the development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

•	market acceptance and adoption of our products;

•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the extent to which we access capital under the Purchase Agreement with Aspire Capital, the ATM Agreement with MLV or under any other equity or debt transaction; and

•	the effects of competing technological and market developments.

Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Risks Related to Our Business

We are dependent upon the success of our current products to generate revenue in the near term, and we have U.S. regulatory clearance for our C-Port and PAS-Port systems only.  Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated and if we are unable to successfully commercialize our products, in particular, our microcutter product line, in the United States, our ability to generate  revenue will be significantly delayed or halted, and our business will be harmed.

We have expended significant time, money and effort in the development of our microcutter product line and our current commercial products, the C-Port systems and the PAS-Port system. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006) and our C-Port Flex A in April 2007.  We commenced U.S. sales of our PAS-Port system in September 2008. We have not generated any revenues from sales of any of the microcutter products that we are developing.  While we initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark in March 2012, following the completion of design verification.  We intend to continue to develop both the Microcutter XCHANGE 30 and XCHANGE 45 before completing development of the Microcutter XPRESS 30.  We cannot predict when, if ever, we will generate commercial revenue from the sale of these products or any other potential products in our anticipated microcutter product line.  We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of our current PAS-Port and C-Port systems in the United States and commercialization of our microcutter products.

We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.

We completed the design verification for and applied the CE Mark to the MicroCutter XCHANGE 30, a cartridge-based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and the MicroCutter XPRESS 30, an endoscopic microcutter intended for use by thoracic, bariatric, colorectal and general surgeons.  The MicroCutter XPRESS 30 requires further design modifciations which we are delaying until completion of development of the MicroCutter XCHANGE 30 and XCHANGE 45. We have suspended development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 and XCHANGE 45 have been completed.  Significant additional research and development and financial resources will be required to develop the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and other products in this planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 or other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products.  We may also face additional competition from generic microcutter products similar to currently commercially available products following expiration of patents on our competitors’ products, which we believe will begin in 2013.  Our failure to successfully develop the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and/or other microcutter products would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

Our PAS-Port and C-Port systems and future products may face future development and regulatory difficulties and data from our European clinical trial may not be sufficient for clearance by the FDA of our anticipated MicroCutter XCHANGE 30 510(k) submission, or if clearance of our anticipated 510(k) submission is obtained, the indications for use may be limited, which would prevent, delay or limit the commercial introduction of our microcutter products in the United States.

Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. The FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved PMA.  Any of our future products, including the MicroCutter XCHANGE 30 and planned products in our microcutter product line and any future generations of the C-Port and PAS-Port systems, may not obtain regulatory clearances required for marketing or may face these types of restrictions or requirements, particularly as the FDA is considering revising its 510(k) clearance system to, in certain cases, require human clinical data and to prohibit the combination of multiple predicate devices as the basis for a 510(k).

We have been advised by the FDA that it will require clinical data related to the staple design as part of a 510(k) submission for the MicroCutter XCHANGE 30 and our other planned products.  We recommenced enrolling patients in the clinical trial with the MicroCutter XCHANGE 30 in Europe in July 2012, and anticipate that the results of the clinical trial will be available in the first quarter of calendar 2013 and if the results are favorable, we anticipate that we will submit a 510(k) submission to the FDA in the second quarter of calendar 2013.  It is possible that the FDA will require data from a larger or different group of patients than the patients that we are enrolling in our clinical trial, or will reject the choice of design and controls used in our clinical trial.  Additionally, it is possible that the FDA could take the position that the use of surgical staplers in a foreign country represent a standard of care that is not consistent with use in the U.S. and thus the results of the trial are not relevant to our submission.

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. We rely substantially on the premarket notification process for FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  This provision allows many medical devices to avoid human clinical trials if the product is “substantially equivalent” to another device already on the market.  Premarket notification requires a new device to be compared for safety, effectiveness and technological characteristics to another device (or multiple devices) already on the market.  A successful 510(k) submission results in FDA clearance for commercialization.  An IOM panel recommended that this 510(k) process be significantly revised to be more restrictive.  While the IOM report is non-binding, we do not know if or when the FDA will act on this recommendation.  If we can no longer use the 510(k) pathway in the future, we may be required to perform clinical trials for our new products in order to obtain clearance or approval for commercialization.  If so, our development costs will increase substantially, and the likelihood of approval for some of our products may be reduced.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance or the approval of a PMA before the modified product can be marketed. Any products or product enhancements that we develop that require regulatory clearance or approval, including the MicroCutter XCHANGE 30 and the MicroCutter XPRESS 30, may not be cleared or approved on the timelines that we currently anticipate, if approved at all. Any new products or any product enhancements that we develop may not be subject to the shorter 510(k) clearance process, but may instead be subject to the more lengthy PMA requirements. Additionally, even if 510(k) or other regulatory clearance is granted for the MicroCutter XCHANGE 30 or any other potential product, the approved indications for use may be limited, and the FDA may require additional animal or human clinical data prior to any potential approval of additional indications. In particular, we anticipate that if 510(k) clearance is granted for the MicroCutter XCHANGE 30, the initially approved indications for use would be limited to only certain gastrointestinal surgical procedures due to our focus initially on one staple size, which will limit the use of our microcutter products for use only with certain tissue thicknesses, and that the FDA would require additional data prior to any potential approval for additional surgical procedures.

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

Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities have been inspected by State of California regulatory authorities pursuant to granting a California Device Manufacturing License and by the FDA. Additionally, to market products in Europe, we are required to maintain International Standards Organization, or ISO, 13485:2003 certification and are subject to periodic surveillance audits. We are currently ISO 13485:2003 certified; however, our failure to maintain necessary regulatory compliance and permits for our manufacturing facilities could prevent us from manufacturing and selling our products.

Additionally, our manufacturing processes and, in some cases, those of our suppliers, are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems and MicroCutter XCHANGE 30, MicroCutter XCHANGE 45, and MicroCutter XPRESS 30. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we are given notice of significant violations in a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our devices and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

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

In the United States, our products are and will continue to be purchased primarily by medical institutions, which then bill various third-party payors, such as CMS which administer the Medicare program, and other government programs and private insurance plans, for the health care services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Under current CMS reimbursement policies, CMS offers a process to obtain add-on payment for a new medical technology when the existing Diagnosis-Related Group, or DRG, prospective payment rate is inadequate. To obtain add-on payment, a technology must be considered “new,” demonstrate substantial improvement in care and exceed certain payment thresholds. Add-on payments are made for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to CMS requirements before add-on payments can be made. Further, Medicare coverage is based on our ability to demonstrate the treatment is “reasonable and necessary” for Medicare beneficiaries. In November 2006, CMS denied our request for an add-on payment with respect to our C-Port systems. According to CMS, we met the “new” criteria and exceeded the payment threshold but did not in their view demonstrate substantial improvement in care. Even if our products receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement in the foreseeable future, if at all. Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

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

As a condition of its U.S market clearance, the C-Port system is subject to a mandatory Post Market Surveillance order under Section 522 of the Federal Food Drug and Cosmetic Act (which we refer to as the 522 order) to demonstrate graft patency outcomes and technical failure rate in a clinical study.  Should the FDA decide that the C-Port system does not perform as anticipated, or  if the FDA identifies new concerns related to the safety and effectiveness of the product, or if the FDA determines that the requirements of the 522 order are otherwise unmet, we may be required to withdraw the C-Port system from the market and may be subject to other enforcement action,which could harm our business.

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

We have been advised by the FDA, that the FDA will require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission for the products in our planned microcutter product line.  The extent of the clinical data to be required by the FDA is currently unknown and, accordingly, the current timing and path towards 510(k) clearance for the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45 and the MicroCutter XPRESS 30 and, therefore, any marketing of the proposed products in U.S., are likewise unknown.  Any delays in our ability to obtain 510(k) clearance of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45 and the MicroCutter XPRESS 30 beyond our current expectations could materially harm our ability to generate additional revenue from these proposed products and our business as a whole.

Clinical trials sometimes experience delays related to outcomes experienced during the course of the trials, which may result in a material delay in the trial and could lead to more significant delays or other effects in future trials. For example, we suspended our clinical trial of the MicroCutter XPRESS 30 in Europe because, during the clinical trial, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures. We believe that we have identified the causes for the unsatisfactory deployments, which will require modifications to the MicroCutter XPRESS 30, and we plan to complete development of the MicroCutter XPRESS 30 after completing development of the MicroCutter XCHANGE 30 and the MicroCutter XCHANGE 45.

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

We derive a substantial portion of our revenue from sales to Century,our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For fiscal years ended June 30, 2012 and 2011, sales to Century accounted for approximately 32% and 22%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors have products that are approved in advance of ours, marketed more effectively or demonstrated to be safer or more effective than ours, our commercial opportunity will be reduced or eliminated and our business will be harmed.

The MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and other planned products in the microcutter product line, if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparascopic staplers include:

•	reduced product size;

•	ease of use;

•	product quality and reliability;

•	multi-fire capability;

•	device cost-effectiveness;

•	degree of articulation;

•	surgeon relationships; and

•	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which recently acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business.  Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products, which we believe will begin in 2013.

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

As of June 30, 2012, we had 55 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than ours or that would render our technology and products obsolete or noncompetitive. Additionally, new, less invasive surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use or could use our products. Accordingly, our success will depend in part upon our ability to respond quickly to medical and technological changes through the development and introduction of new products. The relative speed with which we can develop products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products~~,~~ and supply commercial quantities of products to the market are expected to be important competitive factors. Product development involves a high degree of risk, and we cannot assure you that our new product development efforts will result in any commercially successful products. We have experienced delays in completing the development and commercialization of our planned products, and there can be no assurance that these delays will not continue or recur in the future. Any delays could result in a loss of market acceptance and market share.

We are subject to federal and state healthcare fraud and abuse laws and regulations and, if we are unable to fully comply with such laws, could face substantial penalties.

Our operations are affected by various broad state and federal healthcare fraud and abuse laws, including the federal healthcare program Anti-Kickback Statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, to induce or reward either the referral of an individual, or the furnishing or arranging for an item or service, for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs. Foreign sales of our products are also subject to similar fraud and abuse laws, including application of the U.S. Foreign Corrupt Practices Act. If our operations, including any consulting arrangements we may enter into with physicians who use our products, are found to be in violation of these laws, we or our officers may be subject to civil or criminal penalties, including large monetary penalties, damages, fines, imprisonment and exclusion from Medicare and Medicaid program participation. If enforcement action were to occur, our business and financial condition would be harmed.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our C-Port and PAS-Port systems and in Europe for the MicroCutter XCHANGE 30.  During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business.

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

Changes in tax structures may negatively impact our financial results and industry in general, which could harm our business and the value of our stock.

Beginning in 2013, U.S. health care law reforms under the 2010 Affordable Health Care Act will impose a new 2.3% excise tax on certain medical technology companies regardless of whether the companies are profitable. Industry advocates anticipate the new tax will negatively impact innovation and U.S. competitiveness.  Despite the 2013 implementation date, the tax may already be having an adverse impact on U.S. medical device research and development investment activity and job creation, and may force affected companies to consider cutting manufacturing operations, research and development, and employment levels.  These new taxes may also adversely impact patient access to new and innovative medical technologies such as those we manufacture and develop.  If any of these risks materializes, then our business may be harmed and the value of our common stock could decline.  We cannot assure you that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 20% of our outstanding common stock as of June 30, 2012. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

In addition, Section 203 of the Delaware General Corporation Law generally prohibits us from engaging in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive stockholders of the opportunity to sell their shares to potential acquirors at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock began trading on the NASDAQ Global Market on February 3, 2006, under the symbol “CRDC”. The table below sets forth the high and low intraday sales prices for our common stock for the periods indicated:

	High	Low

Fiscal Year 2012
First Quarter ended September 30, 2011	$3.69	$1.75
Second Quarter ended December 31, 2011	$2.60	$1.66
Third Quarter ended March 31, 2012	$2.37	$1.47
Fourth Quarter ended June 30, 2012	$2.30	$1.68
Fiscal Year 2011
First Quarter ended September 30, 2010	$2.34	$1.43
Second Quarter ended December 31, 2010	$4.96	$2.03
Third Quarter ended March 31, 2011	$5.25	$2.94
Fourth Quarter ended June 30, 2011	$3.98	$2.35

As of September 10, 2012, there were 100 holders of record of common stock. This number does not include the number of persons whose shares are held by a nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2012, we did not repurchase any equity securities.

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

The following graph compares the 5 year cumulative total return to shareholders on our common stock relative to the cumulative total returns of the NASDAQ Composite – Total Returns index and the NASDAQ Medical Equipment index.  The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on June 30, 2007, and tracks such investments through June 30, 2012.  The stock price performance included in this graph below is based on historical data and is not necessarily indicative of future stock price performance.

$100 invested on June 30, 2007, in stock or in index, including reinvestment of dividends. Fiscal years ended June 30.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements included elsewhere in this report.

The following selected balance sheet data as of June 30, 2012 and 2011, and the statements of operations data for each of the three fiscal years in the period ended June 30, 2012, have been derived from our audited financial statements, which are included elsewhere in this annual report. The selected balance sheet data as of June 30, 2010, 2009 and 2008, and the selected statements of operations data for the fiscal years ended June 30, 2009 and 2008, have been derived from our audited financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year Ended June 30,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Statements of Operations Data:
Net revenue:
Product sales, net	$3,274	$3,889	$3,764	$6,798	$4,934
License and development revenue	336	9,277	124	2,995	2,564
Royalty revenue	71	77	93	85	67
Total net revenue	3,681	13,243	3,981	9,878	7,565
Operating costs and expenses:
Cost of product sales	3,638	3,350	3,687	5,341	4,808
Research and development	7,220	7,495	5,437	8,217	8,609
Selling, general and administrative	6,139	5,920	5,734	13,632	13,175
Total operating costs and expenses	16,997	16,765	14,858	27,190	26,592
Loss from operations	(13,316)	(3,522)	(10,877)	(17,312)	(19,027)
Interest income	12	21	35	177	926
Interest expense	(268)	(11)	(112)	(120)	(101)
Other income (expense), net	(3)	(5)	(1)	(22)	6
Net loss before income tax benefit	(13,575)	(3,517)	(10,955)	(17,277)	(18,196)
Income tax benefit	—	—	31	72	—
Net loss	$(13,575)	$(3,517)	$(10,924)	$(17,205)	$(18,196)
Basic and diluted net loss per common share	$(0.44)	$(0.14)	$(0.50)	$(1.09)	$(1.23)
Shares used in computing basic and diluted net loss per common share	30,547	25,620	21,927	15,776	14,844

	As of June 30,
	2012	2011	2010	2009	2008
		(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$14,645	$9,325	$6,561	$5,328	$23,265
Working capital	13,316	8,477	5,016	4,134	20,959
Total assets	18,142	11,470	9,791	10,340	28,250
Short-term note payable	—	—	1,400	2,000	—
Long-term liabilities	4,364	433	31	44	2,000
Total stockholders’ equity	11,360	8,862	6,477	6,262	21,417

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

We are developing our microcutter product line based on our proprietary “staple-on-a-strip” technology, which expands our commercial opportunity into additional surgical markets.  Our planned microcutter product line consists of the MicroCutter XCHANGE™ 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, the MicroCutter XCHANGE™ 45, a planned cartridge based microcutter device with a 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter XPRESS™ 30, the true multi-fire endolinear stapling device, the MicroCutter FLEXCHANGE™ 30 a planned cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, the MicroCutter XPRESS™ 45, a planned multi-fire endolinear microcutter device with a 45 millimeter staple line, and the MicroCutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets. We estimate these planned devices expand our commercial opportunity to approximately 1.4 million additional procedures annually in the United States, involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE™ 30, a cartridge-based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line.  As we have gained more experience with our microcutter products, we believe that the cartridge-based design of the MicroCutter XCHANGE 30 will permit us to commercially launch this product more quickly than our planned initial multi-fire product, the MicroCutter XPRESS™ 30.  We believe that the MicroCutter XCHANGE 30 will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.  We intend to expand our microcutter product line with the development of the MicroCutter XCHANGE 45 and only then continue to develop the MicroCutter XPRESS 30. In light of our limited financial resources, we have limited development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 has been completed.

We initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011, began enrolling patients in a European clinical trial.  We suspended our clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011, and recommenced enrollment of the clinical trial with our MicroCutter XCHANGE 30 in July 2012.  Prior to recommencing the clinical trial of the MicroCutter XCHANGE 30, we introduced this product to surgeons in Europe to validate the adequate function of the MicroCutter XCHANGE 30.  We plan to commence commercialization of the MicroCutter XCHANGE 30 in Europe in the second half of calendar 2012.

The MicroCutter XPRESS 30 is currently undergoing design changes to address product performance issues encountered in the clinical trial that we commenced in November 2011.  During the clinical trial, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures.  We believe that we have identified the causes for the unsatisfactory deployments, which will require modifications to the MicroCutter XPRESS 30.

We have been advised by the U.S. Food and Drug Administration, or FDA, that the FDA will require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission for clearance of the products in our planned microcutter product line for marketing and sale in the United States.  We resumed the clinical trial in Europe in July 2012, and we intend to enroll patients undergoing only certain types of gastrointestinal surgical procedures, which will be limited due to the tissue thickness involved in the procedure.  We plan to complete enrollment in the clinical trial and required patient followup according to the protocol in the first quarter of calendar year 2013. If the results of the trial are favorable, we anticipate that we would submit a 510(k) to the FDA in the second quarter of calendar 2013.  While we cannot predict when or if the FDA will clear our 510(k) submission or what such clearance will cover, we anticipate that the earliest that any such clearance could be obtained would be in the second half of calendar 2013.

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery.  As of June 30, 2012, more than 13,100 C-Port systems had been sold in the United States and Europe.  We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood.  As of June 30, 2012, more than 28,500 PAS-Port systems had been sold in the United States, Europe and Japan.

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

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. We have not generated any revenues from sales of any of the microcutter products that we are developing.  For the fiscal year ended June 30, 2012, we generated net revenue of $3.7 million, including $336,000 of license and development revenue, and incurred a net loss of $13.6 million.  To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned.  If we fail to obtain broader commercial adoption of our systems or achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

On February 13, 2012, we completed the sale of 9,091,000 shares of our common stock at a price to the public of $1.65 per share. Net proceeds from the financing to us were $13.9 million.  As of June 30, 2012, we had approximately $14.6 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding.  We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013, excluding the repayment of the $4.0 million debt principal outstanding. We would be able to extend this time period to the extent that we decreased our planned expenditures, or accessed additional capital under the common stock purchase agreement, or Purchase Agreement, we entered into on December 14, 2010, with Aspire Capital Fund, LLC, an Illinois limited liability company, or Aspire Capital, or under the At The Market Issuance Sales Agreement, or ATM Agreement, we entered into on August 3, 2011, with McNicoll, Lewis & Vlak LLC, or MLV. Our independent registered public accounting firm has indicated in their audit report on our fiscal 2012 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.  We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect.  The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Agreement with Century

On September 2, 2011, we signed a distribution agreement, or the Distribution Agreement, with Century Medical, Inc., or Century with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, under the agreement, subject to certain conditions.   Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due . In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $336,000 and $9.3 million have been recorded as license and development revenue for the fiscal years ended June 30, 2012 and 2011, respectively, and $376,000 has been recorded as deferred revenue as of June 30, 2012.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with Aspire Capital

Subject to the terms and conditions of the Purchase Agreement with Aspire Capital, we have a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.  As of June 30, 2012, a total of 1,645,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of  1,350,000 shares of common stock at an average price of  $3.23 per share.

Agreement with MLV

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent.  The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement.  As of June 30, 2012, we received net proceeds of $85,100 from the sale of an aggregate of 31,494 shares of common stock through MLV. We are subject to limitations on the amount that we may sell under our shelf registration statement, and therefore that we may sell pursuant to the ATM Agreement

Critical Accounting Policies and Significant Judgments and Estimates

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

We adopted ASU No. 2009-13, which addresses the accounting for multiple-element arrangements, on July 1, 2010. The guidance was adopted on a prospective basis and is therefore effective for all new or materially modified multiple-element arrangements that we enter into subsequent to July 1, 2010, including the arrangement with Intuitive Surgical that we entered into on August 16, 2010. This guidance removes the requirement for objective and reliable evidence of fair value of the undelivered items in order to separate a deliverable into a separate unit of accounting. It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement. The adoption of this guidance has had a material effect upon the revenue recognized for the fiscal years ended June 30, 2011 and 2012, and will have a material effect upon the revenue recognized in future periods related to the arrangement with Intuitive Surgical.

Inventory. We state our inventories at the lower of cost or market value on a first-in, first-out basis. Inventory write-downs are established when conditions indicate that the net realizable value is less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand or reductions in selling prices. Inventory write-downs are measured as the difference between the cost of inventory and estimated net realizable value. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and the risk of lower customer demand levels. While we believe the current value of inventories represents all known and estimated changes in demand, we have experienced reduced demand for our C-Port systems and further unfavorable changes in market conditions may result in a need for additional inventory write-downs that could adversely impact our financial results.

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

We selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The expected volatility is based on the our historical stock price. Prior to the third quarter of fiscal year 2011, since we had limited historical data on volatility of our stock, the expected volatility was based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, we considered factors such as industry, stage of life cycle, size, and financial leverage. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. Subsequent to the third quarter of fiscal year 2011, the volatility is based on our historical stock price. We estimate forfeitures in calculating the expense related to stock-based compensation. We recognize stock-based compensation expense for options and restricted stock awards using the accelerated method over the requisite service period of the award, which generally equals the vesting period of each grant. We recorded fair value-based stock-based compensation expense of $0.7 million, or $0.02 per share, $0.6 million, or $0.02 per share, and $1.2 million, or $0.06 per share, for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Results of Operations

Comparison of Fiscal Years ended June 30, 2012 and 2011

Net Revenue. Net revenue decreased $9.6 million, or 72%, to $3.7 million in fiscal year 2012 compared to $13.2 million in fiscal year 2011.

Net product sales decreased $615,000, or 16%, to $3.3 million in fiscal year 2012 compared to $3.9 million in fiscal year 2011. The decrease of product sales for the fiscal year ended June 30, 2012, was primarily attributable to both lower PAS-Port and C-Port systems sales in the United States.

For fiscal years 2012 and 2011, sales to Century,our distributor in Japan, accounted for approximately 32% and 22%, respectively, of our total product sales.

License and development revenue was $336,000 and $9.3 million in fiscal years 2012 and 2011, respectively. The license and development revenue in both years related to the License Agreement and $1.0 million of premium from the Stock Purchase Agreement with Intuitive Surgical that we entered into in August 2010.  The license and development revenue of $336,000 for fiscal year 2012 was related to the amortization of $1.0 million allocated to technology that may be developed over three years that is subject to the arrangement with Intuitive Surgical.  The license and development revenue of $9.3 million for fiscal year 2011 related to $9.0 million allocated to the license rights to technology that existed as of August 2010 and $0.3 million related to the amortization of the $1.0 million allocated to technology that may be developed over the subsequent three years.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $288,000, or 9%, to $3.6 million in fiscal year 2012 from $3.4 million in fiscal year 2011.

The increase in cost of product sales in fiscal year 2012 compared to fiscal year 2011 resulted primarily from increased fixed overhead costs per unit sold in the current year due to building an infrastructure in anticipation of the foreseeable future growth offset in part by a reduced lower of cost or market charge and lower units sold.

Our cost of product sales was 111% and 86% of our net product sales in fiscal years 2012 and 2011, respectively, due to higher fixed overhead costs per unit sold in the current year due to building an infrastructure in anticipation of the foreseeable future growth offset in part by a reduced lower of cost or market charge and lower units sold. We expect higher costs relative to product sales for the foreseeable future due to the planned commercialization of our microcutter product line.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses decreased by $275,000, or 4%, to $7.2 million in fiscal year 2012 compared to $7.5 million in fiscal year 2011.

The decrease in research and development expenses in fiscal year 2012 compared to fiscal year 2011 was attributable to lower molds and tooling expenses of $2.6 million due to the  microcutter program development activities as the molds and tooling have been assessed to have alternative future uses and so have been capitalized, in all cases primarily related to the microcutter program development activities, partially offset by an increase in salaries and benefits of $489,000 due primarily to an increase in the number of personnel, increased prototype project materials of $1.1 million, increased consulting and professional services expenses of $277,000, increased facility related and depreciation expenses of $390,000, and increased clinical trial expenses of $88,000.

We anticipate that research and development expenses will increase modestly in absolute terms in fiscal year 2013 as we continue to develop the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45 and the MicroCutter XPRESS 30.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased by $219,000, or 4%, to $6.1 million in fiscal year 2012 compared to $5.9 million in fiscal year 2011.

The net increase in selling, general and administrative expenses in fiscal year 2012 compared to fiscal year 2011 was attributable to higher salaries and benefits of $273,000 due primarily to an increase in the number of sales and marketing personnel.

We expect selling, general and administrative expenses to increase slightly in absolute terms in fiscal year 2013 as we increase the number of individuals in sales and marketing.

Interest Income. Interest income decreased $9,000, or 43%, to $12,000 for fiscal year 2012 from $21,000 for fiscal year 2011. The decrease in interest income in fiscal year 2012 was primarily attributable to lower overall market interest rates for the fiscal year.

Interest Expense. Interest expense increased $257,000 to $268,000 for fiscal year 2012 from $11,000 in fiscal year 2011. The increase in interest expense was due to the interest, including the accretion of debt discount, on our note payable to Century, which we issued in September and December 2011.  We expect interest expense to increase in future periods as the note payable is scheduled to mature on September 30, 2016, and the debt discount is accreted using the effective interest method.

Comparison of Fiscal Years ended June 30, 2011 and 2010

Net Revenue. Net revenue increased $9.3 million, or 233%, to $13.2 million in fiscal year 2011 compared to $4.0 million in fiscal year 2010.

Net product sales increased $125,000, or 3%, to $3.9 million in fiscal year 2011 compared to $3.8 million in fiscal year 2010. The increase of product sales for the fiscal year ended June 30, 2011, was primarily attributable to both higher quantities of PAS-Port and C-Port systems sales in the United States.

For fiscal years 2011 and 2010, sales to Century,our distributor in Japan, accounted for approximately 22% and 23%, respectively, of our total product sales.

License and development revenue was $9.3 million and $124,000 in fiscal years 2011 and 2010, respectively. The license and development revenue of $9.3 million for fiscal year 2011 was related to the License Agreement and $1.0 million premium from the Stock Purchase Agreement with Intuitive Surgical that we entered into in August 2010.  The license and development revenue of $124,000 for the fiscal year 2010 was for development activities on the patent foramen ovale, or PFO, project with Cook Incorporated under the license, development and commercialization agreement that we entered into in June 2007, as amended. On January 6, 2010, we and Cook mutually agreed to suspend work on the PFO project. Our revenue-generating development activities related to the Cook Vascular Closure Device were completed in fiscal year 2009, and there was no revenue recognized for the fiscal year ended June 30, 2011 or 2010, related to that agreement.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $337,000, or 9%, to $3.4 million in fiscal year 2011 from $3.7 million in fiscal year 2010.

The decrease in cost of product sales in fiscal year 2011 compared to fiscal year 2010 resulted primarily from the release of inventory reserves for excess product sold through and a reduced lower of cost or market charge in the 2011 fiscal year.

Our cost of product sales was 86% and 98% of our net product sales in fiscal years 2011 and 2010, respectively, due to the release of inventory reserves for excess product sold through and a reduced lower of cost or market charge in the 2011 fiscal year.

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

Income Tax Benefit. Under the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009, or the Acts, signed into law in July 2008 and February 2009, respectively, taxpayers can claim a refundable alternative minimum tax or research and development credit if they forego bonus depreciation on certain qualified fixed assets placed in service between April 2009 and December 2010. We computed and recognized credits based on fixed assets placed into service in our fiscal year ended June 30, 2010. We recorded an income tax benefit of $31,000 in fiscal year 2010, for the U.S. federal refundable credits as provided by the Acts.

Income Taxes

Due to uncertainty surrounding the realization of our deferred tax assets through future taxable income, we have provided a full valuation allowance, and no benefit has been recognized for our net operating losses and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2012 and 2011, to reflect these uncertainties.  At June 30, 2012, we had unrecognized tax benefits of $756,000, which would not currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance.

As of June 30, 2012, we had net operating loss carry-forwards to reduce future taxable income, if any, of approximately $121.4 million for federal income tax purposes and $89.3 million available to reduce future taxable income, if any, for state income taxes. The net operating loss carry-forwards begin to expire in the fiscal year 2013. We also had federal and state research and development credit carry-forwards of approximately $0.9 million and $2.9 million, respectively, at June 30, 2012. The federal credits begin to expire in fiscal year 2021 if not utilized. The California state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credits begin to expire in fiscal year 2024. We have completed a study of our tax attributes under Section 382 of the Internal Revenue Code of 1986 through June 30, 2010, which resulted in significant limitations on our net operating loss and credit carry-forwards prior to utilization. The related reductions are reflected in the carry-forward amounts discussed above. However, the Company issued additional shares in the fiscal years 2011 and 2012 that may have triggered another ownership change. A Section 382 study to determine the impact of these issuances has not been performed. If a change in ownership was triggered, the net operating loss carry-forwards and credit carry-forwards included in the deferred tax assets could be limited.

Liquidity and Capital Resources

As of June 30, 2012, our accumulated deficit was $137.4 million and we had cash, cash equivalents  and short-term investments of $14.6 million. We currently invest some of our cash, cash equivalents and short-term investments in money market funds, corporate debt and government loan securities. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements.

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

On September 2, 2011, we entered into a Distribution Agreement with Century, with respect to distribution of our planned microcutter products in Japan.  Additionally, under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due five years after the first draw by us under the agreement, subject to certain conditions. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

We have drawn the full $4.0 million available to us under the Distribution Agreement. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt.  This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan.

On August 3, 2011, we entered into the ATM Agreement with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement.  As of June 30, 2012, we had received net proceeds of $85,100 from the placement of an aggregate of 31,494 shares of common stock through MLV. We are subject to limitations on the amount that we may sell under our shelf registration statement, and therefore that we may sell pursuant to the ATM Agreement.

On December 14, 2010, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock, or the Purchase Shares, over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to Aspire Capital the Commitment Shares. The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.  As of June 30, 2012, a total of 1,645,567 shares of common stock (including the 295,567 Commitment Shares) have been issued to Aspire Capital pursuant to the Purchase Agreement.  As of June 30, 2012, we have received $4.4 million from the sale of 1,350,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement.

On November 11, 2010, we entered into an amendment, or Lease Amendment, to our facility lease. Pursuant to the Lease Amendment, the term of the lease is extended four years, through August 31, 2015, and we were granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises. In addition, under the Lease Amendment, we were granted an option to further extend the lease for a period of two years beyond August 31, 2015, or the Option Term, and the method of determination of the annual rent payable by us during the Option Term was set forth in the Lease Amendment. Under the operating lease we were required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheets as of June 30, 2012, related to this letter of credit.

Summary cash flow data is as follows:

	Fiscal Year Ended June 30,
	2012	2011	2010
	(In thousands)
Net cash used in operating activities	$(9,718)	$(1,071)	$(7,731)
Net cash used in investing activities	(7,234)	(1,581)	(365)
Net cash provided by financing activities	17,592	3,923	9,329

Net cash used in operating activities for fiscal years 2012, 2011 and 2010 was $9.7 million, $1.1 million and $7.7 million, respectively. Our net use of cash for fiscal year 2012 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges of $875,000 and approximately $858,000 of depreciation and amortization expenses partially offset by an increase in accounts payable and other accrued liabilities of $324,000, a decreased inventories of $264,000, and an increase in deferred revenue of $1.3 million resulting from granting Japanese distribution rights for our microcutter product line to Century. Our net use of cash for fiscal year 2011 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges of $580,000 and approximately $711,000 of depreciation and amortization expenses, partially offset by decreased inventories of $291,000, and increased deferred revenue of $711,000 due to the Intuitive Surgical arrangement.  Our net use of cash for fiscal year 2010 was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges of $1.2 million and approximately $836,000 of depreciation and amortization expenses, partially offset by decreased inventories of $764,000.

Net cash used in investing activities of $7.2 million for fiscal year 2012 reflects purchases of property and equipment of $ 2.5 million as well as net purchases of short-term investments of $4.7 million. Net cash used in investing activities of $1.6 million for fiscal year 2011 reflects purchases of property and equipment  as well as net purchases of short-term investments of $1.5 million.

Net cash provided by financing activities of $17.6 million for fiscal year 2012 was due primarily to the net proceeds of $13.9 million received from our common stock offering in February 2012, the net proceeds from the issuance of a note payable to Century of $2.4 million and aggregate net proceeds of $1.2 million received from the sale of shares of common stock to Aspire Capital and through MLV. Net cash provided by financing activities of $3.9 million for fiscal year 2011 was due primarily to the net proceeds received from sales of shares of common stock to Intuitive Surgical of $2.0 million, the sale of shares of common stock to Aspire Capital of $3.1 million and proceeds from the exercise of options of $240,000 offset  in part by the $1.4 million repayment of notes payable to Century.  Net cash provided by financing activities of $9.3 million for fiscal 2010 was due primarily to $9.9 million of net proceeds received from sales of shares of common stock and warrants to purchase shares of common stock in September 2009, offset in part by $600,000 of notes payable to Century that were repaid in April 2010.

We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013, excluding the repayment of the $4.0 million debt principal outstanding. We would be able to extend this time period to the extent that we decrease our planned expenditures, or access additional capital under our Purchase Agreement with Aspire, or under the ATM Agreement with MLV. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our European clinical trial and the process for obtaining FDA approval for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

•	European market acceptance of our MicroCutter XCHANGE 30 which we anticipate launching in the second half of calendar year 2012;

•
the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

•	market acceptance and adoption of our current products or future products that we may commercialize;

•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof;

•	the extent to which we access additional capital under the Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV; and

•	the effects of competing technological and market developments.

While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark in March 2012, following the completion of design verification. We intend to continue to develop both of these microcutter products.  We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through our Purchase Agreement with Aspire Capital or our ATM Agreement with MLV, public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of March 31, 2013, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at June 30, 2012, were as follows (in thousands):

Contractual Obligations:	Total	7/1/2012 - 6/30/2013	7/1/2013 - 6/30/2015	7/1/2015 - 6/30/2017
Operating lease obligations	$2,070	$613	$1,339	$118
Note payable, including interest	4,850	200	400	4,250
Total	$6,920	$813	$1,739	$4,368

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) – Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements, particularly for level 3 fair value measurements. ASU No. 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011, and must be applied prospectively. We do not expect the guidance will have a material impact on our results of operations or financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The updated guidance amends the FASB Accounting Standards Codification (“Codification”) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both alternatives, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 will be applied retrospectively. ASU No. 2011-05 is effective for annual reporting periods beginning after December 15, 2011, with early adoption permitted, and will be applied retrospectively. We do not expect that the adoption of this amendment will have a material impact on the presentation of comprehensive income within our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The updated guidance permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit’s fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed in annual reporting periods beginning after December 15, 2011, with early adoption permitted. We do not expect the revised guidance to impact our results of operations or financial condition.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had cash, cash equivalents  and short-term investments of $14.6 million at June 30, 2012. These amounts were invested primarily in money market funds and marketable securities and are held for working capital purposes. The marketable securities were invested primarily in corporate debt securities, commercial papers, and certificates of deposits. We do not enter into investments for trading or speculative purposes. We believe we do not have material exposure to changes in fair value as a result of changes in interest rates. Declines in interest rates, however, will reduce future investment income.

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

Quarterly Financial Data

Fiscal Year 2012:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)
Total net revenue	$870	$912	$953	$946
Gross profit (loss) on product sales	(60)	(267)	(117)	80
Net loss	(3,055)	(3,186)	(3,722)	(3,612)
Basic and diluted net loss per common share	(0.11)	(0.12)	(0.12)	(0.10)
Shares used in computing basic and diluted net loss per common share	26,806	27,095	31,880	36,408

Fiscal Year 2011:
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(Unaudited, in thousands, except per share data)
Total net revenue	$10,042	$1,194	$954	$1,053
Gross profit on product sales	51	133	253	102
Net income (loss)	6,223	(3,333)	(3,575)	(2,832)
Basic net income (loss) per common share	0.25	(0.13)	(0.14)	(0.11)
Diluted net income (loss) per common share	0.24	(0.13)	(0.14)	(0.11)
Shares used in computing basic net income (loss) per common share	24,632	25,396	25,914	26,545
Shares used in computing diluted net income (loss) per common share	26,000	25,396	25,914	26,545

See Item 15, below, for our audited financial statements and related notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2012.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012, based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2012 annual meeting of stockholders, or 2012 Proxy Statement, which information is hereby incorporated by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2012 Proxy Statement, which information is hereby incorporated by reference. A copy of our code of business conduct and ethics can be found on our website, www.cardica.com in the section titled “Investors/Media” under the subsection titled “Corporate Governance”. The contents of our website are not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2012 Proxy Statement, which information is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

The information required by this item will be set forth in our 2012 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

Equity Compensation Plan Information

Information concerning our equity compensation plans will be set forth in our 2012 Proxy Statement under the caption “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be set forth in our 2012 Proxy Statement under the captions “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be set forth in our 2012 Proxy Statement under the caption “Principal Accountant Fees and Services” and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

Cardica, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Cardica, Inc.

We have audited the accompanying balance sheets of Cardica, Inc. as of June 30, 2012 and 2011, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardica, Inc. at June 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, Cardica, Inc.’s working capital and recurring losses from operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans as to these matters also are described in Note 1.  The financial statements for the year ended June 30, 2012, do not include any adjustments that might result from the outcomes of this uncertainty.

/s/ Ernst & Young LLP

Redwood City, California
September 28, 2012

Cardica, Inc.
BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$8,472	$7,832
Short-term investments	6,173	1,493
Accounts receivable	299	327
Inventories	576	840
Prepaid expenses and other current assets	214	160
Total current assets	15,734	10,652
Property and equipment, net	2,304	714
Restricted cash	104	104
Total assets	$18,142	$11,470
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$862	$618
Accrued compensation	410	530
Other accrued liabilities	408	289
Current portion of deferred revenue	738	738
Total current liabilities	2,418	2,175
Deferred revenue, net of current portion	1,652	376
Note payable	2,532	—
Other non-current liabilities	180	57
Total liabilities	6,782	2,608
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value: 5,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and 2011	—	—
Common stock, $0.001 par value: 65,000,000 shares authorized; 36,511,388 and 26,635,115 shares issued and outstanding at June 30, 2012 and 2011, respectively	37	27
Additional paid-in capital	149,348	133,281
Treasury stock at cost (66,227 shares at June 30, 2012 and 2011)	(596)	(596)
Accumulated other comprehensive loss	(5)	(1)
Accumulated deficit	(137,424)	(123,849)
Total stockholders’ equity	11,360	8,862
Total liabilities and stockholders’ equity	$18,142	$11,470

See accompanying notes to financial statements.

Cardica, Inc.
STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2012	2011	2010
Net revenue
Product sales, net	$3,274	$3,889	$3,764
License and development revenue	336	9,277	124
Royalty revenue	71	77	93
Total net revenue	3,681	13,243	3,981

Operating costs and expenses
Cost of product sales	3,638	3,350	3,687
Research and development	7,220	7,495	5,437
Selling, general and administrative	6,139	5,920	5,734
Total operating costs and expenses	16,997	16,765	14,858

Loss from operations	(13,316)	(3,522)	(10,877)

Interest income	12	21	35
Interest expense	(268)	(11)	(112)
Other income (expense), net	(3)	(5)	(1)
Net loss before income tax benefit	(13,575)	(3,517)	(10,955)
Income tax benefit	—	—	31
Net loss	$(13,575)	$(3,517)	$(10,924)

Basic and diluted net loss per common share	$(0.44)	$(0.14)	$(0.50)
Shares used in computing basic and diluted net loss per common share	30,547	25,620	21,927

See accompanying notes to financial statements.

Cardica, Inc.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Stock	loss	Deficit	Equity
Balance at June 30, 2010	24,005,813	24	127,381	(596)	—	(120,332)	6,477
Issuance of common stock upon exercise of employee stock options for cash	137,019	—	240	—	—	—	240
Issuance of common stock upon release of restricted share units	47,175	—	—	—	—	—	—
Sale of common stock, net of financing costs of $215	2,445,108	3	5,080	—	—	—	5,083
Stock-based compensation expense	—	—	580	—	—	—	580
Comprehensive loss:
Net loss	—	—	—	—	—	(3,517)	(3,517)
Net change in unrealized loss on marketable securities	—	—	—	—	(1)	—	(1)
Comprehensive loss	—	—	—	—	—	—	(3,518)
Balance at June 30, 2011	26,635,115	27	133,281	(596)	(1)	(123,849)	8,862
Issuance of common stock upon exercise of employee stock options for cash	163,438	—	134	—	—	—	134
Issuance of common stock upon release of restricted share units	60,500	—	—	—	—	—	—
Sale of common stock, net of financing costs of $1.2 million	9,652,335	10	15,058	—	—	—	15,068
Stock-based compensation expense	—	—	875	—	—	—	875
Comprehensive loss:
Net loss	—	—	—	—	—	(13,575)	(13,575)
Net change in unrealized loss on marketable securities	—	—	—	—	(4)	—	(4)
Comprehensive loss	—	—	—	—	—	—	(13,579)
Balance at June 30, 2012	36,511,388	37	149,348	(596)	(5)	(137,424)	11,360

See accompanying notes to financial statements.

Cardica, Inc.
STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended June 30,
	2012	2011	2010
Operating activities
Net loss	$(13,575)	$(3,517)	$(10,924)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	858	711	836
Loss on disposal or retirement of property and equipment	102	—	53
Amortization of deferred stock-based compensation expense	—	—	21
Stock-based compensation expense on grants of stock awards to non-employees	134	22	31
Stock-based compensation expense on grants of stock awards to employees	741	558	1,158
Non cash interest expense	142	—	—
Changes in assets and liabilities
Accounts receivable	28	49	248
Prepaid expenses and other current assets	(54)	71	98
Inventories	264	291	764
Restricted cash	—	50	156
Accounts payable and other accrued liabilities	324	(80)	(175)
Accrued compensation	(120)	90	121
Deferred revenue	1,276	711	(124)
Other non-current liabilities	162	(27)	6
Net cash used in operating activities	(9,718)	(1,071)	(7,731)
Investing activities
Purchases of property and equipment	(2,550)	(87)	(365)
Proceeds from maturities of short-term investments	6,445	—	—
Purchases of short-term investments	(11,129)	(1,494)	—
Net cash used in investing activities	(7,234)	(1,581)	(365)
Financing activities
Proceeds from sales of common stock, net of issuance costs	15,068	5,083	9,918
Proceeds from issuance of (repayment of) notes payable	2,390	(1,400)	(600)
Proceeds from issuance of common stock pursuant to the exercise of stock options	134	240	11
Net cash provided by financing activities	17,592	3,923	9,329
Net increase in cash and cash equivalents	640	1,271	1,233
Cash and cash equivalents at beginning of period	7,832	6,561	5,328
Cash and cash equivalents at end of period	$8,472	$7,832	$6,561
Supplemental disclosure of cash flow information
Cash paid for interest	$77	$11	$118
Supplemental disclosure of non-cash activities:
Common stock issued in connection with entering into a common stock purchase agreement	$—	$966	$—

See accompanying notes to financial statements.

Cardica, Inc.
Notes to Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Cardica, Inc. ( the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc.  Historically, the Company’s business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. The Company has re-focused its business on the development of an endoscopic microcutter product line intended for use by thoracic, bariatric, colorectal and general surgeons. The Company is developing a microcutter product line based on its proprietary “staple-on-a-strip” technology, which expands its commercial opportunity into additional surgical markets.  The Company’s planned microcutter product line consists of the MicroCutter XCHANGE™ 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, the MicroCutter XCHANGE™ 45, a planned cartridge based microcutter device with a 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter XPRESS™ 30, the true multi-fire endolinear stapling device, the MicroCutter FLEXCHANGE™ 30, a planned cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, the MicroCutter XPRESS™ 45, a planned multi-fire endolinear microcutter device with a 45 millimeter staple line, and the MicroCutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets

The Company completed the design verification for and applied Conformité Européenne or the CE Mark, to the MicroCutter XCHANGE 30 in March 2012.  The Company initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011, began enrolling patients in a European clinical trial.  The Company suspended its clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011, and recommenced enrollment in the clinical trial with its MicroCutter XCHANGE 30 in July 2012.  Prior to recommencing the clinical trial of the MicroCutter XCHANGE 30, the Company introduced this product to surgeons in Europe to validate the adequate function of the MicroCutter XCHANGE 30.

Need for Additional Capital

The Company has incurred cumulative net losses of $137.4 million through June 30, 2012, negative cash flows from operating activities and expects to incur losses for the next several years. Management plans to continue to finance the Company’s operations with equity or debt issuances or through collaboration arrangements. There is no guarantee that such funding will be available to the Company on acceptable terms, or at all, or that such funding will be received in a timely manner, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development or commercialization programs. There is no guarantee that the Company will be able to reduce its expenditures without materially and adversely affecting the business.

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

Available-for-Sale Securities

Available-for-sale securities consist primarily of corporate debt securities, commercial papers, and certificates of deposits, and, by the Company's investment policy, restrict exposure to any single corporate issuer by imposing concentration limits.  Although maturities may extend beyond one year, it is management's intent that these securities are available for use in current operations, and therefore, they are classified as short-term.

The Company held investments in marketable securities as of June 30, 2012 and June 30, 2011, with maturity dates of less than one year. The Company records its marketable securities at fair value and classifies them as available-for-sale. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. Unrealized gains or losses on available-for-sale securities are classified as other comprehensive income or loss and reported as a separate component of stockholders’ equity until realized.

Short-term investments are summarized as follows (in thousands):

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,246	$—	$(3)	$4,243
Commercial papers	1,000	—	(1)	999
Certificates of deposits	932	—	(1)	931

Total	$6,178	$—	$(5)	$6,173

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,244	$—	$(1)	$1,243
Federal agency bond	250	—	—	250

Total	$1,494	$—	$(1)	$1,493

Restricted Cash

Under an operating lease for its facility in Redwood City, California, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit for the amount of $100,000 at June 30, 2012 and same at June 30, 2011, has been recorded as restricted cash in the accompanying balance sheets, related to the letter of credit (see Note 5).

A certificate of deposit of $4,000 at June 30, 2012 and 2011, has been recorded as restricted cash in the accompanying balance sheets related to the deposit on the Company’s merchant credit card.

Concentrations of Credit Risk and Certain Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments and accounts receivable. The Company places its cash and cash equivalents and short-term investments with high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by the institutions holding the cash and cash equivalents and short-term investments securities to the extent of the amounts recorded on the balance sheet.The Company sells its products to hospitals in the U.S. and Europe and to distributors in Japan and Saudi Arabia that resell the products to hospitals. The Company does not require collateral to support credit sales. The Company has had no credit losses to date.

The following table illustrates total net revenue from the geographic location in which the Company’s customers are located.

	Fiscal Year Ended June 30,
	2012	2011	2010
United States	59%	89%	63%
Japan	29%	7%	23%
Europe	12%	4%	13%
Rest of world	—	—	1%

The following table illustrates concentrations of credit risk for the periods presented.

	Percent of Total Net Revenue for Fiscal Year Ended June 30,			Percent of Total Accounts Receivable as of June 30,
	2012	2011	2010	2012	2011
Century Medical	29%	7%	22%	30%	—
Cook Incorporated	—	—	3%	—	—

As of June 30, 2012, the Company had accounts receivable balances due from two customers in amounts in excess of 10% of its total accounts receivable balance.  The Company does not believe the accounts receivable from these customers represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows.  Through June 30, 2012, there have been no indications of impairment; therefore, the Company has recorded no such losses.

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

The Company adopted ASU No. 2009-13, which addresses the accounting for multiple-element arrangements, on July 1, 2010, as required. The guidance was adopted on a prospective basis and so is effective for all new or materially modified multiple-element arrangements that the Company enters into subsequent to July 1, 2010. This guidance removes the requirement for objective and reliable evidence of fair value of the undelivered items in order to separate a deliverable into a separate unit of accounting. It also changes the allocation method such that the relative-selling-price method must be used to allocate arrangement consideration to the units of accounting in an arrangement.

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

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2012.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting purposes. All of the Company’s operations are in the United States and all of its long-lived assets are maintained in the United States.

Comprehensive Loss

Comprehensive loss comprises net loss and unrealized holding gains and losses on available-for-sale securities, if any, as follows (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Net loss	$(13,575)	$(3,517)	$(10,924)
Change in unrealized gain (loss) on investments	(4)	(1)	—
Comprehensive loss	$(13,579)	$(3,518)	$(10,924)

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2012	2011	2010
Numerator:
Net loss	$(13,575)	$(3,517)	$(10,924)

Denominator:
Weighted-average common shares outstanding	30,547	25,620	21,935
Less: Weighted-average non-vested restricted stock awards	—	—	(8)
Denominator for basic and diluted net loss per common share	30,547	25,620	21,927
Basic and diluted net loss per common share	$(0.44)	$(0.14)	$(0.50)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation for the fiscal years ended June 30, 2012 and 2011, because their effect would be antidilutive (in thousands):

	As of June 30,
	2012	2011
Options to purchase common stock	3,854	3,381
Non-vested restricted stock units and awards	46	21
Warrants	3,991	4,646
	7,891	8,048

Stock-Based Compensation

Stock-based compensation expense related to employee and director share-based compensation plans, including stock options and restricted stock units, is measured on the grant date, based on the fair value-based measurement of the award and is recognized as an expense over the requisite service period which generally equals the vesting period of each grant. The Company recognizes compensation expense using the accelerated method.

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Fiscal Year Ended June 30,
	2012			2011			2010
Risk-free interest rate	0.58%	–	0.83%	0.89%	–	2.17%	1.49%	–	2.35%
Dividend yield		–			–			–
Weighted-average expected life (years)	3.8	–	4.6	3.8	–	4.6	3.5	–	4.6
Volatility	86%	–	93%	73%	–	92%	68%	–	81%

The expected term of options granted is determined using the “simplified” method. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. Prior to the third quarter of fiscal year 2011, since the Company had limited historical data on volatility of its stock, the expected volatility was based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.7 million, or $0.02 per share, $0.6 million, or $0.02 per share, and $1.2 million, or $0.06 per share for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.8 million at June 30, 2012, and is expected to be recognized over a weighted average period of 2.4 years.

Included in the statement of operations is the following non-cash stock-based compensation expense for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Cost of product sales	$82	$56	$178
Research and development	162	137	329
Selling, general and administrative	631	387	703
Total	$875	$580	$1,210

Note 2. Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

      The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,805	$—	$—	$6,805
Commercial papers	—	500	—	500
Short-term investments:
Corporate debt securities	—	4,243	—	4,243
Commercial papers	—	999	—	999
Certificates of deposits	—	931	—	931

Total assets at fair value	$6,805	$6,673	$—	$13,478

	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,016	$—	$—	$4,016
Short-term investments:
Corporate debt securities	—	1,243	—	1,243
Federal agency bond	—	250	—	250

Total assets at fair value	$4,016	$1,493	$—	$5,509

Funds held in money market instruments, are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities, commercial papers, federal agency bonds and certificates of deposits are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

As of June 30, 2012, the Company’s material financial assets and liabilities not carried at fair value except for its note payable, including its trade accounts receivable and accounts payable, are reported at their current carrying values which approximate fair value given the short term nature of these instruments that have maturity dates of less than one year. As of June 30, 2012, the Company’s note payable was reported at their current its carrying value which approximates fair value based on Level 3 measurement involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2012	June 30, 2011
Raw materials	$170	$341
Work in progress	128	112
Finished goods	278	387
Total	$576	$840

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,
	2012	2011
Computer hardware and software	$62	$508
Office furniture and equipment	27	164
Machinery and equipment	3,630	5,663
Leasehold improvements	163	567
Construction in process	401	18
	4,283	6,920
Less: accumulated depreciation and amortization	(1,979)	(6,206)
Total	$2,304	$714

Note 5. Commitments and Contingencies

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in the fiscal year ended June 30, 2012.  The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheet as of June 30, 2012 and June 30, 2011, related to the letter of credit.

Future minimum lease payments under the non-cancelable operating leases having initial terms of a year or more as of  June 30, 2012, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2013	613
2014	649
2015	690
2016	118
Total minimum lease payments	$2,070

Rent expense for fiscal years 2012, 2011 and 2010, was $646,000, $735,000 and $832,000, respectively.

Note 6. Distribution, License, Development and Commercialization Agreements

Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, under the agreement, subject to certain conditions. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, the Company would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cashflows using a discount rate of 18%, which the Company estimated a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device. The Company’s significant deliverables under the arrangement were the license rights and the associated development activities. These deliverables were determined to represent one unit of accounting as there was no standalone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received no payments in the fiscal years ended June 30, 2012 and 2011. The Company recorded $124,000 as development revenue under the agreement in the fiscal year ended June 30, 2010, Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $403,000 under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2012. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

Intuitive Surgical

On August 16, 2010, the Company entered into a license agreement with Intuitive Surgical Operations, Inc., or Intuitive Surgical,  (the “License Agreement”) pursuant to which the Company granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use the Company’s intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million. The Company is also eligible to receive a contingent payment related to achieving a certain sales volume. Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy. Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and except in the case of termination for the Company’s uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well. Under the License Agreement, Intuitive Surgical has rights to improvements in the Company’s technology and intellectual property over a specified period of time.

The Company adopted ASU No. 2009-13, which addresses the accounting for multiple-element arrangements, on July 1, 2010, on a prospective basis. Under this guidance, the Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical (see Note 8) were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the fiscal year ended June 30, 2011, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the fiscal years ended June 30, 2012 and June 30, 2011, related to this arrangement were $336,000 and $9.3 million, respectively, and as of June 30, 2012, $376,000 of deferred revenue related to this arrangement.

Note 7. Notes Payable

In June 2003, the Company entered into, and in March 2007 amended, a distribution agreement with Century Medical, Inc. (“Century"). Also in June 2003, the Company issued a subordinated note to Century in the amount of $3.0 million due in June 2008 bearing 5% interest per annum. In March 2007, Century and the Company restructured the note payable such that the note was no longer subordinate, the Company paid $1.0 million in April 2007 and the remaining $2.0 million of the note payable was due in June 2010.  On April 1, 2010, the Company entered into the Note Agreement Amendment, under which the Company made a principal payment of $600,000 to Century in April 2010, with the remaining $1.4 million principal amount owed to Century becoming due on June 17, 2011, which was one year later than the maturity date prior to the Note Agreement Amendment. On August 17, 2010, the Company repaid the remaining $1.4 million principal balance and interest due to Century.

In connection with the Distribution Agreement with Century (see Note 6), the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million, which amount was received in the fiscal year ended June 30, 2012.  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. This note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $1.6 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property, until the note is repaid. There are no covenants associated with this debt.

The Company made interest payments of $77,000, $11,000 and $118,000 in the fiscal years ended June 30, 2012, 2011 and 2010, respectively. The interest payable at June 30, 2012 and June 30, 2010, was $50,000 and $14,000, respectively, and included in other accrued liabilities in the accompanying balance sheets.

Note 8. Stockholders’ Equity

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

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of the Company’s common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement which may be effected by either MLV or the Company at any time upon 10 days’ notice to the other party. As of June 30, 2012, the Company received net proceeds of $85,100 from the sale of an aggregate of 31,494 shares of common stock through MLV.

On August 16, 2010, the Company entered into a Stock Purchase Agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from the Company an aggregate of 1,249,541 newly-issued shares of the Company’s common stock (the “Stock Issuance”). The net proceeds recorded to stockholders’ equity based upon the fair value of the common stock on August 16, 2010, were approximately $2.0 million after offering expenses. See Note 6, Distribution, License, Development and Commercialization Agreements, for a discussion of the accounting treatment of the premium paid of $1.0 million, which is the amount Intuitive Surgical paid above the fair market value of the Company’s stock on the date of the agreement. There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance. Under the associated Registration Rights Agreement between the Company and Intuitive Surgical, the Company was required to meet certain obligations with respect to (1) filing a registration statement with the Securities and Exchange Commission pertaining to all common stock issued to Intuitive Surgical, and (2) using its reasonable best efforts to cause the registration statement to be declared effective within a specified number of days after filing the registration statement. The Company filed a registration statement related to the stock issued to Intuitive Surgical, and it was declared effective within the timeframes specified in the Registration Rights Agreement. If such registration statement ceases for any reason to be effective for a specified number of days within a given period of time, the Company is required to pay to Intuitive Surgical (or the holder of the shares subject to the rights, if such rights have been transferred), as liquidated damages and not as a penalty, an amount in cash equal to 1% of the aggregate purchase price paid pursuant to the Stock Purchase Agreement for the shares then held by Intuitive Surgical or holder, as applicable. Such amount must be paid within a specified period of time following the occurrence of an event triggering the requirement to make a payment and on each monthly anniversary thereafter until such event is cured. There is no specified maximum amount to be paid under these provisions. The Company has assessed the likelihood of making any such liquidated damages payments to Intuitive Surgical as remote and has not recorded any contingent liability related to these potential payments.

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

For the fiscal year ended June 30, 2012, the Company received $1.1 million from the sale of 450,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement.  For the fiscal year ended June 30, 2011, the Company received $3.3 million from the sale of 900,000 shares of common stock to Aspire Capital pursuant to the Purchase Agreement. As of June 30, 2012, a total of 1,645,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. Upon issuance the Company can determine the number of shares constituting any series and the designation of such series and the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. There was no preferred stock outstanding as of June 30, 2012 or 2011.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

June 30, 2012
Stock options and RSUs outstanding	3,900,171
Shares available for grant under stock option plan	865,433
Warrants for common stock	3,991,205
8,756,809
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

Stock awards granted under the 2005 Plan may either be incentive stock options, nonstatutory stock options, stock bonuses or rights to acquire restricted stock. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant, as determined by the Board of Directors, and nonstatutory options may be granted to employees, directors or consultants at exercise prices of no less than the fair value. If, at the time the Company grants an option, the awardee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the Board of Directors. Options expire no more than 10 years after the date of grant, or earlier if employment is terminated.

Common stock options may include a provision whereby the holder, while an employee, director or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at its option and at a price equal to the original purchase price of the stock. The Company does not consider the stock issued upon exercise of an unvested stock option substantively exercised, and the cash paid for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized by the Company as a liability. As the underlying shares vest, the deposit liability is reclassified as equity. As of June 30, 2012 and 2011, no such shares are subject to the Company’s right of repurchase and excluded from stockholders’ equity.

Award activity under all Plans is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share
Balance at June 30, 2010	794,135	3,061,926	$2.63
Shares reserved	500,000	—	—
Options granted	(504,900)	504,900	2.15
Options exercised	—	(137,019)	2.42
Options forfeited	48,069	(48,069)	2.83
Balance at June 30, 2011	837,304	3,381,738	$2.59
Shares reserved	750,000	—	—
Restricted stock awards granted	(86,000)	—	—
Options granted	(899,400)	899,400	2.13
Options exercised	—	(163,438)	2.01
Options forfeited	263,529	(263,529)	2.86
Balance at June 30, 2012	865,433	3,854,171	$2.53

The following table summarizes information about options outstanding, vested and exercisable at June 30, 2012:

Options Outstanding				Options exercisable
Exercise Prices	Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number of Shares		Weighted Average Exercise Price per Share
				$		$
$1.21 – $2.85	3,312,671	4.65	1.73		1,917,731		1.68
$2.86 – $4.60	81,083	4.46	3.80		56,727		3.84
$4.61 – $7.74	144,313	1.99	6.14		144,313		6.14
$7.75 - $9.75	316,104	3.23	8.95		311,624		8.95

Total outstanding	3,854,171	4.43	$2.53		2,430,395		$2.93
Options vested and expected to vest	3,703,684	4.37	$2.55

The weighted average remaining contractual life for all currently exercisable options as of June 30, 2012, was 3.8 years. The aggregate intrinsic value as of June 30, 2012, of all outstanding options was $1,116,000, options vested and expected to vest was $1,093,000 and options exercisable was $769,000.  The aggregate intrinsic value as of June 30, 2011, of all outstanding options was $3,334,000, options vested and expected to vest was $3,141,000 and options exercisable was $1,594,000.

The weighted-average estimated grant date fair value of options granted to employees and directors during fiscal years 2012, 2011 and 2010 was $1.45, $1.27 and $0.70 per share, respectively. The intrinsic value of all options exercised during fiscal years 2012, 2011 and 2010 was $122,000, $91,000 and $4,000, respectively. The fair value of all stock options actually vesting in fiscal years 2012, 2011 and 2010 was $734,000, $706,000 and $594,000, respectively.

Restricted Stock Units and Awards

The following table summarizes information about restricted stock activity.
Shares
Non-vested restricted stock at June 30, 2010	46,425
Awarded	—
Vested	(25,675)
Forfeited	(250)
Non-vested restricted stock at June 30, 2011	20,500
Awarded	86,000
Vested	(60,500)
Forfeited	—
Non-vested restricted stock at June 30, 2012	46,000

The aggregate intrinsic value as of June 30, 2012, of all non-vested restricted stock awards was $86,000, awards expected to vest was $81,000.

The estimated grant date fair value of awards granted during fiscal years 2012 and 2010, was $1.82 and $1.90 per share, respectively. No restricted stock awards were granted in fiscal year 2011.  The intrinsic value of all awards granted during fiscal years 2012 and 2010 was $80,000 and $29,000, respectively. The fair value of all stock awards actually vesting in fiscal years 2012, 2011 and 2010 was $73,000, $189,000 and $218,000, respectively.

The fair value of each restricted stock award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units and awards is recognized over the requisite service period as adjusted for estimated forfeitures.

Warrants

The Company has outstanding warrants to purchase common stock that are all exercisable at June 30, 2012, as follows:

Shares	Exercise Price Per Share	Expiration
3,991,205	$1.45	September 2014

Note 9. Income Taxes

Under the Housing and Economic Recovery Act of 2008 and the American Recovery and Reinvestment Act of 2009 (the “Acts”), signed into law in July 2008 and February 2009, respectively, taxpayers can claim refundable AMT or research and development credit if they forego bonus depreciation on certain qualified fixed assets placed in service between April 2008 and December 2009. The Company computed and recognized a credit based on fixed assets placed into service in the fiscal years ended June 30, 2010 and 2009. The Company recorded an income tax benefit of $31,000 in the fiscal year ended June 30, 2010, for the U.S. federal refundable credit as provided by the Acts.

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2012	2011
Net operating loss carry-forwards	$45,884	$40,834
Research credits	2,236	2,041
Capitalized research and development expenses	27	53
Fixed asset depreciation	110	328
Other	1,077	515
Total deferred tax assets	49,334	43,771
Valuation allowance	(49,334)	(43,771)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $5.6 million, $1.5 million and $3.0 million during fiscal years ended June 30, 2012, 2011 and 2010, respectively.

As of June 30, 2012, the Company had federal net operating loss carry-forwards and research credit carry-forwards of approximately $121.4 million and $0.9 million, respectively. The net operating loss carry-forwards begin to expire in the fiscal year 2013. The federal credits begin to expire in fiscal year 2021 if not utilized. Additionally, the Company’s state net operating loss carry-forwards of approximately $89.3 million begin to expire in the fiscal year 2017 and the Company has state research credit carry-forwards of $2.9 million. The California state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credits begin to expire in fiscal year 2024.

Included in the valuation allowance balance as of June 30, 2012, is $0.3 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the Statement of Operations.

The reconciliation of income tax benefits attributable to the net loss computed at the U.S. federal statutory rates to the income tax benefit recorded (in thousands):

	Fiscal Year Ended June 30,
	2012	2011	2010
Tax benefit at U.S. statutory rate	$(4,648)	$(1,184)	$(3,725)
Loss for which no tax benefit is currently recognizable	4,502	1,088	3,428
Refundable research credits	—	—	(31)
Stock based compensation	131	96	279
Other, net	15	—	18
	$—	$—	$(31)

Utilization of the net operating loss carry-forwards and credit carry-forwards may be subject to a substantial annual limitation due to the limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended ("Internal Revenue Code"), and similar state provisions. In the fiscal year ended June 30, 2010, the Company concluded a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry-forwards and credit carry-forwards attributable to periods before the change. The Company concluded that approximately $4.9 million of federal net operating loss carry-forwards, $1.5 million of federal credit carry-forwards, $122,000 of California state credit carry-forwards and approximately $19.5 million of California state net operating loss carry-forwards are significantly limited to offset future income, if any. The reductions are reflected in the carry-forward amounts included above. However, the Company issued additional shares in the fiscal years 2011 and 2012 that may have triggered another ownership change. A Section 382 study to determine the impact of these issuances has not been performed. If a change in ownership was triggered, the net operating loss carry-forwards and credit carry-forwards included in the deferred tax assets could be limited.

At June 30, 2012, the Company had unrecognized tax benefits of $756,000, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at June 30, 2009	$737
Additions based on tax positions related to current year	77
Reductions for tax positions of current year	(11)
Reductions for tax positions of prior year	(208)
Balance at June 30, 2010	595
Additions based on tax positions related to current year	92
Balance at June 30, 2011	687
Additions based on tax positions related to current year	81
Reductions for tax positions of prior year	(12)
Balance at June 30, 2012	$756

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2012. The tax years 1998 through 2012 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

Note 10. Employee Benefit Plan

In January 2001, the Company adopted a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees. Employees may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations. The Company may make discretionary contributions as determined by the Board of Directors. No amount was contributed by the Company to the plan during fiscal years ended June 30, 2012, 2011 or 2010.

Note 11. Indemnification

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third-party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third-party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum potential amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2011 or 2010, as there are no amounts currently estimable and probable of payment.

2. Financial Statement Schedules

All financial statement schedules are omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3. Exhibits

Reference is made to the Exhibit Index which follows the signature page of this Annual Report on Form 10-K, which is incorporated herein by reference here.

Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Cardica, Inc.
Registrant

September 28, 2012	/s/ Robert Y. Newell
Date	Robert Y. Newell
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bernard A. Hausen and Robert Y. Newell, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Bernard A. Hausen	President, Chief Executive Officer and Director	September 28, 2012
Bernard A. Hausen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Robert Y. Newell	Chief Financial Officer	September 28, 2012
Robert Y. Newell	(Principal Financial and Accounting Officer)

/s/ Kevin T. Larkin	Director	September 28, 2012
Kevin T. Larkin

/s/ Richard P. Powers	Director	September 28, 2012
Richard P. Powers

/s/ Jeffrey L. Purvin	Director	September 28, 2012
Jeffrey L. Purvin

/s/ John Simon	Director	September 28, 2012
John Simon, Ph.D.

/s/ William H. Younger, Jr.	Director	September 28, 2012
William H. Younger, Jr.

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation of the Registrant as currently in effect.
3.2 (16)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.
3.3 (17)	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.
3.4 (6)	Bylaws of the Registrant as currently in effect.
3.5 (1)	Specimen Common Stock certificate of the Registrant.
4.1 (12)	Form of Warrant dated September 2009.
10.1 (1)	1997 Equity Incentive Plan and forms of related agreements and documents. +
10.2 (3)	2005 Equity Incentive Plan and forms of related agreements and documents. +
10.2.1 (24)	Cardica, Inc. 2005 Equity Incentive Plan, as amended effective November 17, 2011. +
10.3 (1)	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.
10.4 (8)	Second Amendment to Office Lease Agreement, executed and delivered on December effective November 19, 2007.
10.5 (1)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003.†
10.6 (4)	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc.†
10.7 (18)	Amendment No. 2 to Distribution Agreement, dated June 13, 2007, by and between Cardica, Inc. and Century Medical, Inc. †
10.8 (18)	Amendment No. 3 to Distribution Agreement, dated January 24, 2008, by and between Cardica, Inc. and Century Medical, Inc.
10.9 (13)	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc.†
10.10 (1)	Subordinated Convertible Note Agreement with Century Medical, Inc. dated June 16, 2003, and Amendment No. 1 thereto, dated August 6, 2003.†
10.11 (4)	Amendment No. 2 to Subordinated Convertible Note Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. †
10.12 (13)	Amendment No. 3 to Subordinated Convertible Note Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. †
10.13 (4)	Amended and Restated Note issued pursuant to Amendment No. 2 to Subordinated Convertible Note Agreement with Century Medical, Inc.
10.14 (2)	Registration Rights Agreement, dated June 7, 2007, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10.15 (14)	Additional Compensation Information for named executive officers. +
10.16 (18)	Cardica, Inc. Non-Employee Director Compensation. +
10.17 (1)	Benefit Agreement with Bernard Hausen, M.D., Ph.D.+
10.18 (9)	Letter Agreement with Frederic M. Bauer+
10.19 (10)	Cardica, Inc. Change in Control and Severance Benefit Plan. +
10.20 (11)	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement. +
10.21 (5)	License, Development and Commercialization Agreement by and between the Company and Cook Incorporated, dated June 12, 2007.
10.22 (7)	Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated September 19, 2007.
10.23 (15)	Second Amendment to License, Development and Commercialization Agreement by and between Cardica, Inc. and Cook Incorporated, dated June 19, 2009.
10.24 (12)	Securities Purchase Agreement, dated September 29, 2009, by and among Cardica, Inc., and purchasers listed on the signature pages thereto.
10.25 (12)	Registration Rights Agreement, dated September 25, 2009, by and among Cardica, Inc., and the purchasers listed on the signature pages thereto.
10.26 (14)	Stock Purchase Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc.
10.27 (14)	Registration Rights Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc.
10.28 (18)	License Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. †
10.29 (21)	Consent Under Registration Rights Agreement by Intuitive Surgical Operations, Inc., dated as of December 13, 2010.

10.30 (16)	Third Amendment to Office Lease, dated November 17, 2009, by and between Cardica, Inc., and HCP LS REDWOOD CITY, LLC (f/k/a Slough Redwood City, LLC).
10.31 (17)	Fourth Amendment to Lease dated November 11, 2010
10.32 (19)	Common Stock Purchase Agreement, dated as of December 14, 2010, by and between the Company and Aspire Capital Fund, LLC.
10.32.1 (20)	Disclosure Schedule to Common Stock Purchase Agreement, dated as of December 14, 2010.
10.33 (19)	Registration Rights Agreement, dated as of December 14, 2010, by and between the Company and Aspire Capital Fund, LLC.
10.34 (21)	Additional Compensation Information for Named Executive Officer. +
10.35 (22)	At-The-Market Issuance Sales Agreement, dated August 3, 2011, by and between Cardica, Inc., and McNicoll, Lewis & Vlak LLC.
10.36 (23)	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †
10.37 (23)	Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †
10.38 (23)	Security Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †
10.39 (23)	Form of Secured Promissory Note to Century Medical
21.1 (1)	Subsidiaries of Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (included on signature page).
31.1	Certification of chief executive officer.
31.2	Certification of chief financial officer.
32.1	Section 1350 Certification.
101.INS#	XBRL Instance Document.
101.SCH# 101.CAL# 101.DEF# 101.LAB# 101.PRE#
XBRL Taxonomy Extension Schema Document.
XBRL Taxonomy Extension Calculation Linkbase Document.
XBRL Taxonomy Extension Definition.
XBRL Taxonomy Extension Labels Linkbase Document.
XBRL Taxonomy Extension Presentation Linkbase Document.

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
(2)
Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on June 13, 2007, excluding Item 3.02 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 13, 2009, and incorporated herein by reference.
(4)	Filed as exhibits to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on April 5, 2007, and incorporated herein by reference.
(5)
Filed as exhibits to the Company’s Current Report on Form 8-K, File No. 000-51772,  filed with the Securities and Exchange Commission on June 21, 2007, excluding Items 3.01 and incorporated herein by reference.

(6)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(7)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 000-51772, filed with the Securities and Exchange Commission on November 7, 2007, and incorporated herein by reference.
(8)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on December 5, 2007, and incorporated herein by reference.

(9)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q , File No. 000-51772, filed with the Securities and Exchange Commission on November 7, 2008, and incorporated herein by reference.
(10)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on February 18, 2009, and incorporated herein by reference.
(11)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on February 20, 2009, and incorporated herein by reference.
(12)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on September 29, 2009, and incorporated herein by reference.
(13)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on April 7, 2010, and incorporated herein by reference.
(14)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 20, 2010, and incorporated herein by reference.
(15)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, File No. 000-51772, filed with the Securities and Exchange Commission on September 18, 2009, and incorporated herein by reference.
(16)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 000-51772, filed with the Securities and Exchange Commission on November 15, 2010, and incorporated herein by reference.
(17)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 16, 2010, and incorporated herein by reference.
(18)	Filed as an exhibit to the Company’s Annual Report on Form 10-K, File No. 000-51772, filed with the Securities and Exchange Commission on September 24, 2010, and incorporated herein by reference.
(19)
Filed as an exhibit to the Company’s Registration Statement on Form S-3, File No. 333-171195, filed with the Securities and Exchange Commission on December 15, 2010, and incorporated herein by reference.

(20)
Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-3/A, File No. 333-171195, filed with the Securities and Exchange Commission on January 13, 2011, and incorporated herein by reference.

(21)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 000-51772, filed with the Securities and Exchange Commission on February 11, 2011, and incorporated herein by reference.
(22)	Filed as an exhibit to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 4, 2011, and incorporated herein by reference.
(23)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 000-51772, filed with the Securities and Exchange Commission on November 9, 2011, and incorporated herein by reference.
(24)	Filed as an exhibit to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 21, 2011, and incorporated herein by reference.