Form 10-Q
period 2012-09-30
CARDICA INC
filed 2012-11-09
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-51772

Cardica, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3287832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 Saginaw Drive
Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)

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

On November 7, 2012, there were 36,952,005 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

 CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Balance Sheets at September 30, 2012, and June 30, 2012	3

b. Condensed Statements of Operations for the three months ended September 30, 2012 and 2011	4

c. Condensed Statements of Comprehensive Loss for the three months ended September 30, 2012 and 2011	5

d. Condensed Statements of Cash Flows for the three months ended September 30, 2012 and 2011	6

e. Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1A. Risk Factors	21

Item 6. Exhibits	40

SIGNATURES	41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$3,578	$8,472
Short-term investments	7,628	6,173
Accounts receivable	388	299
Inventories	665	576
Prepaid expenses and other current assets	223	214
Total current assets	12,482	15,734

Property and equipment, net	2,595	2,304
Restricted cash	104	104
Total assets	$15,181	$18,142

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$855	$862
Accrued compensation	416	410
Other liabilities	553	408
Current portion of deferred revenue	696	738
Total current liabilities	2,520	2,418

Deferred revenue, net of current portion	1,610	1,652
Note payable	2,592	2,532
Other non-current liabilities	178	180
Total liabilities	6,900	6,782

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: no shares issued and outstanding at September 30, 2012, and June 30, 2012
Common stock, $0.001 par value: 65,000,000 shares authorized: 36,945,005 and 36,511,388 shares issued and outstanding at September 30, 2012, and June 30, 2012, respectively	37	37
Additional paid-in capital	150,408	149,348
Treasury stock at cost (66,227 shares at September 30, 2012, and June 30, 2012)	(596)	(596)
Accumulated comprehensive loss	(4)	(5)
Accumulated deficit	(141,564)	(137,424)
Total stockholders' equity	8,281	11,360
Total liabilities and stockholders' equity	$15,181	$18,142

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2012	2011
Net revenue:
Product sales, net	$782	$767
License and development revenue	84	84
Royalty revenue	19	19
Total net revenue	885	870

Operating costs and expenses:
Cost of product sales	632	827
Research and development	2,552	1,557
Selling, general and administrative	1,735	1,541
Total operating costs and expenses	4,919	3,925

Loss from operations	(4,034)	(3,055)

Interest income	5	1
Interest expense	(111)	—
Other expense, net	—	(1)
Net loss	$(4,140)	$(3,055)
Basic and diluted net loss per common share	$(0.11)	$(0.11)

Shares used in computing basic and diluted net loss per common share	36,723	26,806

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,
	2012	2011
Net loss	$(4,140)	$(3,055)
Other comprehensive gain (loss):
Change in unrealized gain (loss) on investments	1	(2)
Comprehensive loss	$(4,139)	$(3,057)

 See accompanying notes to the condensed financial statements.

 CARDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended September 30,
	2012	2011
Operating activities:
Net loss	$(4,140)	$(3,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	162
Stock-based compensation expense	243	136
Non cash interest expense	60	—
Changes in operating assets and liabilities:
Accounts receivable	(89)	65
Prepaid expenses and other current assets	(9)	(129)
Inventories	(89)	62

Accounts payable	138	558
Accrued compensation	6	(161)
Deferred revenue	(84)	(83)
Other liabilities	(2)	12
Net cash used in operating activities	(3,756)	(2,433)

Investing activities:
Purchases of property and equipment	(501)	(719)
Proceeds from maturities of short-term investments	1,956	510
Purchases of short-term investments	(3,410)	(2,181)
Net cash used in investing activities	(1,955)	(2,390)

Financing activities:
Net proceeds from issuances of common stock	817	903
Net proceeds from issuances of notes payable	—	2,000
Net cash provided by financing activities	817	2,903

Net decrease in cash and cash equivalents	(4,894)	(1,920)
Cash and cash equivalents at beginning of period	8,472	7,832
Cash and cash equivalents at end of period	$3,578	$5,912

Supplemental Information
Interest paid	$50	$—

See accompanying notes to the condensed financial statements.

CARDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cardica, Inc. (“Cardica” or the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc.  Historically, the Company's business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. The Company has expanded its business by including the development of an endoscopic microcutter product line intended for use by thoracic, bariatric, colorectal and general surgeons.

The Company is developing a microcutter product line based on its proprietary “staple-on-a-strip” technology, which expands its commercial opportunity into additional surgical markets. The Company's planned microcutter product line consists of the MicroCutter XCHANGE™ 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, the MicroCutter XCHANGE™ 45, a planned cartridge based microcutter device with a 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter XPRESS™ 30, a true multi-fire endolinear stapling device, the MicroCutter FLEXCHANGE™ 30, a planned cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, the MicroCutter XPRESS™ 45, a planned multi-fire endolinear microcutter device with a 45 millimeter staple line, and the MicroCutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets. The Company estimates these planned devices will expand its commercial opportunity to approximately 1.4 million additional procedures annually in the United States, involving, the Company estimates, over 4 million staple cartridge deployments, 3 million of which the Company believes are deployed in laparoscopic procedures.

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30. As the Company has gained more experience with its microcutter products, the Company believes that the cartridge-based design of the MicroCutter XCHANGE 30 will permit it to commercially launch this product more quickly than its planned initial multi-fire product, the MicroCutter XPRESS 30. The Company believes that the MicroCutter XCHANGE 30 will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees. The Company intends to expand its microcutter product line with the development of the MicroCutter XCHANGE 45 and only then continue to develop the MicroCutter XPRESS 30. In light of its limited financial resources, the Company has limited development of other potential products in its planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 has been completed.

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

Need for Additional Capital

The Company has incurred cumulative net losses of $141.6 million through September 30, 2012, and negative cash flows from operating activities and expects to incur losses for the next several years. Management plans to continue to finance the Company's operations with equity or debt issuances or through collaboration arrangements. There is no guarantee that such funding will be available to the Company on acceptable terms, or at all, or that such funding will be received in a timely manner, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development or commercialization programs. There is no guarantee that the Company will be able to reduce its expenditures without materially and adversely affecting the business.

The accompanying financial statements have been prepared assuming the Company will continue to operate as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty related to the Company's ability to continue as a going concern.

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

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company's Form 10-K filed with the Securities and Exchange Commission on September 28, 2012.

Use of Estimates

The preparation of financial statements in conformity with GAAP generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could materially differ from these estimates.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On February 8, 2012, the Company entered into an underwriting agreement with Wedbush Securities Inc. (“Wedbush”) relating to the offering, issuance and sale of an aggregate of 9,091,000 shares of the Company's common stock, $0.001 par value per share. On February 13, 2012, the Company completed the sale of 9,091,000 shares of its common stock at a price to the public of $1.65 per share. Net proceeds from the financing to the Company were $13.9 million.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may issue and sell up to $10.0 million of the Company's common stock through MLV as the Company's sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of the Company's common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement which may be effected by either MLV or the Company at any time upon 10 days' notice to the other party. As of September 30, 2012, the Company had received net proceeds of $0.8 million from the sale of an aggregate of 445,593 shares of common stock through MLV.

On December 14, 2010, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of the Company's common stock (the “Purchase Shares”) over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. Pursuant to the Purchase Agreement, on any trading day on which the closing sale price of the Company's common stock exceeds $1.00 per share, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to a certain number of shares dependent upon the closing trading price of the Company's common stock. The purchase price per Purchase Share will be equal to the lesser of (i) the lowest sale price of the Company's common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for the Company's common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.

The Purchase Agreement provides that the Company may not issue and sell more than 4,930,747 shares of the Company's common stock, including the 295,567 commitment shares issued to Aspire Capital, under the Purchase Agreement. As of September 30, 2012, the Company had received $4.4 million from the sale of an aggregate of 1,350,000 shares of the Company's common stock (excluding the 295,567 commitment shares) to Aspire Capital pursuant to the Purchase Agreement. During the quarter ended September 30, 2012, the Company did not issue any shares under the Purchase Agreement.

Stock-Based Compensation

Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended September 30,
	2012	2011
Cost of product sales	$25	$12
Research and development	64	39
Selling, general and administrative	154	85
Total	$243	$136

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

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended September 30,
	2012	2011
Numerator:
Net loss	$(4,140)	$(3,055)
Denominator:
Weighted-average common shares outstanding	36,723	26,806
Less: Weighted-average unvested restricted stock	—	—
Denominator for basic and diluted net loss per share	36,723	26,806
Basic and diluted net loss per common share	$(0.11)	$(0.11)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of September 30, 2012 and 2011, because their effect would be antidilutive (in thousands):

	As of September 30,
	2012	2011
Options to purchase common stock	4,305	3,629
Unvested restricted stock awards	37	21
Warrants	3,991	4,646
Total	8,333	8,296

NOTE 4 - FAIR VALUE MEASUREMENTS

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

Level 2- Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,832	$—	$—	$2,832
Short-term investments:
Corporate debt securities	—	5,199	—	5,199
Commercial papers		1,499		1,499
Certificates of deposit	—	930	—	930

Total assets at fair value	$2,832	$7,628	$—	$10,460

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,805	$—	$—	$6,805
Commercial papers	—	500	—	500
Short-term investments:
Corporate debt securities	—	4,243	—	4,243
Commercial papers	—	999	—	999
Certificates of deposit	—	931	—	931

Total assets at fair value	$6,805	$6,673	$—	$13,478

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

As of September 30, 2012, the Company's material current financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable, were reported at their current carrying values which approximate fair value given the short-term nature of these instruments with maturity dates of less than one year. As of September 30, 2012, the Company's note payable was reported at current carrying value which approximates fair value based on Level 3 measurement involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company's.

NOTE 5 – SHORT-TERM INVESTMENTS

The Company held investments in marketable securities as of September 30, 2012, and June 30, 2012, with maturity dates of less than one year.

The Company's short-term investments consisted of the following (in thousands):

	As of September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,203	$—	$(4)	$5,199
Commercial papers	1,499			1,499
Certificates of deposit	930	—	—	930

Total	$7,632	$—	$(4)	$7,628

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,246	$—	$(3)	$4,243
Commercial papers	1,000	—	(1)	999
Certificates of deposit	932	—	(1)	931

Total	$6,178	$—	$(5)	$6,173

NOTE 6 - INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2012	June 30, 2012
Raw materials	$125	$170
Work in progress	425	128
Finished goods	115	278
Total	$665	$576

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company's planned microcutter products in Japan.  Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due five years after the first draw by the Company under the agreement, subject to certain conditions.   Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due . In return for the loan commitment, the Company granted Century distribution rights to the Company's planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, the Company would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to the Company's. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan.

Intuitive Surgical

On August 16, 2010, the Company entered into a license agreement with Intuitive Surgical (the “License Agreement”) pursuant to which the Company granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use the Company's intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million. The Company is also eligible to receive a contingent payment related to achieving a certain sales volume, as well as single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified products covered by the Company's patent rights, if any. Each party has the right to terminate the License Agreement in the event of the other party's uncured material breach or bankruptcy. Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and except in the case of termination for the Company's uncured material breach or insolvency, Intuitive Surgical's payment obligations will continue as well. Under the License Agreement, Intuitive Surgical has rights to improvements in the Company's technology and intellectual property over a specified period of time.

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company's common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the three months ended September 30, 2012 and 2011, related to this arrangement was $84,000 and $84,000, respectively, and, as of September 30, 2012, $293,000 had been recorded as deferred revenue related to this arrangement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company's significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the three months ended September 31, 2012 or 2011.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of September 30, 2012, and June 30, 2012.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the Distribution Agreement with Century, the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million (see Note 7, Distribution, License, Development and Commercialization Agreements).  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $1.6 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company's intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property.

 NOTE 9 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company's bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheet as of September 30, 2012, and June 30, 2012, related to the letter of credit.

Future minimum lease payments under the Company's non-cancelable operating leases having initial terms of a year or more as of  September 30, 2012, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases

2013 (remaining nine months)	$463
2014	649
2015	690
2016	118
Total minimum lease payments	$1,920

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

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1  of this report, and with our financial statements and related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 28, 2012.

Overview

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. We have expanded our business on the development of an endoscopic microcutter product line intended for use by thoracic, bariatric, colorectal and general surgeons.

We are developing our microcutter product line based on our proprietary “staple-on-a-strip” technology, which expands our commercial opportunity into additional surgical markets. Our planned microcutter product line consists of the MicroCutter XCHANGE™ 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, the MicroCutter XCHANGE™ 45, a planned cartridge based microcutter device with a 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter XPRESS™ 30, a true multi-fire endolinear stapling device, the MicroCutter FLEXCHANGE™ 30 a planned cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, the MicroCutter XPRESS™ 45, a planned multi-fire endolinear microcutter device with a 45 millimeter staple line, and the MicroCutter XPRESS™ 60, a planned cutting and stapling device specifically designed for the bariatric and thoracic surgery markets. We estimate these planned devices expand our commercial opportunity to approximately 1.4 million additional procedures annually in the United States, involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30. As we have gained more experience with our microcutter products, we believe that the cartridge-based design of the MicroCutter XCHANGE 30 will permit us to commercially launch this product more quickly than our planned initial multi-fire product, the MicroCutter XPRESS 30. We believe that the MicroCutter XCHANGE 30 will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees. We intend to expand our microcutter product line with the development of the MicroCutter XCHANGE 45 and only then continue to develop the MicroCutter XPRESS 30, but, in light of our limited financial resources, we have limited development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 has been completed.

We initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011, began enrolling patients in a European clinical trial. We suspended our clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011, and recommenced enrollment of the clinical trial with our MicroCutter XCHANGE 30 in July 2012. Prior to recommencing the clinical trial of the MicroCutter XCHANGE 30, we introduced this product to surgeons in Europe to validate the adequate function of the MicroCutter XCHANGE 30. We plan to commence commercialization of the MicroCutter XCHANGE 30 in Europe in the last quarter of calendar 2012.

We have been advised by the U.S. Food and Drug Administration, or FDA, that the FDA will require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission for clearance of the products in our planned microcutter product line for marketing and sale in the United States. We recommenced the clinical trial with the MicroCutter XCHANGE 30 in Europe in July 2012, and we intend to enroll patients who are undergoing certain types of gastrointestinal surgical procedures. The number of gastrointestinal procedures that can be performed with the MicroCutter XCHANGE 30, will be limited due to the tissue thickness involved in the procedure. We plan to complete enrollment in the clinical trial and required patient followup according to the protocol in the first quarter of calendar year 2013. If the results of the trial are favorable, we anticipate that we would submit a 510(k) to the FDA in the second quarter of calendar 2013. While we cannot predict when or if the FDA will clear our 510(k) submission or what such clearance will cover, we anticipate that the earliest that any such clearance could be obtained would be in the second half of calendar 2013.

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of September 30, 2012, more than 13,300 C-Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of September 30, 2012, more than 29,600 PAS-Port systems had been sold in the United States, Europe and Japan.

We use independent distributors and manufacturers' representatives to augment a small core direct sales team for our C-Port and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line.

For the three months ended September 30, 2012, we generated net revenue of $0.9 million, including $84,000 of license and development revenue, and incurred a net loss of $4.1 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. We have not generated any revenue from sales of any of the microcutter products that we are developing.  To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenue from product sales and license and development payments were not sufficient to support the operation of our business as we had planned.  If we fail to obtain broader commercial adoption of our products or to achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

On February 13, 2012, we completed the sale of 9,091,000 shares of our common stock at a price to the public of $1.65 per share. Net proceeds from the financing to us were $13.9 million. As of September 30, 2012, we had approximately $11.2 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013, excluding the repayment of $4.0 million debt principal outstanding. We would be able to extend this time period to the extent that we decreased our planned expenditures, or accessed additional capital under the common stock purchase agreement, or Purchase Agreement, we entered into on December 14, 2010, with Aspire Capital Fund, LLC, an Illinois limited liability company, or Aspire Capital, or under the At The Market Issuance Sales Agreement, or ATM Agreement, we entered into on August 3, 2011, with McNicoll, Lewis & Vlak LLC, or MLV. The audit report on our financial statements included an explanatory paragraph highlighting the substantial doubt about our ability to continue as a going concern. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Agreements with Intuitive Surgical

On August 16, 2010, we entered into a license agreement, or License Agreement, with Intuitive Surgical Operations, Inc., or Intuitive Surgical, pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million. We are also eligible to receive a contingent payment if sales of any products incorporating our patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement, as well as single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by our patent rights as well as on sales of certain other products covered by our patent rights that may be developed in the future, if any.  Each party has the right to terminate the License Agreement in the event of the other party's uncured material breach or bankruptcy.  Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and, except in the case of termination for our uncured material breach or insolvency, Intuitive Surgical's payment obligations will continue as well.  Under the License Agreement, Intuitive Surgical has rights to improvements in our technology and intellectual property over a specified period of time.

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders' equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $84,000 and $84,000 have been recorded as license and development revenue for the three months ended September 30, 2012 and 2011, respectively, and $293,000 has been recorded as deferred revenue as of September 30, 2012.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with Aspire Capital

Subject to the terms and conditions of the Purchase Agreement with Aspire Capital, we have a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The extent to which we rely on Aspire Capital as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares. As of September 30, 2012, a total of 1,645,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of 1,350,000 shares of common stock at an average price of $3.23 per share.

Agreement with MLV

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent. The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement. As of September 30, 2012, we received net proceeds of $0.8 million from the sale of an aggregate of 445,593 shares of common stock through MLV. We are subject to limitations on the amount that we may sell under our shelf registration statement, and therefore that we may sell pursuant to the ATM Agreement

Critical Accounting Policies and Significant Judgments and Estimates

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

There were no significant changes to our critical accounting policies and significant judgments and estimates as set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012.

 Results of Operations

Comparison of the three month periods ended September 30, 2012 and 2011

Net Revenue. Total net revenue was $885,000 for the three months ended September 30, 2012, compared to $870,000 for the same period in 2011. Product sales increased by $15,000, or 2%, to $782,000 for the three months ended September 30, 2012, compared to $767,000 for the same period in 2011. The increase in product sales for the three months ended September 30, 2012, was primarily attributable to higher PAS-Port system sales. License and development revenue and royalty revenue were unchanged compared to the prior period in 2011.

For the three months ended September 30, 2012 and 2011, sales to Century accounted for approximately 41% and 33%, respectively, of our total product sales.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $195,000, or 24%, to $632,000 for the three months ended September 30, 2012, compared to $827,000 for the same period in 2011. The decrease in cost of product sales resulted primarily from an allocation of manufacturing expenses to Research and Development for work performed on our microcutter product line partially offset by increased overhead spending. We recorded a decreased lower of cost or market inventory write-down of $5,000 in the three months ended September 30, 2012, compared to $66,000 for the same period in 2011 primarily on our PAS-Port system inventory due to lower product cost of units manufactured in 2012. We released $3,000 of excess and obsolete inventory reserves as a result of units sold in the three months ended September 30, 2012.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory, and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense increased by $995,000, or 64%, to $2.6 million for the three months ended September 30, 2012, compared to $1.6 million for the same period in 2011. The increase in expenses for the three months ended September 30, 2012, was primarily attributable to an increase in materials purchases and allocated manufacturing expenses of $576,000 and an increase of $134,000 of depreciation expenses related to microcutter program development activities. There were also increases in salaries and benefits of $97,000 due primarily to an increase in the number of personnel and increase in travel expenses of $80,000 related to microcutter clinical trials in EU.

We anticipate that research and development expenses will decrease in absolute terms in future periods as costs are shifted to cost of sales and the clinical trial is completed.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $194,000, or 13%, to $1.7 million for the three months ended September 30, 2012, compared to $1.5 million for the same period in 2011. The increase in selling, general and administrative expense in the three months ended September 30, 2012, was primarily attributable to an increase in salaries and benefits of $43,000 due primarily to an increase in the number of personnel, increased stock-based compensation charges of $69,000 and an increase in consulting and professional service expenses of $110,000.

We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we continue to expand our sales and marketing effort to commercialize the microcutter products in Europe.

Interest Expense. Interest expense was $111,000 for the three months ended September 30, 2012, compared to no interest expense for the same period in 2011. The increase in interest expense was due to the interest, including the accretion of debt discount, on our note payable to Century, which we issued in September and December 2011. We expect interest expense to remain relatively constant in future periods.

Off Balance Sheet Arrangements

As of September 30, 2012, except for a real estate operating lease for our headquarters in Redwood City, California, expiring in August 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of September 30, 2012, our accumulated deficit was $141.6 million and we had cash, cash equivalents and short-term investments of $11.2 million. We currently invest some of our cash, cash equivalents and short-term investments in money market funds, corporate debt securities, commercial papers and certificates of deposit. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

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

On September 2, 2011, we entered into a distribution agreement, or the Distribution Agreement, with Century Medical, Inc., or Century, with respect to distribution of our planned microcutter products in Japan.  Additionally, under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

We have drawn the full $4.0 million available to us under the secured note purchase agreement. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan.

On August 3, 2011, we entered into the ATM Agreement with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days' notice to the other party.  As of September 30, 2012, we had received net proceeds of $0.8 million from the placement of an aggregate of 445,593 shares of common stock through MLV.

On December 14, 2010, we entered into the Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The Purchase Agreement provides that we may not issue and sell more than 4,930,747 shares of our common stock, including the Commitment Shares.  As of September 30, 2012, we have received $4.4 million from the sale of a total of 1,350,000 shares of common stock (excluding the 295,567 Commitment Shares) to Aspire Capital pursuant to the Purchase Agreement.   As a result, we are entitled to sell to Aspire Capital up to an additional $5.6 million of our common stock, subject to the conditions and limitations set forth in the Purchase Agreement.

Summary cash flow data is as follows (in thousands):

	Three months ended September 30,
	2012	2011
Net cash provided used in operating activities	$(3,756)	$(2,433)
Net cash used in investing activities	(1,955)	(2,390)
Net cash provided by financing activities	817	2,903

Net cash used in operating activities for the three months ended September 30, 2012 and 2011, was $3.8 million and $2.4 million, respectively. The use of cash for the three months ended September 30, 2012, was primarily attributable to our net loss adjusted for non-cash stock-based compensation charges and depreciation, increases in accounts receivable and inventories and a decrease in deferred revenue partially offset by an increase in accounts payable.

Net cash used in investing activities for the three months ended September 30, 2012 and 2011, was $2.0 million and $2.4 million, respectively. Net cash used in investing activities in the three months ended September 30, 2012, reflects net purchases of short-term investments of $1.5 million as well as purchases of property and equipment of $0.5 million mainly for our microcutter development activities.

Net cash provided by financing activities for the three months ended September 30, 2012 and 2011, was $0.8 million and $2.9 million, respectively. Net cash provided by financing activities for the three months ended September 30, 2012, consisted of the net proceeds of $0.7 million received from the sale of shares of common stock to MLV and approximately $0.1 million proceeds from the exercise of stock options.

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

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	European market acceptance of our MicroCutter XCHANGE 30 which we anticipate launching in the last quarter of calendar year 2012;

●

the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the extent to which we access additional capital under the Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV; and

●	the effects of competing technological and market developments.

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

Contractual Obligations

Our future contractual obligations at September 30, 2012, were as follows (in thousands):

Contractual Obligations:	Total	10/1/2012 - 6/30/2013	7/1/2013 - 6/30/2015	7/1/2015 - 6/30/2017
Operating lease obligations	$1,920	$463	$1,339	$118
Note payable, including interest	4,800	150	400	4,250
Total	$6,720	$613	$1,739	$4,368

This compares to our future contractual obligations as of June 30, 2012, of $6.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2012, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Although we have revised the text of some of the risk factors set forth below, the underlying risks have not changes materially from the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Risks Related to Our Finances and Capital Requirements

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred annual net losses since our inception in October 1997.  As of September 30, 2012, our accumulated deficit was approximately $141.6 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, commercial launch and market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our planned microcutter products in the United States.

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

We have not generated any revenue from commercial sale of any of the microcutter products that we are developing.  While we initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues. We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark in March 2012, following the completion of design verification. We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption.  Sales of our products and license and development activities generated revenues of only $0.9 million for the three month period ended September 30, 2012, and $3.7 million, $13.2 million and $4.0 million for fiscal years 2012, 2011 and 2010, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future.

Our cost of product sales was 81% of our net product sales for the three month period ended September 30, 2012, and 111% and 86% of our net product sales for fiscal years 2012 and 2011, respectively. We expect higher cost relative to product sales for the foreseeable future due to costs associated with developing and commercializing our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant product sales.  Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Our development efforts have consumed substantial capital to date. As of September 30, 2012, we had approximately $11.2 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from operations, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013, excluding the repayment of the $4.0 million debt principal outstanding. We may be able to extend this time period to the extent that we decrease our planned expenditures, or access additional capital under the Purchase Agreement with Aspire Capital, or under the ATM Agreement with MLV. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our ongoing clinical trial and the process for obtaining FDA clearance for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	European market acceptance of our MicroCutter XCHANGE 30, which we anticipate launching in the last quarter of calendar year 2012;

●

the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the extent to which we access additional capital under the Purchase Agreement with Aspire Capital, the ATM Agreement with MLV or by any other equity or debt transaction; and

●	the effects of competing technological and market developments.

While we initiated first-in-man use of the current version of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues. We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark in March 2012, following the completion of design verification. We intend to continue to develop both the MicroCutter XCHANGE 30 and XCHANGE 45 before continuing our efforts to develop the MicroCutter XPRESS 30. We cannot predict when, if ever, we will generate commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has recently been trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

On September 2, 2011, we entered into the Distribution Agreement, with Century Medical with respect to distribution of our planned microcutter products in Japan.  Additionally, under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due September 30, 2016, under the agreement, subject to certain conditions. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan. We have drawn the full $4.0 million available to us under the Distribution Agreement.

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

The audit report on our financial statements for the fiscal year ended June 30, 2012, contained an explanatory paragraph to highlight the substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended June 30, 2012, were prepared on the basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, the audit report on our financial statements included an explanatory paragraph highlighting the substantial doubt about our ability to continue as a going concern. We will be forced to delay or reduce the scope of our microcutter development program and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

The sale of our common stock to Aspire Capital or through MLV may cause substantial dilution to our existing stockholders, and the sale of the shares of common stock acquired by Aspire Capital or issued through MLV could cause the price of our common stock to decline.

The Purchase Agreement with Aspire Capital provides for the issuance to Aspire Capital of the Commitment Shares and up to $10.0 million of our common stock. As of June 30, 2012, a total of 1,645,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement. It is anticipated that the remaining additional shares will be sold to Aspire Capital over a period of up to three months from September 30, 2012. The number of shares ultimately offered for sale by Aspire Capital is dependent upon the number of shares that we elect to sell to Aspire Capital under the Purchase Agreement. Depending upon market liquidity at the time, sales of shares of our common stock to Aspire Capital under the Purchase Agreement may cause the trading price of our common stock to decline.

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent. It is anticipated that these additional shares will be sold through MLV over a period of up to 23 months from September 30, 2012. The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, our availability to make sales under our shelf registration statement, which may not be available until February 2013, and the extent to which we are able to secure working capital from other sources.  The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days' notice to the other party.  As of September 30, 2012, we had received net proceeds of $0.8 million from the sale of an aggregate of 445,593 shares of common stock through MLV.

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

An existing arrangement with our current lender Century under which $4.0 million of principal is outstanding, as well as future arrangements with other creditors, allow or may allow these creditors to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to repay any of our debt obligations. After satisfaction of our debt obligations, we could have little or no proceeds left to distribute to the holders of our capital stock.

Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●	European market acceptance of our MicroCutter XCHANGE 30, which we anticipate launching in the last quarter of calendar year 2012;

●

the extent of our ongoing research and development programs and related costs, including costs related to the development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the extent to which we access capital under the Purchase Agreement with Aspire Capital, the ATM Agreement with MLV or under any other equity or debt transaction; and

●	the effects of competing technological and market developments.

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

We have expended significant time, money and effort in the development of our microcutter product line and our current commercial products, the C-Port systems and the PAS-Port system. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006) and our C-Port Flex A in April 2007. We commenced U.S. sales of our PAS-Port system in September 2008. We have not generated any revenues from sales of any of the microcutter products that we are developing. While we initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues. We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark in March 2012, following the completion of design verification. We intend to continue to develop both the MicroCutter XCHANGE 30 and the MicroCutter XCHANGE 45 before completing development of the MicroCutter XPRESS 30. We cannot predict when, if ever, we will generate commercial revenue from the sale of these products or any other potential products in our anticipated microcutter product line. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of our current PAS-Port and C-Port systems in the United States and commercialization of our microcutter products.

We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.

We completed the design verification for and applied the CE Mark to the MicroCutter XCHANGE 30 and the MicroCutter XPRESS 30. The MicroCutter XPRESS 30 requires further design modifciations which we are delaying until completion of development of the MicroCutter XCHANGE 30 and the MicroCutter XCHANGE 45. We have suspended development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 and the MicroCutter XCHANGE 45 have been completed. Significant additional research and development and financial resources will be required to develop the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and other products in this planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 or other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from generic microcutter products similar to currently commercially available products following expiration of patents on our competitors' products, which we believe will begin in 2013. Our failure to successfully develop the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and/or other microcutter products would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

Assuming that we receive FDA clearance for one or more of our microcutter products, a number of factors will influence our ability to gain clinical adoption. In many surgical specialties, the use of laparoscopic and open surgical stapling devices is routine in clinical practice and an accepted standard of care. Two large companies, Johnson & Johnson and Covidien, dominate the market for surgical stapling devices. For our products to be clinically adopted, they must show benefits that are significant enough for surgeons to communicate their preference and to overcome any constraints on their hospitals' ability to purchase competing products, such as purchasing contracts, to buy one of our stapling products to replace a competing device. In addition to this obstacle, our microcutter products must demonstrate the degree of reliability that surgeons have experienced with products that they have been using for years. Market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products. Our anticipated initial lack of human clinical data with respect to the use of any microcutter products that we may commercialize is likely to negatively impact the rate and extent of clinical adoption of the products. Any future recalls may impact physicians' and hospitals' perception of our products.

Widespread use of our products will require the training of numerous physicians, and the time required to complete training could result in a delay or dampening of market acceptance. Even if the safety and efficacy of our products is established, physicians may elect not to use our products for a number of reasons beyond our control, including inadequate or no reimbursement from health care payors, physicians' reluctance to use products that have not been proven through time in the market, the introduction of competing devices by our competitors and pricing for our products. Failure of our products to achieve any significant market acceptance would have a material adverse effect on our business, financial condition and results of operations.

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

The European Union, or EU, requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the EU. We have received CE Mark certification for the two initial microcutter surgical cutting and stapling devices that we have developed. To maintain authorization to apply the CE Mark to future devices within the microcutter product line, we are subject to annual surveillance audits and periodic re-certification audits. If we modify the intended use of new products (relative to predicate products) or change the indication for use or develop new products in the future, we may need to apply for permission to affix the CE Mark to such products. We do not know whether we will be able to obtain permission to affix the CE Mark to new or modified products or whether we will continue to meet the quality and safety standards required to maintain the authorization that we have received. If we are unable to maintain authorization to affix the CE Mark to microcutter products, we will not be able to sell these products in member countries of the EU, which would have a material adverse effect on our results of operations.

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

Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities have been inspected by State of California regulatory authorities pursuant to granting a California Device Manufacturing License and by the FDA. Additionally, to market products in Europe, we are required to maintain International Standards Organization, or ISO 13485:2003 certification and are subject to periodic surveillance audits. We are currently ISO 13485:2003 certified; however, our failure to maintain necessary regulatory compliance and permits for our manufacturing facilities could prevent us from manufacturing and selling our products.

Additionally, our manufacturing processes and, in some cases, those of our suppliers, are required to comply with the FDA's Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems and the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45 and the MicroCutter XPRESS 30. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we are given notice of significant violations in a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our devices and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

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

The success of our microcutter products depends on their acceptance by the surgical community as safe and effective.  Even if the data collected from future clinical studies or clinical experience indicates positive results, each surgeon's actual experience with our devices outside the clinical study setting may vary. Clinical studies conducted with our initial microcutter may involve procedures performed by thoracic, bariatric, colorectal and general surgeons who are technically proficient, high-volume surgeons. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing surgeons, which could negatively impact rates of adoption of the microcutter if launched.  In addition, any adverse experiences of surgeons using the microcutter products, or adverse outcomes to patients, may deter surgeons from using our products and negatively impact product adoption.

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

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three month period ended September 30, 2012 and 2011, sales to Century accounted for approximately 41% and 33%, respectively, of our total product sales. For fiscal years 2012 and 2011, sales to Century accounted for approximately 32% and 22%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

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

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business. Further, we may also face additional competition from generic microcutter products similar to currently commercially available products following expiration of patents on our competitors' products, which we believe will begin in 2013.

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

As of September 30, 2012, we had 62 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than ours or that would render our technology and products obsolete or noncompetitive. Additionally, new, less invasive surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use or could use our products. Accordingly, our success will depend in part upon our ability to respond quickly to medical and technological changes through the development and introduction of new products. The relative speed with which we can develop products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products, and supply commercial quantities of products to the market are expected to be important competitive factors. Product development involves a high degree of risk, and we cannot assure you that our new product development efforts will result in any commercially successful products. We have experienced delays in completing the development and commercialization of our planned products, and there can be no assurance that these delays will not continue or recur in the future. Any delays could result in a loss of market acceptance and market share.

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

Changes in tax structures may negatively impact our future results of operations and our industry in general, which could harm our business and the value of our stock.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 20% of our outstanding common stock as of September 30, 2012. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

ITEM 6. EXHIBITS

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. √
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Amended and Restated Bylaws of Cardica, Inc. (3)
4.1	Form of Warrant dated September 30, 2009. (4)
10.1	Executive Officers Compensation Arrangements. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition.
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.
√

Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-129497, filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

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

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, File No. 000-51772, filed with the Securities and Exchange Commission on November 15, 2010, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 16, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K , File No. 000-51772, filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on September 29, 2009, and incorporated herein by reference.
(5)	Incorporated by reference from Item 5.02 of the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 17, 2012.

 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: November 9, 2012	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: November 9, 2012	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. √
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Amended and Restated Bylaws of Cardica, Inc. (3)
4.1	Form of Warrant dated September 30, 2009. (4)
10.1	Executive Officers Compensation Arrangements. (5)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS#	XBRL Instance Document.
101.SCH#	XBRL Taxonomy Extension Schema Document.
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF#	XBRL Taxonomy Extension Definition.
101.LAB#	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document.
√

Filed as an exhibit to the Company's Registration Statement on Form S-1, File No. 333-129497, filed with the Securities and Exchange Commission on November 4, 2005, as amended, and incorporated herein by reference.

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

(1)	Filed as an exhibit to the Company's Quarterly Report on Form 10-Q, File No. 000-51772, filed with the Securities and Exchange Commission on November 15, 2010, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 16, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on September 29, 2009, and incorporated herein by reference.
(5)	Incorporated by reference from Item 5.02 of the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 17, 2012.