Form 10-Q
period 2012-12-31
CARDICA INC
filed 2013-02-08
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

On February 6, 2013, there were 36,964,005 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Balance Sheets at December 31, 2012, and June 30, 2012	3

b. Condensed Statements of Operations for the three and six months ended December 31, 2012 and 2011	4

c. Condensed Statements of Comprehensive Loss for the three and six months ended December 31, 2012 and 2011	5

d. Condensed Statements of Cash Flows for the six months ended December 31, 2012 and 2011	6

e. Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	21

Item 6. Exhibits	40

SIGNATURES	41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	December 31, 2012	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$3,826	$8,472
Short-term investments	2,835	6,173
Accounts receivable	443	299
Inventories	999	576
Prepaid expenses and other current assets	204	214
Total current assets	8,307	15,734

Property and equipment, net	3,087	2,304
Restricted cash	104	104
Total assets	$11,498	$18,142

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,046	$862
Accrued compensation	510	410
Other liabilities	490	408
Current portion of deferred revenue	612	738
Total current liabilities	2,658	2,418

Deferred revenue, net of current portion	1,610	1,652
Note payable	2,655	2,532
Other non-current liabilities	177	180
Total liabilities	7,100	6,782

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: no shares issued and outstanding at December 31, 2012, and June 30, 2012
Common stock, $0.001 par value: 65,000,000 shares authorized: 36,956,005 and 36,511,388 shares issued and outstanding at December 31, 2012, and June 30, 2012, respectively	37	37
Additional paid-in capital	150,714	149,348
Treasury stock at cost (66,227 shares at December 31, 2012, and June 30, 2012)	(596)	(596)
Accumulated comprehensive loss	(1)	(5)
Accumulated deficit	(145,756)	(137,424)
Total stockholders' equity	4,398	11,360
Total liabilities and stockholders' equity	$11,498	$18,142

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net revenue:
Product sales, net	$773	$811	$1,555	$1,578
License and development revenue	84	84	168	168
Royalty revenue	17	17	36	36
Total net revenue	874	912	1,759	1,782

Operating costs and expenses:
Cost of product sales	968	1,078	1,600	1,905
Research and development	2,274	1,482	4,826	3,039
Selling, general and administrative	1,712	1,483	3,447	3,024
Total operating costs and expenses	4,954	4,043	9,873	7,968

Loss from operations	(4,080)	(3,131)	(8,114)	(6,186)

Interest income	4	2	9	3
Interest expense	(114)	(56)	(225)	(56)
Other expense, net	(2)	(1)	(2)	(2)
Net loss	$(4,192)	$(3,186)	$(8,332)	$(6,241)
Basic and diluted net loss per common share	$(0.11)	$(0.12)	$(0.23)	$(0.23)

Shares used in computing basic and diluted net loss per common share	36,951	27,095	36,837	26,950

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Net loss	$(4,192)	$(3,186)	$(8,332)	$(6,241)
Other comprehensive gain:
Change in unrealized gain on investments	3	2	4	—
Comprehensive loss	$(4,189)	$(3,184)	$(8,328)	$(6,241)

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended December 31,
	2012	2011
Operating activities:
Net loss	$(8,332)	$(6,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	445	366
Stock-based compensation expense	549	325
Non cash interest expense	123	30
Changes in operating assets and liabilities:
Accounts receivable	(144)	5
Prepaid expenses and other current assets	10	(153)
Inventories	(423)	313
Accounts payable and other accrued liabilities	263	617
Accrued compensation	100	(71)
Deferred revenue	(168)	1,443
Net cash used in operating activities	(7,577)	(3,366)

Investing activities:
Purchases of property and equipment	(1,228)	(1,753)
Proceeds from maturities of short-term investments	6,734	2,012
Purchases of short-term investments	(3,392)	(2,925)
Net cash provided by (used in) investing activities	2,114	(2,666)

Financing activities:
Net proceeds from issuances of common stock	817	1,009
Net proceeds from issuances of notes payable	—	2,390
Net cash provided by financing activities	817	3,399

Net decrease in cash and cash equivalents	(4,646)	(2,633)
Cash and cash equivalents at beginning of period	8,472	7,832
Cash and cash equivalents at end of period	$3,826	$5,199

Supplemental Information
Interest paid	$100	$27

See accompanying notes to the condensed financial statements.

 CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012
(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         Cardica, Inc. (“Cardica” or the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc.  Historically, the Company’s business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. The Company has expanded its business by including the development of an endoscopic microcutter product line intended for use by thoracic, bariatric, colorectal, pediatric and general surgeons.

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

   In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30.  As the Company has gained more experience with its microcutter products, the Company believes that the cartridge-based design of the MicroCutter XCHANGE 30 permitted it to commercially launch this product more quickly than its planned initial multi-fire product, the MicroCutter XPRESS 30. The Company believes that the MicroCutter XCHANGE 30 is differentiated in the market in which it is currently commercially available compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.  The Company intends to expand its microcutter product line with the development of the MicroCutter XCHANGE 45 and only then consider continuation of development of the MicroCutter XPRESS 30, but in light of its limited financial resources, the Company has limited development of other potential products in its planned microcutter product line.

   The Company initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011, began enrolling patients in a European clinical trial.  The Company suspended its clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011, and recommenced enrollment in the clinical trial with its MicroCutter XCHANGE 30 in July 2012.  Prior to recommencing the clinical trial of the MicroCutter XCHANGE 30, the Company introduced this product to surgeons in Europe to validate the adequate function of the MicroCutter XCHANGE 30.  On December 26, 2012, the Company commercially launched its first shipment to its distributor in Europe.  The Company will continue to make enhancements and improvements to the MicroCutter XCHANGE 30 based on feedback from surgeons.

Need for Additional Capital

The Company has incurred cumulative net losses of $145.8 million through December 31, 2012, and negative cash flows from operating activities and expects to incur losses for the next several years. Management plans to continue to finance the Company’s operations with equity or debt issuances or through collaboration arrangements. There is no guarantee that such funding will be available to the Company on acceptable terms, or at all, or that such funding will be received in a timely manner, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development or commercialization programs. There is no guarantee that the Company will be able to reduce its expenditures without materially and adversely affecting the business.

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

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2012, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 28, 2012.

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

Inventories

        Inventories are recorded at the lower of cost or market on a first-in, first-out basis. The Company periodically assesses the recoverability of all inventories, including materials, work-in-process and finished goods, by comparing the cost of inventory to expected selling prices to determine whether adjustments for impairment are required.  Inventory that is obsolete or in excess of forecasted usage is written down to its estimated net realizable value based on assumptions about future demand and market conditions.  Reduced demand may result in the need for inventory write-downs in the near term. Inventory write-downs are charged to cost of product sales and establish a lower cost basis for the inventory.

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

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of the Company’s common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement which may be effected by either MLV or the Company at any time upon 10 days’ notice to the other party. As of December 31, 2012, the Company had received net proceeds of $0.7 million from the sale of an aggregate of 445,593 shares of common stock through MLV.

On December 14, 2010, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of the Company’s common stock (the “Purchase Shares”) over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. Pursuant to the Purchase Agreement, on any trading day on which the closing sale price of the Company’s common stock exceeds $1.00 per share, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to a certain number of shares dependent upon the closing trading price of the Company’s common stock. The purchase price per Purchase Share would be equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date or (ii) the arithmetic average of the three lowest closing sale prices for the Company’s common stock during the twelve consecutive trading days ending on the trading day immediately preceding the purchase date.

The Purchase Agreement provided that the Company may not issue and sell more than 4,930,747 shares of the Company’s common stock, including the 295,567 commitment shares issued to Aspire Capital, under the Purchase Agreement. As of December 31, 2012, the Company had received $4.4 million from the sale of an aggregate of 1,350,000 shares of the Company’s common stock (excluding the 295,567 commitment shares) to Aspire Capital pursuant to the Purchase Agreement.  During the six months ended December 31, 2012, the Company did not issue any shares under the Purchase Agreement.  The Purchase Agreement has expired and as a result, the Company is no longer entitled to sell to Aspire Capital any further shares of its common stock.

Stock-Based Compensation

        Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Cost of product sales	$26	$25	$51	$37
Research and development	74	51	138	91
Selling, general and administrative	206	113	360	197
Total	$306	$189	$549	$325

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Numerator:
Net loss	$(4,192)	$(3,186)	$(8,332)	$(6,241)
Denominator:
Weighted-average common shares outstanding	36,951	27,095	36,837	26,950
Less: Weighted-average unvested restricted stock	—	—	—	—
Denominator for basic and diluted net loss per share	36,951	27,095	36,837	26,950
Basic and diluted net loss per common share	$(0.11)	$(0.12)	$(0.23)	$(0.23)

        The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of December 31, 2012 and 2011, because their effect would be antidilutive (in thousands):

	As of December 31,
	2012	2011
Options to purchase common stock	4,468	3,893
Unvested restricted stock awards	74	37
Warrants	3,991	4,646
Total	8,533	8,576

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,674	$—	$—	$2,674
Short-term investments:
Corporate debt securities	—	1,836	—	1,836
Commercial papers		999		999
Certificates of deposit	—	—	—	—

Total assets at fair value	$2,674	$2,835	$—	$5,509

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,805	$—	$—	$6,805
Commercial papers	—	500	—	500
Short-term investments:
Corporate debt securities	—	4,243	—	4,243
Commercial papers	—	999	—	999
Certificates of deposit	—	931	—	931

Total assets at fair value	$6,805	$6,673	$—	$13,478

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

As of December 31, 2012, the Company’s material current financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable, were reported at their current carrying values which approximate fair value given the short-term nature of these instruments with maturity dates of less than one year. As of December 31, 2012, the Company’s note payable was reported at current carrying value which approximates fair value based on Level 3 measurement involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s.

NOTE 5 – SHORT-TERM INVESTMENTS

The Company held investments in marketable securities as of December 31, 2012, and June 30, 2012, with maturity dates of less than one year.

The Company’s short-term investments consisted of the following (in thousands):

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,837	$—	$(1)	$1,836
Commercial papers	999	—	—	999
Certificates of deposit	—	—	—	—

Total	$2,836	$—	$(1)	$2,835

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,246	$—	$(3)	$4,243
Commercial papers	1,000	—	(1)	999
Certificates of deposit	932	—	(1)	931

Total	$6,178	$—	$(5)	$6,173

NOTE 6 - INVENTORIES

        Inventories consisted of the following (in thousands):

	December 31, 2012	June 30, 2012
Raw materials	$467	$170
Work in progress	216	128
Finished goods	316	278
Total	$999	$576

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the six months ended December 31, 2012 and 2011, related to this arrangement was $168,000 and $168,000, respectively, and, as of December 31, 2012, $209,000 had been recorded as deferred revenue related to this arrangement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as  the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the six months ended December 31, 2012 or 2011.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of December 31, 2012, and June 30, 2012.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the Distribution Agreement with Century, the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million (see Note 7, Distribution, License, Development and Commercialization Agreements).  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $1.6 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by a substantial portion of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property.

 NOTE 9 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012.  The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheet as of December 31, 2012, and June 30, 2012, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  December 31, 2012, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
	$
2013 (remaining six months)		313
2014		649
2015		690
2016		118
Total minimum lease payments		$1,770

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

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1  of this report, and with our financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2012, which was filed with the Securities and Exchange Commission on September 28, 2012.

Overview

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. We have expanded our business on the development of an endoscopic microcutter product line intended for use by thoracic, bariatric, colorectal, pediatric and general surgeons.

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

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30.  As we have gained more experience with our microcutter products, we believe that the cartridge-based design of the MicroCutter XCHANGE 30 permitted us to commercially launch this product more quickly than our planned initial multi-fire product, the MicroCutter XPRESS 30.  We believe that the MicroCutter XCHANGE 30 is differentiated in the market in which it is currently commercially available compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.  We intend to expand our microcutter product line with the development of the MicroCutter XCHANGE 45 and only then consider continuation of development of the MicroCutter XPRESS 30, but, in light of our limited financial resources, we have limited development of other potential products in our planned microcutter product line.

  We initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011, began enrolling patients in a European clinical trial.  We suspended our clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011, and recommenced enrollment of the clinical trial with our MicroCutter XCHANGE 30 in July 2012.  Prior to recommencing the clinical trial of the MicroCutter XCHANGE 30, we introduced this product to surgeons in Europe to validate the adequate function of the MicroCutter XCHANGE 30.  On December 26, 2012, we commercially launched our first shipment to our distributor in Europe.  We will continue to make enhancements and improvements to the MicroCutter XCHANGE 30 based on feedback from surgeons.

We have been advised by the U.S. Food and Drug Administration, or FDA, that the FDA will require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission for clearance of the products in our planned microcutter product line for marketing and sale in the United States.  We recommenced the clinical trial with the MicroCutter XCHANGE 30 in Europe in July 2012, and we intend to enroll patients who are undergoing certain types of gastrointestinal surgical procedures. The number of gastrointestinal procedures and specific applications that can be performed with the MicroCutter XCHANGE 30, is limited to certain tissue thicknesses.  We plan to complete enrollment in the clinical trial and required patient followup according to the protocol in the second quarter of calendar year 2013. If the results of the trial are favorable, we anticipate that we would submit a 510(k) to the FDA in the third quarter of calendar 2013.  While we cannot predict when or if the FDA will clear our 510(k) submission or what such clearance will cover, we anticipate that the earliest that any such clearance could be obtained would be in the fourth quarter of calendar 2013.

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of December 31, 2012, more than 13,500 C-Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of December 31, 2012, more than 30,500 PAS-Port systems had been sold in the United States, Europe and Japan.

We use independent distributors and manufacturers’ representatives to augment a small core direct sales team for our C-Port and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line.

For the six months ended December 31, 2012, we generated net revenue of $1.8 million, including $24,000 from commercial sales of the MicroCutter XCHANGE 30 and $168,000 of license and development revenue, and incurred a net loss of $8.3 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for the foreseeable future. We have not generated significant revenue from sales of any of the microcutter products that we are developing. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenue from product sales and license and development payments were not sufficient to support the operation of our business as we had planned.  If we fail to obtain broader commercial adoption of our products or to achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

On February 13, 2012, we completed the sale of 9,091,000 shares of our common stock at a price to the public of $1.65 per share. Net proceeds from the financing to us were $13.9 million.  As of December 31, 2012, we had approximately $6.7 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding.  We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013, excluding the repayment of $4.0 million debt principal outstanding. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital.  The audit report on our financial statements for the year ended June 30, 2012, included an explanatory paragraph highlighting the substantial doubt about our ability to continue as a going concern.  We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect.  The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 30,  the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

We may seek to sell equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner, or at all. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $168,000 and $168,000 have been recorded as license and development revenue for the six months ended December 31, 2012 and 2011, respectively, and $209,000 has been recorded as deferred revenue as of December 31, 2012.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with Aspire Capital

Subject to the terms and conditions of the Purchase Agreement with Aspire Capital, we had a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. As of December 31, 2012, a total of 1,645,567 shares of common stock (including the 295,567 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of 1,350,000 shares of common stock at an average price of $3.23 per share. The Purchase Agreement has expired and as a result, we are no longer entitled to sell to Aspire Capital any further shares of our common stock.

Agreement with MLV

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent.  The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement.  As of December 31, 2012, we received net proceeds of $0.7 million from the sale of an aggregate of 445,593 shares of common stock through MLV. We are subject to limitations on the amount that we may sell under our shelf registration statement, and therefore that we may sell pursuant to the ATM Agreement.

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

Results of Operations

Comparison of the three month periods ended December 31, 2012 and 2011

        Net Revenue. Total net revenue was $874,000 for the three months ended December 31, 2012, compared to $912,000 for the same period in 2011. Product sales decreased by $38,000, or 5%, to $773,000 for the three months ended December 31, 2012, compared to $811,000 for the same period in 2011. The decrease in product sales for the three months ended December 31, 2012, was primarily attributable to lower PAS-Port system sales, offset in part by our first commercial sales of our MicroCutter XCHANGE 30 of $24,000.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were unchanged compared to the prior period in 2011.

        For the three months ended December 31, 2012 and 2011, sales to Century accounted for approximately 24% and 25%, respectively, of our total product sales.  In addition, sales to Mercy Hospital of Buffalo accounted for approximately 10% of our total product sales for the three months ended December 31, 2012, and less than 10% of our total product sales for the three months ended December 31, 2011.

        Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $110,000, or 10%, to $1.0 million for the three months ended December 31, 2012, compared to $1.1 million for the same period in 2011. The decrease in cost of product sales resulted primarily from an allocation of overhead to Research and Development for work performed on our microcutter product line which was previously absorbed solely by production of PAS-Port and C-Port systems, partially offset by increased overhead spending.  We recorded an inventory valuation adjustment to reduce the cost of inventory to its net realizable value by $189,000 in the three months ended December 31, 2012, compared to $63,000 for the same period in 2011, primarily due to our higher inventory costs for the MicroCutter XCHANGE 30. We released $3,200 of excess and obsolete inventory reserves as a result of units sold in the three months ended December 31, 2012.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense increased by $0.8 million, or 53%, to $2.3 million for the three months ended December 31, 2012, compared to $1.5 million for the same period in 2011. The increase in expenses for the three months ended December 31, 2012, was primarily attributable to an increase in clinical expenses and material purchases of $481,000 and an increase in depreciation expenses of $135,000, mainly related to microcutter program development activites.  There were also increases in salaries and benefits of $111,000 due primarily to an increase in the number of personnel and increase in facility related expenses of $60,000.

        We anticipate that research and development expenses will decrease in absolute terms in future periods as costs are shifted to cost of sales and the clinical trial is completed.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $229,000, or 15%, to $1.7 million for the three months ended December 31, 2012, compared to $1.5 million for the same period in 2011. The increase in selling, general and administrative expense in the three months ended December 31, 2012, was primarily attributable to an increase in salaries and benefits of $79,000, increased stock-based compensation charges of $94,000 and an increase in consulting and professional service expenses of $78,000 due to microcutter activities.

        We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we continue to expand our sales and marketing effort to commercialize the microcutter products in Europe.

Interest Expense. Interest expense was $114,000 for the three months ended December 31, 2012, compared to $56,000 for the same period in 2011. The increase in interest expense was due to the interest, including the accretion of debt discount, on our note payable to Century, which we issued in September and December 2011.  We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2016, and the debt discount is accreted using the effective interest method.

Comparison of the six month periods ended December 31, 2012 and 2011

        Net Revenue. Total net revenue of $1.8 million for the six months ended December 31, 2012, and for the same period in 2011. Product sales was $1.6 million for the six months ended December 31, 2012, and for the same period in 2011. The product sales for the six months ended December 31, 2012, included our first commercial sales of our MicroCutter XCHANGE 30 of $24,000.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were unchanged compared to the prior period in 2011.

        For the six months ended December 31, 2012 and 2011, sales to Century accounted for approximately 32% and 29%, respectively, of our total product sales.

        Cost of Product Sales. Cost of product sales decreased by $305,000, or 16%, to $1.6 million for the six months ended December 31, 2012, compared to $1.9 million for the same period in 2011. The decrease in cost of product sales resulted primarily from an allocation of overhead to Research and Development for work performed on our microcutter product line which was previously absorbed solely by production of PAS-Port and C-Port systems, partially offset by increased overhead spending.  We recorded an inventory valuation adjustment to reduce the cost of inventory to its net realizable value by $194,000 in the six months ended December 31, 2012, compared to $128,000 for the same period in 2011, primarily due to our higher inventory costs for the MicroCutter XCHANGE 30. We released $6,300 of excess and obsolete inventory reserves as a result of units sold in the six months ended December 31, 2012.

Research and Development Expense. Research and development expense increased by $1.8 million, or 59%, to $4.8 million for the six months ended December 31, 2012, compared to $3.0 million for the same period in 2011. The increase in expenses for the six months ended December 31, 2012, was primarily attributable to an increase in clinical expenses and material purchases of $972,000 and an increase in depreciation expenses of $252,000, mainly related to the microcutter program development activities.  In addition, we had an increase in salaries and benefits of $208,000 due primarily to an increase in the number of personnel and increase facility related expenses of $149,000.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $423,000, or 14%, to $3.4 million for the six months ended December 31, 2012, compared to $3.0 million for the same period in 2011. The increase in selling, general and administrative expense in the six months ended December 31, 2012, was primarily attributable to an increase in salaries and benefits of $122,000, higher stock-based compensation charges of $163,000 and an increase in professional services expenses of $188,000 due to microcutter activities.

Interest Expense. Interest expense was $225,000 for the six months ended December 31, 2012, compared to $56,000 for the same period in 2011. The increase in interest expense was due to the interest accretion of debt discount on our notes payable to Century, which we issued in September and December 2011.

Off Balance Sheet Arrangements

        As of December 31, 2012, except for a real estate operating lease for our headquarters in Redwood City, California, expiring in August 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of December 31, 2012, our accumulated deficit was $145.8 million and we had cash, cash equivalents and short-term investments of $6.7 million. We currently invest some of our cash, cash equivalents and short-term investments in money market funds, corporate debt securities and commercial papers. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

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

On August 3, 2011, we entered into the ATM Agreement with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days’ notice to the other party.  As of December 31, 2012, we had received net proceeds of $0.8 million from the placement of an aggregate of 445,593 shares of common stock through MLV.

On December 14, 2010, we entered into the Purchase Agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. As of December 31, 2012, we have received $4.4 million from the sale of a total of 1,350,000 shares of common stock (excluding the 295,567 Commitment Shares) to Aspire Capital pursuant to the Purchase Agreement.   The Purchase Agreement has expired and as a result, we are no longer entitled to sell to Aspire Capital any further shares of our common stock.

Summary cash flow data is as follows (in thousands):

	Six months ended December 31,
	2012	2011
Net cash used in operating activities	$(7,577)	$(3,366)
Net cash provided by (used in) investing activities	2,114	(2,666)
Net cash provided by financing activities	817	3,399

        Net cash used in operating activities for the six months ended December 31, 2012 and 2011, was $7.6 million and $3.4 million, respectively. The use of cash for the six months ended December 31, 2012, was primarily attributable to our  investments in bringing our microcutter products to market, including clinical trials and research and development activities, which were significantly more than the sales of our automated anastomotic systems used by cardiac surgeons to perform coronary bypass.

        Net cash provided by investing activities for the six months ended December 31, 2012, was $2.1 million, compared to the net cash used in investing activities of $2.7 million for the same period in 2011. Net cash provided by investing activities in the six months ended December 31, 2012, reflects net proceeds from the net sales of short term investments of $3.3 million, offset against purchases of property and equipment of $1.2 million, mainly to support for our microcutter development activities.

        Net cash provided by financing activities for the six months ended December 31, 2012 and 2011, was $0.8 million and $3.4 million, respectively. Net cash provided by financing activities for the six months ended December 31, 2012, consisted of the net proceeds of $0.7 million received from the sale of shares of common stock to MLV and approximately $0.1 million proceeds from the exercise of stock options which was also used to fund for our microcutter development activities.

We believe that our existing cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013, excluding the repayment of the $4.0 million debt principal outstanding. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our European clinical trial and the process for obtaining FDA approval for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	European market acceptance of our MicroCutter XCHANGE 30 which we launched in the last quarter of calendar year 2012;

●	the extent of our ongoing development of the MicroCutter XCHANGE 30, including alterations and post-commercialization improvements in connection with our European clinical trial based on early adopter experience with this newly commercial product;

●
the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the extent to which we access, or fail to access, capital in any equity or debt transaction; and

●	the effects of competing technological and market developments.

While we initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark in March 2012, following the completion of design verification and commercially launched in Europe on December 26, 2012. We intend to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 and develop XCHANGE 45 before continuing our efforts to develop the MicroCutter XPRESS 30.  We cannot predict when, if ever, we will generate significant commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of March 31, 2013, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at December 31, 2012, were as follows (in thousands):

Contractual Obligations:	Total	1/1/2013 - 6/30/2013	7/1/2013 - 6/30/2015	7/1/2015 - 6/30/2017
Operating lease obligations	$1,770	$313	$1,339	$118
Note payable, including interest	4,750	100	400	4,250
Total	$6,520	$413	$1,739	$4,368

        This compares to our future contractual obligations as of June 30, 2012, of $6.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        During the six months ended December 31, 2012, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

        Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

        We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Although we have revised the text of some of the risk factors set forth below, the underlying risks have not changes materially from the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, other than the ones that we have marked with an asterisk (*).

Risks Related to Our Finances and Capital Requirements

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

Our development efforts have consumed substantial capital to date. As of December 31, 2012, we had approximately $6.7 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding.  We believe that our existing cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through March 31, 2013, excluding the repayment of the $4.0 million debt principal outstanding. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital. Our Purchase Agreement with Aspire Capital has expired, and so we no longer have the ability to raise additional capital under that agreement. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our ongoing clinical trial and the process for obtaining FDA clearance for the commercial use of our microcutter products in the United States,and we could exhaust our available financial resources sooner than we currently expect.

        The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	European market acceptance of our MicroCutter XCHANGE 30, which we launched in the last quarter of calendar year 2012;

●
the extent of our ongoing development of the MicroCutter XCHANGE 30, including alterations and post-commercialization improvements in connection with our European clinical trial based on early adopter experience with this newly commercial product;

●
the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the extent to which we access, or fail to access, capital in any equity or debt transaction; and

●	the effects of competing technological and market developments.

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

*The sale of our common stock may cause substantial dilution to our existing stockholders, and the sale of the shares of common stock issued could cause the price of our common stock to decline.

We will need to raise additional capital, and sales of our common stock, may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity−related securities in the future at a time and at a price that we might otherwise wish to effect sales and will cause dilution. Further, due to the size of our market capitalization, we are limited in our ability to raise capital under our shelf registration statement, which may force us to raise capital, if needed and not available under our shelf registration statement, to raise capital in private placements, which may not be on terms as favorable to us as those that we could obtain in a public offering under our shelf registration statement, which could cause further dilution.

*We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred annual net losses since our inception in October 1997.  As of December 31, 2012, our accumulated deficit was approximately $145.8 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as our newly commercially launched MicroCutter XCHANGE 30, commercial sales and market adoption of our other planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our MicroCutter XCHANGE 30 and planned microcutter products in the United States.

Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

●	achievement of broad acceptance for our current products or future products that we may commercialize;

●	achievement of U.S. regulatory clearance or approval for additional products; and

●	successful sales, manufacturing, marketing and distribution of our products.

Through December 31, 2012, we have generated only $24,000 of revenue from the initial European commercial sales of the MicroCutter XCHANGE 30.  Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption.  Sales of our products and license and development activities generated revenues of only $1.8 million for the six month period ended December 31, 2012, and $3.7 million, $13.2 million and $4.0 million for fiscal years 2012, 2011 and 2010, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future.

Our cost of product sales was 103% of our net product sales for the six month period ended December 31, 2012, and 111% and 86% of our net product sales for fiscal years 2012 and 2011, respectively. We expect higher cost relative to product sales for the foreseeable future due to costs associated with commercializing, and post-commercialization improvements to our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant product sales.  Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

An existing arrangement with our current lender Century under which, as of December 31, 2012, $4.0 million of principal is outstanding allows or may allow this creditor to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to repay any of our debt obligations. After satisfaction of our debt obligations, we could have little or no proceeds left to distribute to the holders of our capital stock.

*Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●	European market acceptance of our MicroCutter XCHANGE 30, which we launched in the last quarter of calendar year 2012;

●
the extent of our ongoing development of the MicroCutter XCHANGE 30, including alterations and post-commercialization improvements in connection with our European clinical trial based on early adopter experience with this newly commercial product;

●
the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the extent to which we access, or fail to access, capital in any equity or debt transaction; and

●	the effects of competing technological and market developments.

Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Risks Related to Our Business

*We are dependent upon the success of our C-Port and PAS-Port systems to generate revenue in the near term, and we have U.S. regulatory clearance for our C-Port and PAS-Port systems only.  Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated and if we are unable to successfully commercialize our products, in particular, our microcutter product line, in the United States, our ability to generate revenue will be significantly delayed or halted, and our business will be harmed.

We have expended significant time, money and effort in the development the C-Port systems and the PAS-Port system. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006) and our C-Port Flex A in April 2007.  We commenced U.S. sales of our PAS-Port system in September 2008. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of our current PAS-Port and C-Port systems in the United States and EU market acceptance of our microcutter products.

*We are dependent upon the commercial success of our MicroCutter XCHANGE 30 in Europe which, if not successful, could prevent us from successfully commercializing our other microcutter products.

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30, and have only recently commercially launched the MicroCutter XCHANGE 30 in Europe.  If we are not successful in achieving clinical adoption of the MicroCutter XCHANGE 30 in Europe, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.  Although we generated our first commercial revenues from the MicroCutter XCHANGE 30 in December 2012, of $24,000, we expect that we will need to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 as early adopters in Europe use the MicroCutter XCHANGE 30.  We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter XCHANGE 30 in Europe.  The success, if any, of the MicroCutter XCHANGE 30 in the United States (if regulatory clearance is obtained), and our future microcutter products, may depend upon the commercial success of the MicroCutter XCHANGE 30 in Europe.   We cannot predict when, if ever, we will generate significant commercial revenue from the sale of the MicroCutter XCHANGE 30 or any other potential products in our anticipated microcutter product line.

*We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.

We completed the design verification for and applied the CE Mark to the MicroCutter XPRESS 30 and the MicroCutter XCHANGE 30.  While we initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staples used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  The MicroCutter XPRESS 30 requires further design modifications which we are delaying until completion of development of the MicroCutter XCHANGE 45. We have suspended development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 45 have been completed.  Significant additional research and development and financial resources will be required to continue the development of the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and other products in this planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 or other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products.  We may also face additional competition from generic microcutter products similar to currently commercially available products following expiration of patents on our competitors’ products, which we believe will begin in 2013.  Our failure to successfully develop and commercialize the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and/or other microcutter products would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

*Our products may never gain any significant degree of market acceptance, and a lack of market acceptance would have a material adverse effect on our business.

To date, our anastomosis products have not gained, and we cannot assure you that our anastomosis products or any other products that we may develop will gain, any significant degree of market acceptance among physicians or patients. We believe that recommendations by physicians will be essential for market acceptance of our products; however, we cannot assure you that significant recommendations will be obtained. Physicians will not recommend our products unless they conclude, based on clinical data and other factors, that the products represent a safe and acceptable alternative to other available options. In particular, physicians may elect not to recommend using our anastomosis products in surgical procedures until such time, if ever, as we successfully demonstrate with long-term data that our products result in patency rates comparable to or better than those achieved with hand-sewn anastomoses, and we resolve any technical limitations that may arise.  Further, if physicians have negative experiences with our anastomosis products in surgical procedures, whether due to the fault of our anastomosis products or the physician, the adoption of these products could be negatively impacted.

Assuming that we receive FDA clearance for one or more of our microcutter products, a number of factors will influence our ability to gain clinical adoption. In many surgical specialties, the use of laparoscopic and open surgical stapling devices is routine in clinical practice and an accepted standard of care. Two large companies, Johnson & Johnson and Covidien, dominate the market for surgical stapling devices. For our products to be clinically adopted, they must show benefits that are significant enough for surgeons to communicate their preference and to overcome any constraints on their hospitals’ ability to purchase competing products, such as purchasing contracts, to buy one of our stapling products to replace a competing device. In addition to this obstacle, our microcutter products must demonstrate the degree of reliability that surgeons have experienced with products that they have been using for years. Market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products. Further, if physicians are not able to use our microcutter products properly, or use them on tissue thicknesses for which they are not designed, adoption of our microcutter products may be negatively impacted.  Our anticipated limited human clinical data with respect to the use of any microcutter products that we may commercialize is likely to negatively impact the rate and extent of clinical adoption of the products. Any future recalls may impact physicians’ and hospitals’ perception of our products.

*Our products require training to use, and if physicians are not willing to undergo that training, or if they undergo the training but do not use our products properly, or for other reasons, our products may not gain any significant degree of market acceptance, and a lack of market acceptance would have a material adverse effect on our business.

Widespread use of our products will require the training of numerous physicians, and the time required to complete training could result in a delay or dampening of market acceptance. Even if the safety and efficacy of our products is established, physicians may use our products improperly due to unfamiliarity with the products, or may use the MicroCutter XCHANGE 30 on tissues with thicknesses greater than the specifications for the MicroCutter XCHANGE 30.  If this were to happen, the MicroCutter XCHANGE 30 may not function as desired for the physicians and could be reported as a problem with the MicroCutter XCHANGE 30 rather than the physicians using it improperly, which could damage the reputation of the MicroCutter XCHANGE 30 and cause other physicians to consider the MicroCutter XCHANGE 30 to be not a safe product.  Further, physicians may elect not to use our products for a number of other reasons beyond our control, including inadequate or no reimbursement from health care payors, physicians’ reluctance to use products that have not been proven through time in the market, the introduction of competing devices by our competitors and pricing for our products. Failure of our products to achieve any significant market acceptance would have a material adverse effect on our business, financial condition and results of operations.

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

We have been advised by the FDA that it will require clinical data related to the staple design as part of a 510(k) submission for the MicroCutter XCHANGE 30 and our other planned products.  We recommenced enrolling patients in the clinical trial with the MicroCutter XCHANGE 30 in Europe in July 2012, and anticipate that the results of the clinical trial will be available in the second quarter of calendar 2013, and if the results are favorable, we anticipate that we will submit a 510(k) submission to the FDA in the third quarter of calendar 2013.  It is possible that the FDA will require data from a larger or different group of patients than the patients that we are enrolling in our clinical trial, or will reject the choice of design and controls used in our clinical trial.  Additionally, it is possible that the FDA could take the position that the use of surgical staplers in a foreign country represents a standard of care that is not consistent with use in the U.S. and thus the results of the trial are not relevant to our submission.

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. We rely substantially on the premarket notification process for FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  This provision allows many medical devices to avoid human clinical trials if the product is “substantially equivalent” to another device already on the market.  Premarket notification requires a new device to be compared for safety, effectiveness and technological characteristics to another device (or multiple devices) already on the market.  A successful 510(k) submission results in FDA clearance for commercialization.  In 2011, an Istitute of Medicine panel recommended that this 510(k) process be significantly revised to be more restrictive.  While the IOM report is non-binding, we do not know if or when the FDA will act on this recommendation.  If we can no longer use the 510(k) pathway in the future, we may be required to perform clinical trials for our new products in order to obtain clearance or approval for commercialization.  If so, our development costs will increase substantially, and the likelihood of approval for some of our products may be reduced.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance or the approval of a PMA before the modified product can be marketed. Any products or product enhancements that we develop that require regulatory clearance or approval, including the MicroCutter XCHANGE 30 and the MicroCutter XPRESS 30, may not be cleared or approved on the timelines that we currently anticipate, if approved at all. Any new products or any product enhancements that we develop may not be subject to the shorter 510(k) clearance process, but may instead be subject to the more lengthy PMA requirements. Additionally, even if 510(k) or other regulatory clearance is granted for the MicroCutter XCHANGE 30 or any other potential product, the approved indications for use may be limited, and the FDA may require additional animal or human clinical data prior to any potential approval of additional indications. In particular, we anticipate that if 510(k) clearance is granted for the MicroCutter XCHANGE 30, the initially approved indications for use would be limited to only certain gastrointestinal surgical procedures due to our focus initially on one staple size, which will limit the use of our microcutter products for use only with certain tissue thicknesses, and that the FDA would require additional data prior to any potential approval for additional surgical procedures.

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

Clinical trials sometimes experience delays related to outcomes experienced during the course of the trials, which may result in a material delay in the trial and could lead to more significant delays or other effects in future trials. For example, we suspended our clinical trial of the MicroCutter XPRESS 30 in Europe because, during the clinical trial, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures. We believe that we have identified the causes for the unsatisfactory deployments, which will require modifications to the MicroCutter XPRESS 30, and we will consider continuation of development of the MicroCutter XPRESS 30 after completing development of the MicroCutter XCHANGE 45.

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

        We derive a substantial portion of our revenue from sales to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the six month periods ended December 31, 2012 and 2011, sales to Century accounted for approximately 32% and 29%, respectively, of our total product sales. For fiscal years 2012 and 2011, sales to Century accounted for approximately 32% and 22%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors have products that are approved in advance of ours, marketed more effectively or demonstrated to be more effective than ours, our commercial opportunity will be reduced or eliminated and our business will be harmed.

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe, we have only generated minimal revenues from this launch through December 31, 2012.  The MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and other planned products in the microcutter product line, if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

●	reduced product size;

●	ease of use;

●	product quality and reliability;

●	multi-fire capability;

●	device cost-effectiveness;

●	degree of articulation;

●	surgeon relationships; and

●	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market, and their products constitute the standard of care in this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business.  Further, we may also face additional competition from generic microcutter products similar to currently commercially available products following expiration of patents on our competitors’ products, which we believe will begin in 2013.

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

*If we fail to retain key personnel, or to retain our executive management team, we may be unable to successfully develop or commercialize our products.

Our business and future operating results depend significantly on the continued contributions of our key technical personnel and senior management, and in particular our co-founder, CEO and President, Bernard Hausen, M.D., Ph.D. Dr. Hausen speaks German, has many relationships valuable to our company with physicians in Europe, and is the primary contact for our company with many of the physicians using our microcutter products in Europe.  These services and individuals, and in particular Dr. Hausen, would be difficult or impossible to replace and none of these individuals is subject to a post-employment non-competition agreement. While we are subject to certain severance obligations to Dr. Hausen, either he or we may terminate his employment at any time and for any lawful reason or for no reason.  Additionally, although we have key-person life insurance in the amount of $3.0 million on the life of Dr. Hausen, we cannot assure you that this amount would fully compensate us for the loss of Dr. Hausen's services. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

        As of December 31, 2012, we had 63 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

Risks Related to Our Common Stock

*The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

      An active and liquid trading market for our common stock may not develop or be sustained.  Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	completion of development and commercial launch of our microcutter products, and the timing thereof;

●	perceptions that we may not be able to raise capital as needed, or that investors will be substantially diluted if we do raise capital;

●	market acceptance and adoption of our products;

●	regulatory clearance or approvals of or other regulatory developments with respect to our products;

●	volume and timing of orders for our products;

●	changes in earnings estimates, investors' perceptions, recommendations by securities analysts or our failure to achieve analysts' earnings estimates;

●	quarterly variations in our or our competitors' results of operations;

●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

●	the announcement of new products or product enhancements by us or our competitors;

●	announcements related to patents issued to us or our competitors and to litigation; and

●	developments in our industry.

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

        Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 20% of our outstanding common stock as of December 31, 2012. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

*If our stock price declines, our common stock may be subject to delisting from the NASDAQ Global Market.

In November 2012, we received notice from the NASDAQ Global Market that we did not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market because for 30 consecutive business days the market value of our common stock had been below $50,000,000.  Although in January 2013, our stock price increased and we received a letter from Nasdaq stating that the we had regained compliance with the listing rule and that matter was closed, we cannot guarantee that our stock price will remain sufficiently high to continue to meet the listing requirements.  If our stock price drops again our common stock may once again not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market, and our common stock could be delisted from that market if we do not regain compliance within 180 days of any new notice received from Nasdaq.

ITEM 6. EXHIBITS

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. Ö
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (5)

3.5	Amended and Restated Bylaws of Cardica, Inc. (3)
4.1	Form of Warrant dated September 30, 2009. (4)
10.1	Cardica, Inc. 2005 Equity Incentive Plan. (6)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 000-51772, filed with the Securities and Exchange Commission on November 15, 2010, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 16, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on September 29, 2009, and incorporated herein by reference.
(5)	Incorporated by reference from Exhibit 3.1of the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 19, 2012.
(6)	Incorporated by reference from Appendix A of the Company’s definitive proxy statement on Schedule 14A, File No. 000-51772, filed with the Securities and Exchange Commission on October 16, 2012.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: February 8, 2013	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: February 8, 2013	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. Ö
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (5)
3.5	Amended and Restated Bylaws of Cardica, Inc. (3)
4.1	Form of Warrant dated September 30, 2009. (4)
10.1	Cardica, Inc. 2005 Equity Incentive Plan. (6)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, File No. 000-51772, filed with the Securities and Exchange Commission on November 15, 2010, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 16, 2010, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on September 29, 2009, and incorporated herein by reference.
(5)	Incorporated by reference from Exhibit 3.1of the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 19, 2012.
(6)	Incorporated by reference from Appendix A of the Company’s definitive proxy statement on Schedule 14A, File No. 000-51772, filed with the Securities and Exchange Commission on October 16, 2012.