Form 10-Q
period 2013-03-31
CARDICA INC
filed 2013-05-10
CIK 1178104

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

On May 6, 2013, there were 51,060,614 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2013
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Balance Sheets at March 31, 2013, and June 30, 2012	3

b. Condensed Statements of Operations for the three and nine months ended March 31, 2013 and 2012	4

c. Condensed Statements of Comprehensive Loss for the three and nine months ended March 31, 2013 and 2012	5

d. Condensed Statements of Cash Flows for the nine months ended March 31, 2013 and 2012	6

e. Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	40

SIGNATURES	41

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CARDICA, INC.
CONDENSED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	March 31, 2013	June 30, 2012
Assets
Current assets:
Cash and cash equivalents	$15,603	$8,472
Short-term investments	1,357	6,173
Accounts receivable	335	299
Inventories	1,400	576
Prepaid expenses and other current assets	251	214
Total current assets	18,946	15,734

Property and equipment, net	3,272	2,304
Restricted cash	104	104
Total assets	$22,322	$18,142

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,417	$862
Accrued compensation	587	410
Other liabilities	540	408
Current portion of deferred revenue	528	738
Total current liabilities	3,072	2,418

Deferred revenue, net of current portion	1,610	1,652
Note payable	2,720	2,532
Other non-current liabilities	168	180
Total liabilities	7,570	6,782

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: no shares issued and outstanding at March 31, 2013, and June 30, 2012
Common stock, $0.001 par value: 65,000,000 shares authorized: 51,052,614 and 36,511,388 shares issued and outstanding at March 31, 2013, and June 30, 2012, respectively	51	37
Additional paid-in capital	164,999	149,348
Treasury stock at cost (66,227 shares at March 31, 2013, and June 30, 2012)	(596)	(596)
Accumulated comprehensive loss	—	(5)
Accumulated deficit	(149,702)	(137,424)
Total stockholders' equity	14,752	11,360
Total liabilities and stockholders' equity	$22,322	$18,142

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Net revenue:
Product sales, net	$767	$852	$2,322	$2,430
License and development revenue	84	84	252	252
Royalty revenue	17	17	53	53
Total net revenue	868	953	2,627	2,735

Operating costs and expenses:
Cost of product sales	1,089	969	2,689	2,875
Research and development	2,022	1,960	6,848	4,999
Selling, general and administrative	1,593	1,644	5,040	4,668
Total operating costs and expenses	4,704	4,573	14,577	12,542

Loss from operations	(3,836)	(3,620)	(11,950)	(9,807)

Interest income	2	3	11	6
Interest expense	(114)	(105)	(339)	(161)
Other income (expense), net	2	—	—	(1)
Net loss	$(3,946)	$(3,722)	$(12,278)	$(9,963)
Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.33)	$(0.35)

Shares used in computing basic and diluted net loss per common share	38,633	31,880	37,436	28,594

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Net loss	$(3,946)	$(3,722)	$(12,278)	$(9,963)
Other comprehensive gain:
Change in unrealized gain on investments	1	(1)	5	(1)
Comprehensive loss	$(3,945)	$(3,723)	$(12,273)	$(9,964)

See accompanying notes to the condensed financial statements.

CARDICA, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended March 31,
	2013	2012
Operating activities:
Net loss	$(12,278)	$(9,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	858	598
Stock-based compensation expense	772	622
Non cash interest expense	188	85
Changes in operating assets and liabilities:
Accounts receivable	(36)	(128)
Prepaid expenses and other current assets	(37)	(49)
Inventories	(824)	231
Accounts payable and other accrued liabilities	675	889
Accrued compensation	177	15
Deferred revenue	(252)	1,359
Net cash used in operating activities	(10,757)	(6,341)

Investing activities:
Purchases of property and equipment	(1,826)	(2,291)
Proceeds from maturities of short-term investments	8,213	4,426
Purchases of short-term investments	(3,392)	(5,833)
Net cash provided by (used in) investing activities	2,995	(3,698)

Financing activities:
Net proceeds from issuances of common stock	14,893	14,962
Net proceeds from issuances of notes payable	—	2,390
Net cash provided by financing activities	14,893	17,352

Net increase in cash and cash equivalents	7,131	7,313
Cash and cash equivalents at beginning of period	8,472	7,832
Cash and cash equivalents at end of period	$15,603	$15,145

Supplemental disclosure of cash flow information:
Interest paid	$151	$27

Supplemental disclosure of non-cash activities:
Common stock returned in connection with Aspire common stock purchase agreement	$(230)	$—

See accompanying notes to the condensed financial statements.

 CARDICA, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2013
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

The Company initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011, began enrolling patients in a European clinical trial.  The Company suspended its clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011, and recommenced enrollment in the clinical trial with its MicroCutter XCHANGE 30 in July 2012.  Prior to recommencing the clinical trial of the MicroCutter XCHANGE 30, the Company introduced this product to surgeons in Europe to validate the adequate function of the MicroCutter XCHANGE 30.  As part of the Company’s controlled launch, on December 26, 2012, the Company commercially launched its first shipment to its distributor in Europe.  The Company will continue to make enhancements and improvements to the MicroCutter XCHANGE 30 based on feedback from surgeons.

To date, the Company generated revenues almost exclusively from the sale of automated anastomotic systems, and has generated only minimal revenues from the commercial sales of the MicroCutter XCHANGE 30, as it was only recently introduced to the European market.

Need for Additional Capital

The Company has incurred cumulative net losses of $149.7 million through March 31, 2013, and negative cash flows from operating activities and expects to incur losses for the next several years. Management plans to continue to finance the Company’s operations with equity or debt issuances or through collaboration arrangements. There is no guarantee that such funding will be available to the Company on acceptable terms, or at all, or that such funding will be received in a timely manner, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development or commercialization programs. There is no guarantee that the Company will be able to reduce its expenditures without materially and adversely affecting the business.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On March 15, 2013, the Company entered into an underwriting agreement with Wedbush Securities Inc. ( “Wedbush”) relating to the offering, issuance and sale of an aggregate of 14,251,368 shares of the Company’s common stock, $0.001 par value per share.  On March 20, 2013, the Company completed the sale of 14,251,368 shares of its common stock at a price to the public of $1.05 per share.  Net proceeds from the financing to the Company were $14.1 million.

On February 8, 2012, the Company entered into an underwriting agreement with Wedbush relating to the offering, issuance and sale of an aggregate of 9,091,000 shares of the Company’s common stock, $0.001 par value per share.  On February 13, 2012, the Company completed the sale of 9,091,000 shares of its common stock at a price to the public of $1.65 per share. Net proceeds from the financing to the Company were $13.9 million.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of the Company’s common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement which may be effected by either MLV or the Company at any time upon 10 days’ notice to the other party. As of March 31, 2013, the Company had received net proceeds of $0.7 million from the sale of an aggregate of 445,593 shares of common stock through MLV.

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

The Purchase Agreement provided that the Company may not issue and sell more than 4,930,747 shares of the Company’s common stock, including the 295,567 commitment shares issued to Aspire Capital, under the Purchase Agreement.  The Purchase Agreement terminated on February 10, 2013, and 166,759 shares of the Company’s common stock issued pursuant to the Purchase Agreement were returned to the Company during the three months ended March 31, 2013, as the maximum numbers of shares available under the Purchase Agreement were not sold to Aspire.  Based on the quoted price, the shares were valued at $1.38 per share, or $230,000.  The Company is no longer entitled to sell any further shares of the Company’s common stock to Aspire Capital under the Purchase Agreement.  As of March 31, 2013, a total of 1,478,808 shares of common stock (including the 128,808 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of 1,350,000 shares of common stock. During the nine months ended March 31, 2013, the Company did not issue any shares under the Purchase Agreement.

Stock-Based Compensation

Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Cost of product sales	$19	$24	$70	$61
Research and development	54	33	192	124
Selling, general and administrative	150	239	510	437
Total	$223	$296	$772	$622

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(3,946)	$(3,722)	$(12,278)	$(9,963)
Denominator:
Weighted-average common shares outstanding	38,633	31,880	37,436	28,594
Less: Weighted-average unvested restricted stock	—	—	—	—
Denominator for basic and diluted net loss per share	38,633	31,880	37,436	28,594
Basic and diluted net loss per common share	$(0.10)	$(0.12)	$(0.33)	$(0.35)

      The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of March 31, 2013 and 2012, because their effect would be antidilutive (in thousands):

	As of March 31,
	2013	2012
Options to purchase common stock	4,186	3,989
Unvested restricted stock awards	62	67
Warrants	3,991	4,646
Total	8,239	8,702

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,156	$—	$—	$12,156
Short-term investments:
Corporate debt securities	—	857	—	857
Commercial paper	—	500	—	500

Total assets at fair value	$12,156	$1,357	$—	$13,513

	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,805	$—	$—	$6,805
Commercial paper	—	500	—	500
Short-term investments:
Corporate debt securities	—	4,243	—	4,243
Commercial paper	—	999	—	999
Certificates of deposit	—	931	—	931

Total assets at fair value	$6,805	$6,673	$—	$13,478

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

As of March 31, 2013, the Company’s material current financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable, were reported at their current carrying values which approximate fair value given the short-term nature of these instruments with maturity dates of less than one year. As of March 31, 2013, the Company’s note payable was reported at current carrying value which approximates fair value based on Level 3 measurement involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s.

NOTE 5 – SHORT-TERM INVESTMENTS

The Company held investments in marketable securities as of March 31, 2013, and June 30, 2012, with maturity dates of less than one year.

The Company’s short-term investments consisted of the following (in thousands):

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$857	$—	$—	$857
Commercial paper	500	—	—	500

Total	$1,357	$—	$—	$1,357

	As of June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$4,246	$—	$(3)	$4,243
Commercial paper	1,000	—	(1)	999
Certificates of deposit	932	—	(1)	931

Total	$6,178	$—	$(5)	$6,173

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	March 31, 2013	June 30, 2012
Raw materials	$303	$170
Work in progress	536	128
Finished goods	561	278
Total	$1,400	$576

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

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt.  This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan. As of March 31, 2013, and June 30, 2012, the balance of the loan was $2.7 million and $2.5 million net of debt issuance costs of $1.3 million and $1.5 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

 For the three months ended March 31, 2013 and 2012, sales to Century accounted for approximately 36% and 37%, respectively, and for the nine months ended March 31, 2013 and 2012, 34% and 31%, respectively, of our total product sales. As of March 31, 2013, and June 30, 2012, Century accounted for approximately 1% and 30%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for each of the nine months ended March 31, 2013 and 2012, related to this arrangement was $252,000 and, as of March 31, 2013, $125,000 had been recorded as deferred revenue related to this arrangement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as  the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the nine months ended March 31, 2013 or 2012.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of March 31, 2013, and June 30, 2012.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the Distribution Agreement with Century, the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million (see Note 7, Distribution, License, Development and Commercialization Agreements).  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $1.6 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by a substantial portion of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property.  As of March 31, 2013, and June 30, 2012, the balance of the loan was $2.7 million and $2.5 million net of debt issuance costs of $1.3 million and $1.5 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

 NOTE 9 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012.  The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheet as of March 31, 2013, and June 30, 2012, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  March 31, 2013, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
	$
2013 (remaining three months)		156
2014		649
2015		690
2016		118
Total minimum lease payments		$1,613

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue, sufficiency of cash resources or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimate,””believe,” “potential,” or “continue” or variations or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

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

We initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, and in November 2011, began enrolling patients in a European clinical trial.  We suspended our clinical trial of the MicroCutter XPRESS 30 in Europe in December 2011, and recommenced enrollment of the clinical trial with our MicroCutter XCHANGE 30 in July 2012.  Prior to recommencing the clinical trial of the MicroCutter XCHANGE 30, we introduced this product to surgeons in Europe to validate the adequate function of the MicroCutter XCHANGE 30.  As part of our controlled launch, on December 26, 2012, we commercially launched our first shipment to our distributor in Europe.  We will continue to make enhancements and improvements to the MicroCutter XCHANGE 30 based on feedback from surgeons.

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

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of March 31, 2013, more than 13,700 C-Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of March 31, 2013, more than 31,500 PAS-Port systems had been sold in the United States, Europe and Japan.

We use independent distributors and manufacturers’ representatives to augment a small core direct sales team for our C-Port and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line.

For the nine months ended March 31, 2013, we generated net revenue of $2.3 million, including $99,000 from commercial sales of the MicroCutter XCHANGE 30 and $252,000 of license and development revenue, and incurred a net loss of $12.3 million.

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

On March 20, 2013, we completed the sale of 14,251,368 shares of our common stock at a price to the public of $1.05 per share.  Net proceeds from the financing to us were $14.1 million.  As of March 31, 2013, we had approximately $17.0 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding.  We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2013, excluding the repayment of $4.0 million debt principal outstanding. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital.  The audit report on our financial statements for the year ended June 30, 2012, included an explanatory paragraph highlighting the substantial doubt about our ability to continue as a going concern.  We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect.  The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and additional potential products in our anticipated microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $252,000 had been recorded as license and development revenue for each of the nine months ended March 31, 2013 and 2012, respectively, and $125,000 had been recorded as deferred revenue as of March 31, 2013.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with Aspire Capital

Subject to the terms and conditions of our Purchase Agreement with Aspire Capital, we had a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The Purchase Agreement terminated on February 10, 2013, and 166,759 shares of our common stock issued pursuant to the Purchase Agreement were returned to us during the three months ended March 31, 2013, as the maximum numbers of shares available under the Purchase Agreement were not sold to Aspire.  Based on the quoted price, the shares were valued at $1.38 per share, or $230,000.  We are no longer entitled to sell any further shares of our common stock to Aspire Capital under the Purchase Agreement.  As of March 31, 2013, a total of 1,478,808 shares of common stock (including the 128,808 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of 1,350,000 shares of common stock at an average price of $3.23 per share.

Agreement with MLV

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent.  The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources.  The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement.  As of March 31, 2013, we received net proceeds of $0.7 million from the sale of an aggregate of 445,593 shares of common stock through MLV.

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

 Results of Operations

Comparison of the three month periods ended March 31, 2013 and 2012

Net Revenue. Total net revenue was $868,000 for the three months ended March 31, 2013, compared to $953,000 for the same period in 2012. Product sales decreased by $85,000, or 10%, to $767,000 for the three months ended March 31, 2013, compared to $852,000 for the same period in 2012. The decrease in product sales for the three months ended March 31, 2013, was primarily attributable to lower C-Port systems sales, offset in part by our MicroCutter XCHANGE 30 commercial sales of $75,000.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were unchanged compared to the prior period in 2012.

For the three months ended March 31, 2013 and 2012, sales to Century accounted for approximately 36% and 37%, respectively, of our total product sales.

      Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $120,000, or 12%, to $1.1 million for the three months ended March 31, 2013, compared to $1.0 million for the same period in 2012. The increase in cost of product sales resulted primarily from a recorded  inventory valuation adjustment to reduce the cost of inventory to its net realizable value by $673,000 in the three months ended March 31, 2013, compared to $34,000 for the same period in 2012, primarily due to our higher inventory costs for the MicroCutter XCHANGE 30, and we recorded capitalized labor and overhead to inventory by $292,000 for inventory produced during the quarter and not sold, compared to $123,000 for the same period in 2012.  In addition, we released $1,800 of excess and obsolete inventory reserves as a result of units sold in the three months ended March 31, 2013.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense increased by $62,000, or 3%, to $2.0 million for the three months ended March 31, 2013. The increase was primarily attributable to an increase in clinical expenses of $168,000 due to our microcutter clinical trial in Europe, as well as an increase in depreciation expenses of $167,000 due to the amortization of the completed molds and tools for our microcutter development. These increases were partially offset by lower material purchases of $465,000 as costs are shifted to inventory.  There were also increases in salaries and benefits of $100,000 due primarily to an increase in the number of personnel.

We anticipate that research and development expenses will decrease in absolute terms in future periods as the clinical trial is completed.

Selling, General and Administrative Expense. Selling, general and administrative expense decreased by $51,000, or 3%, to $1.6 million for the three months ended March 31, 2013.  The decrease in selling, general and administrative expense was primarily attributable to a decrease in salaries and benefits of $16,000 due to a decrease in the number of personnel, a decrease in stock-based compensation charges of $89,000 due primarily to the use of the accelerated method of expensing, and a decrease in travel expenses of $37,000 due to fewer travel expenses from our sales team, partially offset by an increase in consulting and professional service expenses of $108,000 due to the sales and marketing effort for our microcutter products in Europe.

We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we continue to expand our sales and marketing effort to commercialize our microcutter products in Europe.

Interest Expense. Interest expense was $114,000 for the three months ended March 31, 2013, compared to $105,000 for the same period in 2012. The increase in interest expense was due to the interest, including the  amortization of debt discount, on our note payable to Century, which we issued in September and December 2011.  We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2016, and the debt discount is amortized using the effective interest method.

Comparison of the nine month periods ended March 31, 2013 and 2012

Net Revenue. Total net revenue of $2.6 million for the nine months ended March 31, 2013, compared to $2.7 million for the for the same period in 2012. Product sales decreased by $0.1 million, or 4% to $2.3 million for the nine months ended March 31, 2013, compared to $2.4 million for the same period in 2012. The decrease in product sales was primarily attributable to lower C-Port systems sales, offset in part by our MicroCutter XCHANGE 30 commercial sales of $99,000.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were unchanged compared to the prior period in 2012.

For the nine months ended March 31, 2013 and 2012, sales to Century accounted for approximately 34% and 31%, respectively, of our total product sales.

Cost of Product Sales. Cost of product sales decreased by $186,000, or 6%, to $2.7 million for the nine months ended March 31, 2013, compared to $2.9 million for the same period in 2012. The decrease in cost of product sales resulted primarily from an allocation of overhead to Research and Development for work performed on our microcutter product line (as the microcutter product line was commercialized in December 2012) which was previously absorbed solely by production of PAS-Port and C-Port systems, partially offset by increased overhead spending.  We recorded an inventory valuation adjustment to reduce the cost of inventory to its net realizable value by $866,000 in the nine months ended March 31, 2013, compared to $162,000 for the same period in 2012, primarily due to our higher inventory costs for the MicroCutter XCHANGE 30, and we recorded capitalized labor and overhead to inventory by $526,000 for inventory produced and not sold, compared to $388,000 for the same period in 2012. In addition, we released $8,100 of excess and obsolete inventory reserves as a result of units sold in the nine months ended March 31, 2013.

Research and Development Expense. Research and development expense increased by $1.8 million, or 37%, to $6.8 million for the nine months ended March 31, 2013, compared to $5.0 million for the same period in 2012. The increase in research and development expenses was primarily attributable to an increase in clinical expenses of $421,000 due to our microcutter clinical trial in Europe, an increase in material purchases of $254,000 for our development of the microcutter product line and an increase in depreciation expenses of $440,000 due to the amortization of the completed molds and tools for our microcutter development.   In addition, we had an increase in salaries and benefits of $308,000 due primarily to an increase in the number of personnel and increase facility related expenses of $186,000.

Selling, General and Administrative Expense. Selling, general and administrative expense increased $372,000, or 8%, to $5.0 million for the nine months ended March 31, 2013, compared to $4.7 million for the same period in 2012. The increase in selling, general and administrative expense was primarily attributable to an increase in salaries and benefits of $106,000 due to higher bonus accrual, higher stock-based compensation charges of $74,000 due to hires that reflected expenses for nine months ended March 31, 2013, compared to five months ended March 31, 2012, and an increase in professional services expenses of $296,000 due to the sales and marketing effort for our microcutter products in Europe.

Interest Expense. Interest expense was $339,000 for the nine months ended March 31, 2013, compared to $161,000 for the same period in 2012. The increase in interest expense was due to the interest accretion of debt discount on our notes payable to Century, which we issued in September and December 2011.

Off Balance Sheet Arrangements

      As of March 31, 2013, except for a real estate operating lease for our headquarters in Redwood City, California, expiring in August 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2013, our accumulated deficit was $149.7 million and we had cash, cash equivalents and short-term investments of $17.0 million, as compared to $14.6 million at June 30, 2012. We currently invest some of our cash, cash equivalents and short-term investments in money market funds, corporate debt securities and commercial papers. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

On March 15, 2013, we entered into an underwriting agreement with Wedbush relating to the offering, issuance and sale of an aggregate of 14,251,368 shares of our common stock, $0.001 par value per share.  On March 20, 2013, we completed the sale of 14,251,368 shares of our common stock at a price to the public of $1.05 per share.  Net proceeds from the financing to us were $14.1 million.

On February 8, 2012, we entered into an underwriting agreement with Wedbush relating to the offering, issuance and sale of an aggregate of 9,091,000 shares of our common stock, $0.001 par value per share. On February 13, 2012, we completed the sale of 9,091,000 shares of our common stock at a price to the public of $1.65 per share. Net proceeds from the financing to us were $13.9 million.

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

On August 3, 2011, we entered into the ATM Agreement with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days’ notice to the other party.  As of March 31, 2013, we had received net proceeds of $0.7 million from the placement of an aggregate of 445,593 shares of common stock through MLV.

On December 14, 2010, we entered into a Purchase Agreement with Aspire Capital, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $10.0 million of shares of our common stock over the term of the Purchase Agreement at purchase prices determined in accordance with the Purchase Agreement. In consideration for entering into the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The Purchase Agreement terminated on February 10, 2013, and 166,759 shares of our common stock issued pursuant to the Purchase Agreement were returned to us during the three months ended March 31, 2013, as the maximum numbers of shares available under the Purchase Agreement were not sold to Aspire.  Based on the quoted price, the shares were valued at $1.38 per share, or $230,000.  We are no longer entitled to sell any further shares of our common stock to Aspire Capital under the Purchase Agreement.  As of March 31, 2013, we have received $4.4 million from the sale of a total of 1,350,000 shares of common stock (excluding the 128,808 Commitment Shares) to Aspire Capital pursuant to the Purchase Agreement.

Summary cash flow data is as follows (in thousands):

	Nine months ended March 31,
	2013	2012
Net cash used in operating activities	$(10,757)	$(6,341)
Net cash provided by (used in) investing activities	2,995	(3,698)
Net cash provided by financing activities	14,893	17,352

Net cash used in operating activities for the nine months ended March 31, 2013 and 2012, was $10.8 million and $6.3 million, respectively. The use of cash for the nine months ended March 31, 2013, was primarily attributable to our investments in bringing our microcutter products to market, including clinical trials and research and development activities, which were significantly more than the sales of our automated anastomotic systems used by cardiac surgeons to perform coronary bypass.

Net cash provided by investing activities for the nine months ended March 31, 2013, was $3.0 million, compared to the net cash used in investing activities of $3.7 million for the same period in 2012. Net cash provided by investing activities in the nine months ended March 31, 2013, reflects net proceeds from the net sales of short term investments of $4.8 million, offset against purchases of property and equipment of $1.8 million, mainly to support for our microcutter development activities.

Net cash provided by financing activities for the nine months ended March 31, 2013 and 2012, was $14.9 million and $17.4 million, respectively. Net cash provided by financing activities for the nine months ended March 31, 2013, consisted of the net proceeds of $14.1 million received from our public offering of our common stock, $0.7 million received from the sale of shares of common stock to MLV and approximately $0.1 million proceeds from the exercise of stock options.

We believe that our existing cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2013, excluding the repayment of the $4.0 million debt principal outstanding. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our European clinical trial and the process for obtaining FDA clearance for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

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

While we initiated first-in-man use of the MicroCutter XPRESS 30, with the CE Mark, in Europe in July 2011, the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of staple used in the procedures, and we suspended our clinical trial and the use of this product to make modifications to address these issues.  We have shifted our development priority to the MicroCutter XCHANGE 30, to which we applied the CE Mark in March 2012, following the completion of design verification and commercially launched in Europe on December 26, 2012. We intend to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 and develop XCHANGE 45 before continuing our efforts to develop the MicroCutter XPRESS 30.  We cannot predict when, if ever, we will generate significant commercial revenue from the sale of either of these products or any other potential products in our anticipated microcutter product line.  Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of December 31, 2013, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at March 31, 2013, were as follows (in thousands):

Contractual Obligations:	Total	4/1/2013 - 6/30/2013	7/1/2013 - 6/30/2015	7/1/2015 - 6/30/2017
Operating lease obligations	$1,613	$156	$1,339	$118
Note payable, including interest	4,700	50	400	4,250
Total	$6,313	$206	$1,739	$4,368

This compares to our future contractual obligations as of June 30, 2012, of $6.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our development efforts have consumed substantial capital to date. As of March 31, 2013, we had approximately $17.0 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding.  We believe that our existing cash, cash equivalents and short-term investments, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through December 31, 2013, excluding the repayment of the $4.0 million debt principal outstanding. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital. Our Purchase Agreement with Aspire Capital has expired, and so we no longer have the ability to raise additional capital under that agreement. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our ongoing clinical trial and the process for obtaining FDA clearance for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

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

We have incurred annual net losses since our inception in October 1997.  As of March 31, 2013, our accumulated deficit was approximately $149.7 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as our newly commercially launched MicroCutter XCHANGE 30, commercial sales and market adoption of our other planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our MicroCutter XCHANGE 30 and planned microcutter products in the United States.

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

Through March 31, 2013, we have generated only $99,000 of revenue from the European commercial sales of the MicroCutter XCHANGE 30.  Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption.  Sales of our products and license and development activities generated revenues of only $2.6 million for the nine month period ended March 31, 2013, and $3.7 million, $13.2 million and $4.0 million for fiscal years 2012, 2011 and 2010, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future.

Our cost of product sales was 116% of our net product sales for the nine month period ended March 31, 2013, and 111% and 86% of our net product sales for fiscal years 2012 and 2011, respectively. We expect higher cost relative to product sales for the foreseeable future due to costs associated with commercializing, and post-commercialization improvements to our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we may not achieve profitability even if we are able to generate significant product sales.  Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

An existing arrangement with our current lender Century under which, as of March 31, 2013, $4.0 million of principal is outstanding allows or may allow this creditor to liquidate our assets, which may include our intellectual property rights, if we are in default or breach of our debt obligations for a continued period of time. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to repay any of our debt obligations. After satisfaction of our debt obligations, we could have little or no proceeds left to distribute to the holders of our capital stock.

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

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the nine month periods ended March 31, 2013 and 2012, sales to Century accounted for approximately 34% and 31%, respectively, of our total product sales. For fiscal years 2012 and 2011, sales to Century accounted for approximately 32% and 22%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors have products that are approved in advance of ours, marketed more effectively or demonstrated to be more effective than ours, our commercial opportunity will be reduced or eliminated and our business will be harmed.

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe, we have only generated minimal revenues from this launch through March 31, 2013.  The MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45, the MicroCutter XPRESS 30 and other planned products in the microcutter product line, if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

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

As of March 31, 2013, we had 64 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 19% of our outstanding common stock as of March 31, 2013. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

In addition, Section 203 of the Delaware General Corporation Law generally prohibits us from engaging in any business combination with certain persons who own 15% or more of our outstanding voting stock or any of our associates or affiliates who at any time in the past three years have owned 15% or more of our outstanding voting stock. These provisions may have the effect of entrenching our management team and may deprive our stockholders of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

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

Cardica, Inc.
Date: May 10, 2013	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: May 10, 2013	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. Ö
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (5)
3.5	Amended and Restated Bylaws of Cardica, Inc. (3)
4.1	Form of Warrant dated September 30, 2009. (4)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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