Form 10-Q
period 2013-09-30
CARDICA INC
filed 2013-11-12
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

On November 4, 2013, there were 51,218,019 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Balance Sheets at September 30, 2013, and June 30, 2013	3

b. Condensed Statements of Operations for the three months ended September 30, 2013 and 2012	4

c. Condensed Statements of Comprehensive Loss for the three months ended September 30, 2013 and 2012	5

d. Condensed Statements of Cash Flows for the three months ended September 30, 2013 and 2012	6

e. Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	41

SIGNATURES	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$2,936	$6,373
Short-term investments	6,478	6,022
Accounts receivable, net of allowance of $33 and $33	280	391
Inventories	1,545	1,457
Prepaid expenses and other current assets	201	253
Total current assets	11,440	14,496

Property and equipment, net	2,817	3,161
Restricted cash	104	104
Total assets	$14,361	$17,761

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$958	$764
Accrued compensation	475	600
Other accrued liabilities	465	420
Current portion of deferred revenue	403	444
Total current liabilities	2,301	2,228

Deferred revenue, net of current portion	1,610	1,610
Note payable	2,860	2,788
Other non-current liabilities	152	161
Total liabilities	6,923	6,787

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: no shares issued and outstanding at September 30, 2013, and June 30, 2013	—	—
Common stock, $0.001 par value: 75,000,000 shares authorized: 51,190,019 and 51,068,614 shares issued and outstanding at September 30, 2013, and June 30, 2013, respectively	51	51
Additional paid-in capital	165,285	165,085
Treasury stock at cost (66,227 shares at September 30, 2013, and June 30, 2013)	(596)	(596)
Accumulated comprehensive loss	(2)	(5)
Accumulated deficit	(157,300)	(153,561)
Total stockholders' equity	7,438	10,974
Total liabilities and stockholders' equity	$14,361	$17,761

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,
	2013	2012
Net revenue:
Product sales, net	$746	$782
License and development revenue	41	84
Royalty revenue	18	19
Total net revenue	805	885

Operating costs and expenses:
Cost of product sales	1,001	632
Research and development	1,657	2,552
Selling, general and administrative	1,768	1,735
Total operating costs and expenses	4,426	4,919

Loss from operations	(3,621)	(4,034)

Interest income	4	5
Interest expense	(122)	(111)
Net loss	$(3,739)	$(4,140)
Basic and diluted net loss per share	$(0.07)	$(0.11)

Shares used in computing basic and diluted net loss per share	51,089	36,723

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended September 30,
	2013	2012
Net loss	$(3,739)	$(4,140)
Changes in market value of investments:
Change in unrealized gain (loss) on short term investments and foreign currency translation, net	3	1
Comprehensive loss	$(3,736)	$(4,139)

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended September 30,
	2013	2012
Operating activities:
Net loss	$(3,739)	$(4,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356	210
Amortization of premiums on marketable securities	43	—
Stock-based compensation expense	89	243
Non cash interest expense	72	60
Changes in operating assets and liabilities:
Accounts receivable	111	(89)
Prepaid expenses and other current assets	52	(9)
Inventories	(88)	(89)
Accounts payable and other accrued liabilities	230	136
Accrued compensation	(125)	6
Deferred revenue	(41)	(84)
Net cash used in operating activities	(3,040)	(3,756)

Investing activities:
Purchases of property and equipment	(12)	(501)
Proceeds from maturities of short-term investments	2,200	1,956
Purchases of short-term investments	(2,696)	(3,410)
Net cash used in investing activities	(508)	(1,955)

Financing activities:
Net proceeds from issuances of common stock	111	817

Net decrease in cash and cash equivalents	(3,437)	(4,894)
Cash and cash equivalents at beginning of period	6,373	8,472
Cash and cash equivalents at end of period	$2,936	$3,578

Supplemental disclosure of cash flow information:
Interest paid	$50	$50

See accompanying notes to the condensed financial statements.

 CARDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2013

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

The Company is developing a microcutter product line based on its proprietary “staple-on-a-strip” technology, which expands its commercial opportunity into additional surgical markets. The Company’s planned microcutter product line consists of the MicroCutter XCHANGE™ 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, the MicroCutter XCHANGE™ 45, a planned cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter XPRESS® 30, a true multi-fire endolinear stapling device, the MicroCutter FLEXCHANGE™ 30, a planned cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS® 45, a planned multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets. The Company estimates these planned devices will expand its commercial opportunity to approximately 1.4 million additional procedures annually in the United States, involving, the Company estimates, over 4 million staple cartridge deployments, 3 million of which the Company believes are deployed in laparoscopic procedures.

The Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 in March 2012. The Company initiated first-in-man use of the MicroCutter XCHANGE 30, and began enrollment in a clinical trial in July 2012. The Company completed enrollment of 160 patients in May 2013, with the 30 day follow-up as outlined in the clinical trial protocol. The Company submitted a 510(k) with clinical data of the MicroCutter XCHNAGE 30 to the FDA on August 16, 2013, and received an acceptance review notification from the FDA on September 3, 2013, which indicated that the 510(k) submission contains all of the necessary elements and information needed to proceed with the substantive review. As part of the Company’s controlled commercial launch, on December 26, 2012, the Company made its first shipment to its distributor in Europe. The Company now has agreements with four distributors in Europe covering eight countries. The Company will continue to make enhancements and improvements to the MicroCutter XCHANGE 30 based on feedback from surgeons.

To date, the Company generated revenues almost exclusively from the sale of automated anastomotic systems, and has generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30, as it was only introduced to the European market in December 2012.

Need for Additional Capital

The Company has incurred cumulative net losses of $157.3 million through September 30, 2013, and negative cash flows from operating activities and expects to incur losses for the next several years. Management plans to continue to finance the Company’s operations with equity or debt issuances or through collaboration arrangements. There is no guarantee that such funding will be available to the Company on acceptable terms, or at all, or that such funding will be received in a timely manner, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development or commercialization programs. There is no guarantee that the Company will be able to reduce its expenditures without materially and adversely affecting the business. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern.

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

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2013, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 25, 2013.

Recently Issued Accounting Standards

In February 2013, the FASB issued ASU No. 2013-012, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU No. 2013-02 and as a result, there was no material impact on the Company’s financial statements for the three months ended September 30, 2013.

Use of Estimates

      The preparation of financial statements in conformity with GAAP generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Significant estimates include the valuation of inventory. Actual results could materially differ from these estimates.

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

Risks and Uncertainties

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

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of the Company’s common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement which may be effected by either MLV or the Company at any time upon 10 days’ notice to the other party. As of September 30, 2013, the Company had received net proceeds of $0.9 million, including $0.1 million received during the three months ended September 30, 2013, from the sale of an aggregate of 542,998 shares of common stock through MLV.

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

The Purchase Agreement provided that the Company may not issue and sell more than 4,930,747 shares of the Company’s common stock, including the 295,567 commitment shares issued to Aspire Capital, under the Purchase Agreement. The Purchase Agreement terminated on February 10, 2013, and 166,759 shares of the Company’s common stock issued pursuant to the Purchase Agreement were returned to the Company during the three months ended March 31, 2013, as the maximum numbers of shares available under the Purchase Agreement were not sold to Aspire. Based on the quoted price, the shares were valued at $1.38 per share, or $230,000. The Company is no longer entitled to sell any further shares of the Company’s common stock to Aspire Capital under the Purchase Agreement. Through the termination date, a total of 1,478,808 shares of common stock (including the 128,808 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of 1,350,000 shares of common stock. During the three months ended September 30, 2013, the Company did not issue any shares under the Purchase Agreement.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended September 30,
	2013			2012
Risk-free interest rate	1.18%	-	1.20%	0.56%	-	0.74%
Weighted-average expected term (years)	4.52	-	4.58	4.52	-	4.58
Expected volatility	79.4%	-	79.7%	83.8%	-	84.3%

The expected term of options granted is determined using the “simplified” method because the company concluded it does not have sufficient experience. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. Prior to the third quarter of fiscal year 2011, since the Company had limited historical data on volatility of its stock, the expected volatility was based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.1 million, or $0.00 per share, and $0.2 million, or $0.01 per share for the three months ended September 30, 2013 and 2012, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.4 million at September 30, 2013, and is expected to be recognized over a weighted average period of 2.6 years.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended September 30,
	2013	2012
Cost of product sales	$16	$25
Research and development	(28)	64
Selling, general and administrative	101	154
Total	$89	$243

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,
	2013	2012
Numerator:
Net loss	$(3,739)	$(4,140)
Denominator:
Weighted-average common shares outstanding	51,089	36,723
Denominator for basic and diluted net loss per share	51,089	36,723
	$(0.07)	$(0.11)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of September 30, 2013 and 2012, because their effect would be antidilutive (in thousands):

	As of September 30,
	2013	2012
Options to purchase common stock	5,101	4,305
Unvested restricted stock awards	100	37
Warrants	3,991	3,991
Total	9,192	8,333

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$999	$—	$—	$999
Short-term investments:
Corporate debt securities	—	5,978	—	5,978
Commercial paper	—	500	—	500

Total assets at fair value	$999	$6,478	$—	$7,477

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,462	$—	$—	$5,462
Short-term investments:
Corporate debt securities	—	5,522	—	5,522
Commercial paper	—	500	—	500

Total assets at fair value	$5,462	$6,022	$—	$11,484

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

      As of September 30, 2013, the Company’s material current financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable, were reported at their current carrying values which approximate fair value given the short-term nature of these instruments with maturity dates of less than one year. As of September 30, 2013, the Company’s note payable was reported at current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. See “Note 8 - Note Payable”.

 NOTE 5 – SHORT-TERM INVESTMENTS

The Company held investments in marketable securities as of September 30, 2013, and June 30, 2013, with maturity dates of less than one year.

The Company’s short-term investments consisted of the following (in thousands):

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,981	$—	$(3)	$5,978
Commercial paper	500	—	—	500

Total	$6,481	$—	$(3)	$6,478

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,527	$—	$(5)	$5,522
Commercial paper	500	—	—	500

Total	$6,027	$—	$(5)	$6,022

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	September 30, 2013	June 30, 2013
Raw materials	$297	$473
Work in progress	703	594
Finished goods	545	390
Total	$1,545	$1,457

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

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan. As of September 30, 2013, and June 30, 2013, the balance of the loan was $2.9 million and $2.8 million net of debt issuance costs of $1.1 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

      For the three months ended September 30, 2013 and 2012, sales of automated anastomosis systems to Century accounted for approximately 37% and 41%, of our total product sales. As of September 30, 2013, and June 30, 2013, Century accounted for approximately 0% and 33%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that was being recognized as revenue ratably over that three year period. In total, the revenue recognized for each of the three months ended September 30, 2013 and 2012, related to this arrangement was $41,000 and $84,000, respectively, and as of September 30, 2013, there was no deferred revenue related to this arrangement as the three years period ended.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the three months ended September 30, 2013 or 2012.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of September 30, 2013, and June 30, 2012.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the Distribution Agreement with Century, the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million (see Note 7, Distribution, License, Development and Commercialization Agreements).  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $1.6 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by a substantial portion of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property. As of September 30, 2013, and June 30, 2013, the balance of the loan was $2.9 million and $2.8 million net of debt issuance costs of $1.1 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

NOTE 9 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheet as of September 30, 2013, and June 30, 2013, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  September 30, 2013, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2014 (remaining nine months)	$492
2015	690
2016	118
Total minimum lease payments	$1,300

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

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this report, and with our financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2013, which was filed with the Securities and Exchange Commission on September 25, 2013.

Overview

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. We have expanded and re-focused our business by emphasizing the development of a laparoscopic microcutter product line intended for use by thoracic, bariatric, colorectal and general surgeons.

We are developing a microcutter product line based on our proprietary “staple-on-a-strip” technology, which expands our commercial opportunity into additional surgical markets. Our planned microcutter product line consists of the MicroCutter XCHANGE™ 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, the MicroCutter XCHANGE™ 45, a planned cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter XPRESS® 30, a true multi-fire endolinear stapling device, the MicroCutter FLEXCHANGE™ 30, a planned cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS® 45, a planned multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets. We estimate these planned devices will expand our commercial opportunity to approximately 1.4 million additional procedures annually in the United States, involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic procedures.

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

We initiated first-in-man use of the MicroCutter XCHANGE 30, with the CE Mark, in Europe in March 2012, and began enrollment in a clinical trial with our MicroCutter XCHANGE 30 in July 2012. We completed enrollment of 160 patients in May 2013, with a 30 day follow up as outlined in the clinical trial protocol. As part of our controlled commercial launch, on December 26, 2012, we made our first shipment to our distributor in Europe. We intend to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 based on feedback from surgeons.

     To date, we have generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30, as it was only introduced to the European market in December 2012.

We were advised by the U.S. Food and Drug Administration, or FDA, that the FDA will require clinical data related to the staple design used in the planned microcutter product line as part of a 510(k) submission for clearance of the products in our planned microcutter product line for marketing and sale in the United States. We began enrollment in the clinical trial with the MicroCutter XCHANGE 30 in Europe in July 2012, and completed enrollment with 160 patients in May 2013, who underwent certain types of gastrointestinal surgical procedures. We submitted a 510(k) with clinical data for the MicroCutter XCHANGE 30 to the FDA on August 16, 2013, and received an acceptance review notification from the FDA on September 3, 2013, which indicated that the 510(k) submission contains all of the necessary elements and information needed to proceed with the substantive review.

While we cannot predict when or if the FDA will clear our 510(k) submission for the MicroCutter XCHANGE 30 or what the scope of such clearance will cover, we anticipate that the earliest that any such clearance could be obtained would be in the first half of calendar 2014. In addition, our exclusive distributor in Japan, Century Medical, Inc., or Century, recently filed for regulatory approval of our MicroCutter XCHANGE 30 cartridge with the Pharmaceuticals and Medical Devices Agency in Japan and upon approval, anticipates launching the MicroCutter XCHANGE 30 in Japan during 2014.

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of September 30, 2013, more than 13,900 C-Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of September 30, 2013, more than 33,800 PAS-Port systems had been sold in the United States, Europe and Japan.

We use independent distributors and manufacturers’ representatives to augment a small core direct sales team for our C-Port and PAS-Port system in the United States to contain sales costs while continuing to serve our customers and potential customers for our automated anastomosis product line.

For the three months ended September 30, 2013, we generated net revenue of $0.8 million, including $32,000 from commercial sales of the MicroCutter XCHANGE 30 and $41,000 of license and development revenue, and incurred a net loss of $3.8 million.

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

As of September 30, 2013, we had approximately $9.4 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from sales, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through the first quarter of calendar 2014, excluding the repayment of $4.0 million debt principal outstanding. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital. The audit report on our financial statements for the year ended June 30, 2013, included an explanatory paragraph highlighting the substantial doubt about our ability to continue as a going concern. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45 and additional products in our anticipated microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $41,000 and $84,000 had been recorded as license and development revenue for the three months ended September 30, 2013 and 2012, respectively, and there was no deferred revenue as of September 30, 2013.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with Aspire Capital

Subject to the terms and conditions of our Purchase Agreement with Aspire Capital, we had a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The Purchase Agreement terminated on February 10, 2013, and 166,759 shares of our common stock issued pursuant to the Purchase Agreement were returned to us as the maximum numbers of shares available under the Purchase Agreement were not sold to Aspire. Based on the quoted price, the shares were valued at $1.38 per share, or $230,000. We are no longer entitled to sell any further shares of our common stock to Aspire Capital under the Purchase Agreement. Through the termination date, a total of 1,478,808 shares of common stock (including the 128,808 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of 1,350,000 shares of common stock at an average price of $3.23 per share. For the fiscal year ended June 30, 2013, and the three months ended September 30, 2013, we did not issue any shares under the Purchase Agreement.

Agreement with MLV

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent. The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement. As of September 30, 2013, we received net proceeds of $0.9 million, including $0.1 million received during the three months ended September 30, 2013, from the sale of an aggregate of 542,998 shares of common stock through MLV.

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

There were no significant changes to our critical accounting policies and significant judgments and estimates as set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 25, 2013.

Results of Operations

Comparison of the three month periods ended September 30, 2013 and 2012

      Net Revenue. Total net revenue was $805,000 for the three months ended September 30, 2013, compared to $885,000 for the same period in 2012. Product sales decreased by $36,000, or 5%, to $746,000 for the three months ended September 30, 2013, compared to $782,000 for the same period in 2012. The decrease in product sales for the three months ended September 30, 2013, was primarily attributable to lower C-Port systems sales, offset in part by our MicroCutter XCHANGE 30 commercial sales of $32,000.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were $59,000 and $103,000 for the three months ended September 30, 2013 and 2012, respectively. The decrease was primarily attributable to the end of the three years amortization of the license and development agreement with Intuitive Surgical.

      For the three months ended September 30, 2013 and 2012, sales of automated anastomosis systems to Century accounted for approximately 37% and 41%, respectively, of our total product sales.

      Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $369,000, or 58%, to $1.0 million for the three months ended September 30, 2013, compared to $632,000 for the same period in 2012. The increase in cost of product sales resulted primarily from higher product cost related to the introduction of the microcutter products since December 2012.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense decreased by $895,000, or 35%, to $1.7 million for the three months ended September 30, 2013, compared to $2.6 million for the same period in 2012. The decrease was primarily attributable to a decrease in material purchases of $737,000 as costs are shifted to inventory as well as the completion of our microcutter clinical trial in Europe. There were also decreases in salaries and benefits of $46,000 and stock compensation expenses of $93,000 due primarily to fewer numbers of personnel, partially offset by an increase in consulting services related to the completion of the microcutter clinical trial and FDA submission effort.

      We anticipate that research and development expenses will decrease in absolute terms in future periods as the clinical trial has completed.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $33,000, or 2%, to $1.8 million for the three months ended September 30, 2013, compared to $1.7 million for the same period in 2012. The increase in selling, general and administrative expense was primarily attributable to an increase in microcutter demo and sample expenses of $179,000 as these units were used in the fields for training, partially offset by a decrease in consulting and professional service expenses of $95,000 due to the timing of our year end audit services and a decrease in stock compensation expenses of $53,000 mainly due to adjustment for terminated employees.

      We expect selling, general and administrative expense to increase slightly in absolute terms in future periods as we continue to expand our sales and marketing effort to commercialize our microcutter products in Europe and in the United States once we obtain FDA clearance for marketing.

Interest Expense. Interest expense was $122,000 for the three months ended September 30, 2013, compared to $111,000 for the same period in 2012. The increase in interest expense was due to the interest, including the amortization of debt discount, on our note payable to Century, which we issued in September and December 2011. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2016, and the debt discount is amortized using the effective interest method.

Off Balance Sheet Arrangements

      As of September 30, 2013, except for a real estate operating lease for our headquarters in Redwood City, California, expiring in August 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of September 30, 2013, our accumulated deficit was $157.3 million and we had cash, cash equivalents and short-term investments of $9.4 million, as compared to $12.4 million at June 30, 2013. We currently invest some of our cash, cash equivalents and short-term investments in money market funds, corporate debt securities and commercial paper. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

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

On August 3, 2011, we entered into the ATM Agreement with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days’ notice to the other party.  As of September 30, 2013, we had received net proceeds of $0.9 million, including $0.1 million received during the three months ended September 30, 2013, from the placement of an aggregate of 542,998 shares of common stock through MLV.

Summary cash flow data is as follows (in thousands):

	Three months ended September 30,
	2013	2012
Net cash used in operating activities	$(3,040)	$(3,756)
Net cash used in investing activities	(508)	(1,955)
Net cash provided by financing activities	111	817

      Net cash used in operating activities for the three months ended September 30, 2013 and 2012, was $3.0 million and $3.8 million, respectively. The use of cash for the three months ended September 30, 2013, was primarily attributable to our investments in bringing our microcutter products to market, including clinical trials and research and development activities, which were significantly more than the sales of our automated anastomotic systems used by cardiac surgeons to perform coronary bypass.

      Net cash used in investing activities for the three months ended September 30, 2013, was $0.5 million, compared to the net cash used in investing activities of $2.0 million for the same period in 2012. Net cash used in investing activities in the three months ended September 30, 2013, was mainly due to the net purchases of short term investments.

      Net cash provided by financing activities for the three months ended September 30, 2013 and 2012, was $0.1 million and $0.8 million, respectively. Net cash provided by financing activities for the three months ended September 30, 2013, consisted of the net proceeds of $0.1 million received from the sale of shares of common stock to MLV.

We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from sales, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted only through the first quarter of calendar 2014, excluding the repayment of the $4.0 million debt principal outstanding. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, and the process for obtaining FDA clearance for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

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

●

the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 45 and additional products in our anticipated microcutter product line;

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

We initiated first-in-man use of the MicroCutter XCHANGE 30, with the CE Mark, in Europe in March 2012, and began enrollment in a clinical trial of our MicroCutter XCHANGE 30 in July 2012. We completed enrollment of 160 patients in May 2013, with the 30 day follow-up as outlined in the clinical trial protocol. As part of our controlled commercial launch, on December 26, 2012, we made our first shipment to our distributor in Europe. We now have agreements for the microcutter product line with four distributors in Europe covering eight countries. We intend to continue to make enhancements to the MicroCutter XCHANGE 30 and develop the MicroCutter XCHANGE 45 before continuing our efforts to develop other products in our planned microcutter product line. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of either of these products or any other products in our planned microcutter product line. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the first quarter of calendar 2014, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at September 30, 2013, were as follows (in thousands):

Contractual Obligations:	Total	7/1/2013 - 6/30/2014	7/1/2014 - 6/30/2015	7/1/2015 - 6/30/2017
Operating lease obligations	$1,300	$492	$690	$118
Purchase commitments	251	251	—	—
Note payable, including interest	4,600	150	200	4,250
Total	$6,151	$893	$890	$4,368

  This compares to our future contractual obligations as of June 30, 2013, of $6.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the three months ended September 30, 2013, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 25, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

      We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Although we have revised the text of some of the risk factors set forth below, the underlying risks have not changes materially from the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, other than the ones that we have marked with an asterisk (*).

Risks Related to Our Finances and Capital Requirements

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred annual net losses since our inception in October 1997.  As of September 30, 2013, our accumulated deficit was approximately $157.3 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as our commercially launched MicroCutter XCHANGE 30 in Europe, market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our planned microcutter products in the United States.

      Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

●	achievement of broad acceptance for our current products or future products that we may commercialize;

●	achievement of Japan and U.S. regulatory clearance or approval for additional products; and

●	successful sales, manufacturing, marketing and distribution of our products.

      We have generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30, as it was only introduced to the European market in December 2012. Through September 30, 2013, we have generated only $209,000 of revenue from the European commercial sales of the MicroCutter XCHANGE 30.  Sales of our products and license and development activities generated revenues of only $0.8 million for the three month period ended September 30, 2013, and $3.5 million, $3.7 million and $13.2 million for fiscal years 2013, 2012 and 2011, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future.

Our cost of product sales was 134% of our net product sales for the three month period ended September 30, 2013, and 117% and 111% of our net product sales for fiscal years 2013 and 2012, respectively. We expect higher cost relative to product sales for the foreseeable future due to costs associated with commercializing our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Our development efforts have consumed substantial capital to date. As of September 30, 2013, we had approximately $9.4 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from sales, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted only through the first quarter of calendar 2014, excluding the repayment of the $4.0 million debt principal outstanding. We may be able to extend this time period to the extent that we decrease our planned expenditures, or access additional capital under the At The Market Issuance Sales Agreement, or ATM Agreement, we entered into on August 3, 2011, with McNicoll, Lewis & Vlak LLC, or MLV, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the cost and timing of our MicroCutter XCHANGE 30 clinical trial and the process for obtaining FDA clearance for the commercial use of our microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

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

●

the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 45 and additional products in our anticipated microcutter product line;

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

      An existing debt arrangement with our current distributor and lender Century under which, as of September 30, 2013, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to repay any of our debt obligations. After satisfaction of our debt obligations, we could have little or no proceeds left to distribute to the holders of our capital stock.

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

We completed the design verification for and applied the CE Mark to the MicroCutter XCHANGE 30, a cartridge-based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and the MicroCutter XPRESS 30, a true multi-fire endolinear microcutter device intended for use by thoracic, bariatric, colorectal and general surgeons. We have suspended development of other potential products in our planned microcutter product line other than the MicroCutter XCHANGE 45 until the development and commercialization of the MicroCutter XCHANGE 45 have been completed. Significant additional research and development and financial resources will be required to continue the development of the MicroCutter XCHANGE 45 and other products in this planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the MicroCutter XCHANGE 45 or other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from generic microcutter products similar to currently commercially available products following expiration of patents on our competitors’ products, which could create greater price competition and decrease the revenue potential of our microcutter products. Our failure to successfully develop the MicroCutter XCHANGE 45 and/or other microcutter products would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

Assuming that we receive FDA clearance for one or more of our microcutter products, a number of factors will influence our ability to gain clinical adoption. In many surgical specialties, the use of laparoscopic and open surgical stapling devices is routine in clinical practice and an accepted standard of care. Two large companies, Johnson & Johnson and Covidien, dominate the market for surgical stapling devices. For our products to be clinically adopted, they must show benefits that are significant enough for surgeons to communicate their preference and to overcome any constraints on their hospitals’ ability to purchase competing products, such as purchasing contracts, to buy one of our stapling products to replace a competing device. In addition to this obstacle, our microcutter products must demonstrate the degree of reliability that surgeons have experienced with products that they have been using for years. Market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products. Further, if physicians are not able to use our microcutter products properly, or use them on tissue thicknesses for which they are not designed, adoption of our microcutter products may be negatively impacted. Our human clinical data with respect to the use of any microcutter products that we may commercialize is likely to negatively impact the rate and extent of clinical adoption of the products. Any future recalls may impact physicians’ and hospitals’ perception of our products. Further, we will need to demonstrate the cost-effectiveness of our products, including against any generic microcutter products similar to currently commercially available products following expiration of patents on our competitors’ products.

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

The pricing and reimbursement environment may change in the future and become more challenging as a result of any of one several possible regulatory developments, including policies advanced by the United States government, new healthcare legislation or fiscal challenges faced by government health administration authorities. The U.S. government has shown significant interest in pursuing healthcare “reform” and reducing healthcare costs. For example, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, were implemented starting in 2013. Any government-adopted reform measures that decrease the amount of reimbursement available from governmental and other third-party payers, and could potentially adversely affect our business.

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

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. We rely substantially on the premarket notification process for FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  This provision allows many medical devices to avoid human clinical trials if the product is “substantially equivalent” to another device already on the market.  Premarket notification requires a new device to be compared for safety, effectiveness and technological characteristics to another device (or multiple devices) already on the market.  A successful 510(k) submission results in FDA clearance for commercialization.  An Institute of Medicine, or IOM panel recommended that this 510(k) process be significantly revised to be more restrictive.  While the IOM report is non-binding, we do not know if or when the FDA will act on this recommendation.  If we can no longer use the 510(k) pathway in the future, we may be required to perform clinical trials for our new products in order to obtain clearance or approval for commercialization.  If so, our development costs will increase substantially, and the likelihood of approval for some of our products may be reduced.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance or the approval of a PMA before the modified product can be marketed. Any products or product enhancements that we develop that require regulatory clearance or approval, including the MicroCutter XCHANGE 30, may not be cleared or approved on the timelines that we currently anticipate, if approved at all. Any new products or any product enhancements that we develop may not be subject to the shorter 510(k) clearance process, but may instead be subject to the more lengthy PMA requirements. Additionally, even if 510(k) or other regulatory clearance is granted for the MicroCutter XCHANGE 30 or any other potential product, the approved indications for use may be limited, and the FDA may require additional animal or human clinical data prior to any potential approval of additional indications. In particular, we anticipate that if 510(k) clearance is granted for the MicroCutter XCHANGE 30, the initially approved indications for use would be limited to only certain gastrointestinal surgical procedures due to our focus initially on one staple size, which will limit the use of our microcutter products for use only with certain tissue thicknesses, and that the FDA would require additional data prior to any potential approval for additional surgical procedures.

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

Clinical trials sometimes experience delays related to outcomes experienced during the course of the trials, which may result in a material delay in the trial and could lead to more significant delays or other effects in future trials. For example, we suspended our clinical trial of the MicroCutter XPRESS 30 in Europe because the MicroCutter XPRESS 30 did not perform satisfactorily in a small number of deployments in tissue thicknesses that could be considered the upper range typically compatible with the size of the staple used in the procedures. We resumed the trial in July 2012, using the MicroCutter XCHANGE 30 and have since completed the trial and submitted the results to the FDA for product clearance. Clinical trials may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient follow-up in clinical trials depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites and the eligibility criteria for the study and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures to assess the safety and effectiveness of our product candidates, or they may be persuaded to participate in contemporaneous trials of competitive products. Delays in patient enrollment or failure of patients to continue to participate in a study may cause an increase in costs and delays or result in the failure of the trial.

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

      We derive a substantial portion of our revenue from sales of automated anastomosis systems to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three month periods ended September 30, 2013 and 2012, sales of automated anastomosis systems to Century accounted for approximately 37% and 41%, respectively, of our total product sales. For fiscal years 2013 and 2012, sales of automated anastomosis systems to Century accounted for approximately 33% and 32%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

*If our competitors have products that are approved in advance of ours, marketed more effectively or demonstrated to be safer or more effective than ours, our commercial opportunity will be reduced or eliminated and our business will be harmed.

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe, we have generated minimal revenues from this launch through September 30, 2013. The MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45 and other planned products in the microcutter product line, if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

●	reduced product size;

●	ease of use;

●	product quality and reliability;

●	multi-fire capability;

●	device cost-effectiveness;

●	degree of articulation;

●	surgeon relationships; and

●	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

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

      As of September 30, 2013, we had 62 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

Effective January 1, 2013, U.S. health care law reforms under the 2010 Affordable Health Care Act imposed a new 2.3% excise tax on certain medical technology companies regardless of whether the companies are profitable. Industry advocates anticipate the new tax will negatively impact innovation and U.S. competitiveness. The tax may already be having an adverse impact on U.S. medical device research and development investment activity and job creation, and may force affected companies to consider cutting manufacturing operations, research and development, and employment levels. These new taxes may also adversely impact patient access to new and innovative medical technologies such as those we manufacture and develop. If any of these risks materializes, then our business may be harmed and the value of our common stock could decline. We cannot assure you that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

      Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 18% of our outstanding common stock as of September 30, 2013. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: November 12, 2013	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: November 12, 2013	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (3)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (4)
3.5	Amended and Restated Bylaws of Cardica, Inc. (5)
3.6	Specimen Common Stock certificate of the Registrant.(6)
4.1	Form of Warrant dated September 30, 2009. (7)
10.1	Compensation Arrangements with Named Executive Officers. (8)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

(1)

Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-129497, as amended and filed with the Securities and Exchange Commission on January 13, 2006, and incorporated herein by reference.

(2)	Filed as Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q, File No. 000-51772, filed with the Securities and Exchange Commission on November 15, 2010, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 16, 2010, and incorporated herein by reference.
(4)	Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 19, 2012, and incorporated herein by reference.
(5)	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 19, 2008, and incorporated herein by reference.
(6)

Filed as Exhibit 3.5 to the Company's Registration Statement on Form S-1, File No. 333-129497, as amended and filed with the Securities and Exchange Commission on February 1, 2006, and incorporated herein by reference.

(7)	Filed as Exhibit 4.6 of the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on September 29, 2009, and incorporated herein by reference.
(8)

Incorporated by reference to the description contained in Item 5.02 of the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on August 14, 2013.