Form 10-Q
period 2013-12-31
CARDICA INC
filed 2014-02-05
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [ ] No [x]

On February 3, 2014, there were 51,593,777 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED December 31, 2013

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Balance Sheets at December 31, 2013, and June 30, 2013	3

b. Condensed Statements of Operations for the three and six months ended December 31, 2013 and 2012	4

c. Condensed Statements of Comprehensive Loss for the three and six months ended December 31, 2013 and 2012	5

d. Condensed Statements of Cash Flows for the three and six months ended December 31, 2013 and 2012	6

e. Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	41

SIGNATURES	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2013	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$4,843	$6,373
Short-term investments	1,670	6,022
Accounts receivable, net of allowance of $0 and $33	337	391
Inventories	1,387	1,457
Prepaid expenses and other current assets	165	253
Total current assets	8,402	14,496

Property and equipment, net	2,559	3,161
Restricted cash	104	104
Total assets	$11,065	$17,761

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,075	$764
Accrued compensation	555	600
Other accrued liabilities	409	420
Current portion of deferred revenue	403	444
Total current liabilities	2,442	2,228

Deferred revenue, net of current portion	1,610	1,610
Note payable	2,935	2,788
Other non-current liabilities	144	161
Total liabilities	7,131	6,787

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: no shares issued and outstanding at December 31, 2013, and June 30, 2013	—	—
Common stock, $0.001 par value: 125,000,000 and 75,000,000 shares authorized, 51,482,524 and 51,068,614 shares issued and outstanding, at December 31, 2013, and June 30, 2013, respectively	51	51
Additional paid-in capital	165,952	165,085
Treasury stock at cost (66,227 shares at December 31, 2013, and June 30, 2013)	(596)	(596)
Accumulated comprehensive loss	(1)	(5)
Accumulated deficit	(161,472)	(153,561)
Total stockholders' equity	3,934	10,974
Total liabilities and stockholders' equity	$11,065	$17,761

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Net revenue:
Product sales, net	$835	$773	$1,581	$1,555
License and development revenue	—	84	41	168
Royalty revenue	16	17	34	36
Total net revenue	851	874	1,656	1,759

Operating costs and expenses:
Cost of product sales	1,054	968	2,055	1,600
Research and development	1,689	2,274	3,346	4,826
Selling, general and administrative	2,186	1,712	3,954	3,447
Total operating costs and expenses	4,929	4,954	9,355	9,873

Loss from operations	(4,078)	(4,080)	(7,699)	(8,114)

Interest income	1	4	5	9
Interest expense	(125)	(114)	(247)	(225)
Other expense, net	30	(2)	30	(2)
Net loss	$(4,172)	$(4,192)	$(7,911)	$(8,332)
Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.15)	$(0.23)

Shares used in computing basic and diluted net loss per share	51,314	36,951	51,201	36,837

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Net loss	$(4,172)	$(4,192)	$(7,911)	$(8,332)
Changes in market value of investments:
Change in unrealized gain (loss) on short term investments, net	1	3	4	4
Comprehensive loss	$(4,171)	$(4,189)	$(7,907)	$(8,328)

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	December 31,
	2013	2012
Operating activities:
Net loss	$(7,911)	$(8,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	699	445
Amortization of premiums on marketable securities	68	—
Stock-based compensation expense	534	549
Allowance for doubtful account	(33)	—
Non cash interest expense	147	123
Changes in operating assets and liabilities:
Accounts receivable	87	(144)
Prepaid expenses and other current assets	88	10
Inventories	70	(423)
Accounts payable and other accrued liabilities	283	263
Accrued compensation	(45)	100
Deferred revenue	(41)	(168)
Net cash used in operating activities	(6,054)	(7,577)

Investing activities:
Purchases of property and equipment	(97)	(1,228)
Proceeds from maturities of short-term investments	6,985	6,734
Purchases of short-term investments	(2,697)	(3,392)
Net cash provided by investing activities	4,191	2,114

Financing activities:
Net proceeds from issuances of common stock	333	817

Net decrease in cash and cash equivalents	(1,530)	(4,646)
Cash and cash equivalents at beginning of period	6,373	8,472
Cash and cash equivalents at end of period	$4,843	$3,826

Supplemental disclosure of cash flow information:
Interest paid	$100	$100

See accompanying notes to the condensed financial statements.

 CARDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2013

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

The Company is developing a microcutter product line based on its proprietary “staple-on-a-strip” technology, which expands its commercial opportunity into additional surgical markets. The Company’s microcutter product line consists of the currently commercially-available MicroCutter XCHANGE™ 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and products in development, including the MicroCutter XCHANGE™ 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter XPRESS® 30, a true multi-fire endolinear stapling device, the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS® 45, a multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets.

The Company completed the design verification for and applied Conformité Européenne (the “CE Mark”) to the MicroCutter XCHANGE 30 in March 2012. The Company only received United States Food and Drug Administration (“FDA”) clearance,for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue. The Company submitted to the FDA a 510(k) for the white cartridge for use in thin tissue in the first quarter of calendar 2014. As part of the Company’s controlled commercial launch, on December 26, 2012, the Company made its first shipment to its distributor in Europe. The Company now has agreements with four distributors in Europe covering eight countries. The Company will continue to make enhancements and improvements to the MicroCutter XCHANGE 30 based on feedback from surgeons.

To date, the Company generated product revenues almost exclusively from the sale of automated anastomotic systems, and has generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30, as it was introduced to the European market in December 2012. For the six months ended December 31, 2013, the Company generated net revenue of $1.7 million, including, $1.6 million from automated anastomotic systems and $79,000 from commercial sales of the MicroCutter XCHANGE 30.

Need for Additional Capital

The Company has incurred cumulative net losses of $161.5 million through December 31, 2013, and negative cash flows from operating activities and expects to incur losses for the next several years. Management plans to continue to finance the Company’s operations with equity or debt issuances or through collaboration arrangements. There is no guarantee that such funding will be available to the Company on acceptable terms, or at all, or that such funding will be received in a timely manner, if at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its development or commercialization programs. There is no guarantee that the Company will be able to reduce its expenditures without materially and adversely affecting the business. These conditions, among other factors, raise substantial doubt about the Company’s ability to continue as a going concern.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”), relating to Income Taxes (Topic 740), which provides guidance on the presentation of unrecognized tax benefits. The intent of ASU 2013-11 is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s financial statements.

In February 2013, the FASB issued ASU No. 2013-012, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. An entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU No. 2013-02 in July 2013, and as a result, there was no material impact on the Company’s financial statements for the three and six months ended December 31, 2013.

Use of Estimates

      The preparation of financial statements in conformity with GAAP generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Significant estimates include the valuation of inventory, measurement of stock based compensation and valuation of deferred tax assets. Actual results could materially differ from these estimates.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of the Company’s common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement which may be effected by either MLV or the Company at any time upon 10 days’ notice to the other party. As of December 31, 2013, the Company had received net proceeds of $1.1 million, from the sale of an aggregate of 781,503 shares of common stock through MLV, including $0.3 million and $0.7 million received from MLV for the sale of an aggregate of 335,910 and 414,099 shares of common stock through MLV during the six months ended December 31, 2013 and 2012, respectively.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended						Six months ended
	December 31,						December 31,
	2013			2012			2013			2012
Risk-free interest rate	0.91%	-	2.78%	0.44%	-	0.57%	0.91%	-	2.78%	0.44%	-	0.74%
Dividend yield		-			-			-			-
Weighted-average expected term (in years)	3.77	-	6.00	3.77	-	4.58	3.77	-	6.00	3.77	-	4.58
Expected volatility	65.5%	-	80.6%	77.7%	-	83.2%	65.5%	-	80.6%	77.7%	-	84.3%

The expected term of options granted is determined using the “simplified” method because the company concluded it does not have sufficient experience. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. Prior to the third quarter of fiscal year 2011, since the Company had limited historical data on volatility of its stock, the expected volatility was based on the volatility of similar entities (referred to as “guideline” companies). In evaluating similarity, the Company considered factors such as industry, stage of life cycle, size, and financial leverage. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.5 million, or $0.01 per share, and $0.5 million, or $0.01 per share for the six months ended December 31, 2013 and 2012, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.9 million at December 31, 2013, and is expected to be recognized over a weighted average period of 2.6 years.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Cost of product sales	$54	$26	$70	$51
Research and development	76	74	48	138
Selling, general and administrative	315	206	416	360
Total	$445	$306	$534	$549

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	December 31,		December 31,
	2013	2012	2013	2012
Numerator:
Net loss	$(4,172)	$(4,192)	$(7,911)	$(8,332)
Denominator:
Denominator for basic and diluted net loss per share	51,314	36,951	51,201	36,837
Basic and diluted net loss per share	$(0.08)	$(0.11)	$(0.15)	$(0.23)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of December 31, 2013 and 2012, because their effect would be antidilutive (in thousands):

	As of December 31,
	2013	2012
Options to purchase common stock	5,656	4,468
Unvested restricted stock awards	46	74
Warrants	3,991	3,991
Total	9,693	8,533

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,841	$—	$—	$3,841
Short-term investments:
Corporate debt securities	—	1,670	—	1,670

Total assets at fair value	$3,841	$1,670	$—	$5,511

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,462	$—	$—	$5,462
Short-term investments:
Corporate debt securities	—	5,522	—	5,522
Commercial paper	—	500	—	500

Total assets at fair value	$5,462	$6,022	$—	$11,484

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

      As of December 31, 2013, the Company’s material current financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable, were reported at their current carrying values which approximate fair value given the short-term nature of these instruments with maturity dates of less than one year. As of December 31, 2013, the Company’s note payable was reported at current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. See “Note 8 - Note Payable”.

 NOTE 5 – SHORT-TERM INVESTMENTS

The Company held investments in marketable securities as of December 31, 2013, and June 30, 2013, with maturity dates of less than one year.

The Company’s short-term investments consisted of the following (in thousands):

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$1,671	$—	$(1)	$1,670

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,527	$—	$(5)	$5,522
Commercial paper	500	—	—	500

Total	$6,027	$—	$(5)	$6,022

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	December 31, 2013	June 30, 2013
Raw materials	$308	$473
Work in progress	773	594
Finished goods	306	390
Total	$1,387	$1,457

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned microcutter products in Japan.  Under the terms of a secured note purchase agreement entered into at the time of the Distribution Agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due five years after the first draw by the Company under the agreement, subject to certain conditions. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due.  In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for microcutter products. After approval for marketing in Japan, the Company would sell microcutter units to Century, which would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan. As of December 31, 2013, and June 30, 2013, the balance of the loan was $2.9 million and $2.8 million net of debt issuance costs of $1.1 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

      For the six months ended December 31, 2013 and 2012, sales of automated anastomosis systems to Century accounted for approximately 36% and 32%, respectively, of our total product sales. As of December 31, 2013, and June 30, 2013, Century accounted for approximately 14% and 33%, respectively, of the total accounts receivable balance.

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

In addition, on the same date, the Company entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from the Company an aggregate of 1,249,541 shares of the Company’s common stock. The net proceeds recorded to stockholders’ equity based upon the fair value of the Company’s common stock on August 16, 2010, were approximately $2.0 million after offering expenses.

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that was being recognized as revenue ratably over that three year period. In total, the revenue recognized for each of the six months ended December 31, 2013 and 2012, related to this arrangement was $41,000 and $168,000, respectively, and as of December 31, 2013, there was no deferred revenue related to this arrangement as the three years period has ended.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the six months ended December 31, 2013 or 2012.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of December 31, 2013, and June 30, 2013. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the Distribution Agreement with Century, the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million (see Note 7, Distribution, License, Development and Commercialization Agreements).  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $1.6 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by a substantial portion of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property. As of December 31, 2013, and June 30, 2013, the balance of the loan was $2.9 million and $2.8 million net of debt issuance costs of $1.1 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

 NOTE 9 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheet as of December 31, 2013, and June 30, 2013, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  December 31, 2013, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2014 (remaining six months)	$335
2015	690
2016	118
Total minimum lease payments	$1,143

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

We are developing a microcutter product line based on our proprietary “staple-on-a-strip” technology, which expands our commercial opportunity into additional surgical markets. Our microcutter product line consists of the currently commercially-available MicroCutter XCHANGE™ 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and products in development, including the MicroCutter XCHANGE™ 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter XPRESS® 30, a true multi-fire endolinear stapling device, the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS® 45, a multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets. We estimate these devices will expand our commercial opportunity to approximately 1.4 million additional procedures annually in the United States, involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees. We intend to expand our microcutter product line with the development of the MicroCutter XCHANGE 45, but, in light of our limited financial resources, we have limited the development of other potential products in our planned microcutter product line.

   We received United States Food and Drug Administration, or the FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue. We submitted to the FDA a 510(k) for our white cartridge for use in thin tissue in the first quarter of calendar 2014. In addition, our exclusive distributor in Japan, Century Medical, Inc., or Century, has filed for regulatory approval of our MicroCutter XCHANGE 30 cartridge with the Pharmaceuticals and Medical Devices Agency in Japan and upon approval, anticipates launching the MicroCutter XCHANGE 30 in Japan. To date, we have generated product revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30, as it was introduced to the European market in December 2012.

Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of December 31, 2013, more than 14,000 C-Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of December 31, 2013, more than 34,900 PAS-Port systems had been sold in the United States, Europe and Japan.

For the six months ended December 31, 2013, we generated net revenue of $1.7 million, including $1.6 million from the sale of automated anastomotic systems, $79,000 from commercial sales of the MicroCutter XCHANGE 30 and $41,000 of license and development revenue, and incurred a net loss of $7.9 million.

Since our inception, we have incurred cumulative net losses of $161.5 million through December 31, 2013, and we expect to continue to incur net losses for the foreseeable future. We have not generated significant revenue from sales of any of the microcutter products that we are developing. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenue from product sales and license and development payments were not sufficient to support the operation of our business as we had planned.  If we fail to obtain broader commercial adoption of our products or to achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

As of December 31, 2013, we had approximately $6.5 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from sales, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted only through May 31, 2014, excluding the repayment of $4.0 million debt principal outstanding as of December 31, 2013, which has a contractual maturity date of September 30, 2016. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital. The audit report on our financial statements for the year ended June 30, 2013, included an explanatory paragraph highlighting the substantial doubt about our ability to continue as a going concern. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 45 and additional products in our anticipated microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the Distribution Agreement, with Century Medical, Inc., or Century with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement entered into at the time of the Distribution Agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, under the agreement, subject to certain conditions.   Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for microcutter products. After approval for marketing in Japan, we would sell microcutter units to Century, which would then sell the microcutter devices to their customers in Japan.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $41,000 and $168,000 had been recorded as license and development revenue for the six months ended December 31, 2013 and 2012, respectively, and there was no deferred revenue as of December 31, 2013.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with Aspire Capital

Subject to the terms and conditions of our Purchase Agreement with Aspire Capital, we had a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The Purchase Agreement terminated on February 10, 2013, and 166,759 shares of our common stock issued pursuant to the Purchase Agreement were returned to us as the maximum numbers of shares available under the Purchase Agreement were not sold to Aspire. Based on the quoted price, the shares were valued at $1.38 per share, or $230,000. We are no longer entitled to sell any further shares of our common stock to Aspire Capital under the Purchase Agreement. Through the termination date, a total of 1,478,808 shares of common stock (including the 128,808 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of 1,350,000 shares of common stock at an average price of $3.23 per share. For the fiscal year ended June 30, 2013, and the six months ended December 31, 2013, we did not issue any shares under the Purchase Agreement.

Agreement with MLV

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent. The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement. As of December 31, 2013, we received net proceeds of $1.1 million from the sale of an aggregate of 781,503 shares of common stock through MLV, including $0.3 million and $0.7 million received from MLV for the sale of an aggregate of 335,910 and 414,099 shares of common stock through MLV during the six months ended December 31, 2013 and 2012, respectively.

We are no longer be able to sell shares under our shelf registration statement, and therefore we will not be able to sell shares pursuant to the ATM Agreement until we file another shelf registration statement.

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

 Results of Operations

Comparison of the three month periods ended December 31, 2013 and 2012

      Net Revenue. Total net revenue was $851,000 for the three months ended December 31, 2013, compared to $874,000 for the same period in 2012.

Product sales increased by $62,000, or 8%, to $835,000 for the three months ended December 31, 2013, compared to $773,000 for the same period in 2012. The increase in product sales for the three months ended December 31, 2013, was primarily attributable to higher PAS-Port and MicroCutter XCHANGE 30 sales, offset in part by lower C-Port systems sales.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were $16,000 and $101,000 for the three months ended December 31, 2013 and 2012, respectively. The decrease was primarily attributable to the end of the three years amortization of the license and development agreement with Intuitive Surgical.

      For the three months ended December 31, 2013 and 2012, sales of automated anastomosis systems to Century accounted for approximately 34% and 24%, respectively, of our total product sales.

      Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $86,000, or 9%, to $1.1 million for the three months ended December 31, 2013, compared to $1.0 million for the same period in 2012. The increase in cost of product sales resulted primarily from higher product costs related to the introduction of the microcutter products since December 2012.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense decreased by $585,000, or 26%, to $1.7 million for the three months ended December 31, 2013, compared to $2.3 million for the same period in 2012. The decrease was primarily attributable to a decrease of $119,000 due to reduction in purchase of materials used in research and development activities and a decrease of $314,000 due to the completion of our microcutter clinical trial in Europe. There were also decreases in salaries and benefits of $102,000 due primarily to fewer numbers of personnel, partially offset by an increase of $60,000 in professional outside services related to the completion of the microcutter clinical trial and FDA submission effort.

      We anticipate that research and development expenses will decrease modestly in absolute terms in future periods as the clinical trial has completed.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $474,000, or 28%, to $2.2 million for the three months ended December 31, 2013, compared to $1.7 million for the same period in 2012. The increase in selling, general and administrative expense was primarily attributable to an increase in microcutter demo and sample expenses of $315,000 as these units were used in the field for training, an increase in professional outside service expenses of $80,000 due to the microcutter sales and marketing efforts and an increase in stock compensation expenses of $108,000 mainly related to the amortization of the fair value of options granted to employees during August 2013.

      We expect selling, general and administrative expense to increase in absolute terms in future periods as we continue to expand our sales and marketing effort to commercialize our microcutter products in Europe and in the United States.

Interest Expense. Interest expense was $125,000 for the three months ended December 31, 2013, compared to $114,000 for the same period in 2012. The increase in interest expense was due to the interest, including the amortization of debt discount, on our note payable to Century, which we issued in September and December 2011. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2016, and the debt discount is amortized using the effective interest method.

Comparison of the six month periods ended December 31, 2013 and 2012

      Net Revenue. Total net revenue was $1.7 million for the six months ended December 31, 2013, compared to $1.8 million for the same period in 2012.

Product sales were $1.6 million for the six months ended December 31, 2013, and for the same period in 2012. The product sales for the six months ended December 31, 2013, included MicroCutter XCHANGE 30 sales of $79,000, compared to $24,000 for the same period in 2012.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were $75,000 and $204,000 for the six months ended December 31, 2013 and 2012, respectively. The decrease was primarily attributable to the end of the three years amortization of the license and development agreement with Intuitive Surgical.

      For the six months ended December 31, 2013 and 2012, sales to Century accounted for approximately 36% and 32%, respectively, of our total product sales.

      Cost of Product Sales. Cost of product sales increased by $455,000, or 28%, to $2.1 million for the six months ended December 31, 2013, compared to $1.6 million for the same period in 2012. The increase in cost of product sales resulted primarily from higher product costs related to the introduction of the microcutter products since December 2012.

Research and Development Expense. Research and development expense decreased by $1.5 million, or 31%, to $3.3 million for the six months ended December 31, 2013, compared to $4.8 million for the same period in 2012. The decrease was primarily attributable to a decrease of $856,000 due to reduction in purchase of materials used in research and development activities and a decrease of $307,000 due to the completion of our microcutter clinical trial in Europe. There were also decreases in salaries and benefits of $148,000 due primarily to fewer numbers of personnel, partially offset by an increase of $117,000 in professional outside services related to the completion of the microcutter clinical trial and FDA submission effort.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $507,000, or 15%, to $3.9 million for the six months ended December 31, 2013, compared to $3.4 million for the same period in 2012. The increase in selling, general and administrative expense in the six months ended December 31, 2013, was primarily attributable to an increase in microcutter demo and sample expenses of $494,000 as these units were used in the field for training.

Interest Expense. Interest expense was $247,000 for the six months ended December 31, 2013, compared to $225,000 for the same period in 2012. The increase in interest expense was due to the interest accretion of debt discount on our notes payable to Century, which we issued in September and December 2011.

Off Balance Sheet Arrangements

      As of December 31, 2013, except for a real estate operating lease for our headquarters in Redwood City, California, expiring in August 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of December 31, 2013, our accumulated deficit was $161.5 million and we had cash, cash equivalents and short-term investments of $6.5 million, as compared to $12.4 million at June 30, 2013. We currently invest some of our cash, cash equivalents and short-term investments in money market funds and corporate debt securities. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

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

On August 3, 2011, we entered into the ATM Agreement with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days’ notice to the other party.  As of December 31, 2013, we had received net proceeds of $1.1 million from the placement of an aggregate of 781,503 shares of common stock through MLV, including $0.3 million and $0.7 million received from MLV for the sale of an aggregate of 335,910 and 414,099 shares of common stock through MLV during the six months ended December 31, 2013 and 2012, respectively.

We are no longer be able to sell shares under our shelf registration statement, and therefore we will not be able to sell shares pursuant to the ATM Agreement until we file another shelf registration statement.

Summary cash flow data is as follows (in thousands):

	Six months ended
	December 31,
	2013	2012
Net cash used in operating activities	$(6,054)	$(7,577)
Net cash provided by investing activities	4,191	2,114
Net cash provided by financing activities	333	817

      Net cash used in operating activities for the six months ended December 31, 2013 and 2012, was $6.1 million and $7.6 million, respectively. The use of cash for the six months ended December 31, 2013 and 2012, was primarily attributable to our investments in bringing our microcutter products to market, including clinical trials and research and development activities, which were significantly more than the sales of our automated anastomotic systems used by cardiac surgeons to perform coronary bypass.

      Net cash provided by investing activities for the six months ended December 31, 2013 and 2012, was $4.2 million and $2.1 million, respectively. Net cash provided by investing activities in the six months ended December 31, 2013, was mainly due to the net proceeds from sales of short term investments of $4.3 million, offset by $97,000 used to acquire property and equipment. Net cash provided by investing activities in the six months ended December 31, 2012, reflects net proceeds from the net sales of short term investments of $3.3 million, offset against purchases of property and equipment of $1.2 million, mainly to support for our microcutter development activities.

      Net cash provided by financing activities for the six months ended December 31, 2013 and 2012, was $0.3 million and $0.8 million, respectively. Net cash provided by financing activities for the six months ended December 31, 2013, consisted of the net proceeds of $0.3 million received from the sale of shares of common stock through MLV. Net cash provided by financing activities for the six months ended December 31, 2012, consisted of the net proceeds of $0.7 million received from the sale of shares of common stock to MLV and approximately $0.1 million proceeds from the exercise of stock options which was also used to fund for our microcutter development activities.

We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from sales, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted only through May 31, 2014, excluding the repayment of the $4.0 million debt principal outstanding as of December 31, 2013, which has a contractual maturity date of September 30, 2016. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, including the process for obtaining FDA clearance for the commercial use of our other microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

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

●

Our success in obtaining 510(k) clearance for the white cartridge for the MicroCutter XCHANGE 30 from the FDA and the timing of such clearance, and market acceptance of our MicroCutter XCHANGE 30 in the United States;

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

As part of our controlled commercial launch of the XCHANGE 30 in Europe on December 26, 2012, we made our first shipment to our distributor in Europe. We now have agreements for the microcutter product line with four distributors in Europe covering eight countries. We intend to continue to make enhancements to the MicroCutter XCHANGE 30 and develop the MicroCutter XCHANGE 45 before continuing our efforts to develop other products in our planned microcutter product line. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of either of these products or any other products in our planned microcutter product line. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the second quarter of calendar 2014, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at December 31, 2013, were as follows (in thousands):

Contractual Obligations:	Total	1/1/2014 - 6/30/2014	7/1/2014 - 6/30/2015	7/1/2015 - 6/30/2017
Operating lease obligations	$1,143	$335	$690	$118
Purchase commitments	172	172	—	—
Note payable, including interest	4,550	100	200	4,250
Total	$5,865	$607	$890	$4,368

This compares to our future contractual obligations as of June 30, 2013, of $6.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the six months ended December 31, 2013, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 25, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level as of December 31, 2013.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Finances and Capital Requirements

*We require substantial additional capital by May 31, 2014, to continue operations as currently conducted and as proposed to be conducted. If we are unable to raise capital by May 31, 2014, we would be forced to significantly alter or cease operations.

As of December 31, 2013, we had approximately $6.5 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments, together with the cash that we expect to generate from sales, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted only through May 31, 2014, excluding the repayment of the $4.0 million debt principal outstanding as of December 31, 2013, which has a contractual maturity date of September 30, 2016. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and our inability to meet these assumptions will harm our business.

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

We have incurred annual net losses since our inception in October 1997.  As of December 31, 2013, our accumulated deficit was approximately $161.5 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as our commercially launched MicroCutter XCHANGE 30 in Europe, market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our microcutter products in the United States.

      Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

●	achievement of broad acceptance for our current products or future products that we may commercialize, including MicroCutter XCHANGE 30 in United States;

●	achievement of Japan and U.S. regulatory clearance or approval for additional products; and

●	successful sales, manufacturing, marketing and distribution of our products.

      We have generated product revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30, as it was only introduced to the European market in December 2012. Through December 31, 2013, we have generated only $256,000 of revenue from the European commercial sales of the MicroCutter XCHANGE 30.  Sales of our products and license and development activities generated revenues of only $1.7 million for the six month period ended December 31, 2013, and $3.5 million, $3.7 million and $13.2 million for fiscal years 2013, 2012 and 2011, respectively. We do not anticipate that we will generate significantly higher product sales for the foreseeable future.

Our cost of product sales was 130% of our net product sales for the six month period ended December 31, 2013, and 117% and 111% of our net product sales for fiscal years 2013 and 2012, respectively. We expect higher cost relative to product sales for the foreseeable future due to costs associated with commercializing our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

*The sale of our common stock may cause substantial dilution to our existing stockholders, and the sale of the shares of common stock issued could be delayed and could cause the price of our common stock to decline.

We will need to raise additional capital, and sales of our common stock may result in substantial dilution to the interests of other holders of our common stock. The sale of a substantial number of shares of our common stock, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales and will cause dilution. Further, our shelf registration statement has expired, which may force us to raise capital, if needed, (a) in private placements, which may not be on terms as favorable to us as those that we could obtain in a public offering under our shelf registration statement, which could cause further dilution, or (b) by filing a new registration statement with the Securities and Exchange Commission, which could substantially delay our ability to raise capital in a public offering.

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

      An existing debt arrangement with our current distributor and lender Century under which, as of December 31, 2013, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to repay any of our debt obligations. After satisfaction of our debt obligations, we could have little or no proceeds left to distribute to the holders of our capital stock.

Our quarterly operating results and stock price may fluctuate significantly.

      We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●	the trading volume of our stock;

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	Market acceptance of our MicroCutter XCHANGE 30 in the United States;

●	European market acceptance of our MicroCutter XCHANGE 30, which we launched in the last quarter of calendar year 2012;

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

Risks Related to Our Business

*We are dependent upon the commercial success of our MicroCutter XCHANGE 30 in Europe and in the United States which, if not successful, could prevent us from successfully commercializing our other microcutter products.

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30, and have only recently commercially launched the MicroCutter XCHANGE 30 in Europe and only received regulatory approval of the MicroCutter XCHANGE 30 with blue cartridge in the United States in January 2014. If we are not successful in achieving market adoption of the MicroCutter XCHANGE 30 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. Although we generated our first commercial revenues from the MicroCutter XCHANGE 30 in December 2012, we expect that we will need to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 as early adopters in Europe continue to use the MicroCutter XCHANGE 30. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter XCHANGE 30 in Europe, and adoption of the MicroCutter XCHANGE 30 in the United States.

A number of factors will influence our ability to gain clinical adoption of the MicroCutter XCHANGE 30:

●

in many surgical specialties, the use of laparoscopic and open surgical stapling devices is routine in clinical practice and an accepted standard of care. Two large companies, Johnson & Johnson and Covidien, dominate the market for surgical stapling devices. For our products to be clinically adopted, they must show benefits that are significant enough for surgeons to communicate their preference and to overcome any constraints on their hospitals’ ability to purchase competing products, such as purchasing contracts, to buy one of our stapling products to replace a competing device;

●	our microcutter products must demonstrate the degree of reliability that surgeons have experienced with products that they have been using for years;

●	market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products;

●	if physicians are not able to use our microcutter products properly, or use them on tissue thicknesses for which they are not designed, adoption of our microcutter products may be negatively impacted;

●	any future recalls may impact physicians’ and hospitals’ perception of our products;

●

we will need to demonstrate the cost-effectiveness of our products, including against any generic microcutter products similar to currently commercially available products following expiration of patents on our competitors’ products;

●	our ability to reduce our costs of manufacturing the MicroCutter XCHANGE 30;

●	our ability to increase our sales force;

●	our ability to obtain 510(k) clearance for the white cartridge; and

●	and our ability to address the need for improvements in response to feedback from physicians, if any.

We cannot predict when, if ever, we will generate significant commercial revenue from the sale of the MicroCutter XCHANGE 30 or any other potential products in our anticipated microcutter product line. If we fail to achieve significant growth in market adoption of the MicroCutter XCHANGE 30, our ability to develop our other planned microcutter products, if at all, will be delayed, which would further harm our business.

We are dependent upon the success of our C-Port and PAS-Port systems to generate revenue in the near term, and sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated and if we are unable to increase sales of our C-Port and PAS-Port systems, our business will be harmed.

We have expended significant time, money and effort in the development of our current commercial products used by cardiac surgeons to perform coronary bypass surgery, the C-Port systems and the PAS-Port system. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006) and our C-Port Flex A in April 2007. We commenced U.S. sales of our PAS-Port system in September 2008. To date, our anastomosis products have not gained, and we cannot assure you that our anastomosis products or any other products that we may develop will gain, any significant degree of market acceptance among physicians or patients. We believe that recommendations by physicians will be essential for market acceptance of our products; however, we cannot assure you that significant recommendations will be obtained. Physicians will not recommend our products unless they conclude, based on clinical data and other factors, that the products represent a safe and acceptable alternative to other available options. In particular, physicians may elect not to recommend using our anastomosis products in surgical procedures until such time, if ever, as we successfully demonstrate with long-term data that our products result in patency rates comparable to or better than those achieved with hand-sewn anastomoses, and we resolve any technical limitations that may arise. Further, if physicians have negative experiences with our anastomosis products in surgical procedures, whether due to the fault of our anastomosis products or the physician, the adoption of these products could be negatively impacted.

To date we have generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30, as it was only introduced to the European market in December 2012 and we only received regulatory approval for the MicroCutter XCHANGE 30 with blue cartridge in January 2014. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

*The MicroCutter XCHANGE 30 is currently only approved using the blue cartridge, which limits the types of procedures that may be performed with it, and the failure to obtain 510(k) clearance for the white cartridge and expanded indications could prevent us from successfully commercializing the MicroCutter XCHANGE 30.

We only received United States Food and Drug Administration 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, which limits the procedures for which it can be used in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue. We have submitted a 510(k) application to the FDA for the white cartridge for use in thin tissue which, if we receive clearance for it, would expand the range of tissue thicknesses that can be transected, resected or anastomosed.  If we are not able to obtain 510(k) clearance of the white cartridge then the market for the XCHANGE 30 would be significantly smaller than we currently expect, which would limit our ability to generate revenues from the XCHANGE 30, which would significantly harm our business prospects.

*The limitations on the indications of use for the MicroCutter XCHANGE 30 will limit our promotional activities, which could inhibit our success in commercializing the MicroCutter XCHANGE 30 and could expose us to potential off-label risks, including fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

     Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of the off-label use of our products. Healthcare providers may use our products off-label, as the FDA does not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

We have limited data regarding the safety and efficacy of our microcutter products. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which our microcutter products are adopted.

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

If the FDA determines that our C-Port systems or PAS-Port systems do not perform as anticipated, or if the FDA identifies new concerns related to the safety and effectiveness of these products, we may be required to withdraw these products, which could harm our business.

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

We have limited experience as a company in the sale, marketing and distribution of our products. To commercialize the MicroCutter XCHANGE 30 in the United States, we will have to build a sales force, which we are only beginning to do. Century is responsible for marketing and commercialization of cardiac and microcutter products in Japan. To promote our current and future products in the United States and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

We completed the design verification for and applied the CE Mark to the MicroCutter XPRESS 30, a true multi-fire endolinear microcutter device intended for use by thoracic, bariatric, colorectal and general surgeons. We have suspended development of other potential products in our planned microcutter product line other than the MicroCutter XCHANGE 45 until the development and commercialization of the MicroCutter XCHANGE 45 have been completed. Significant additional research and development and financial resources will be required to continue the development of the MicroCutter XCHANGE 45 and other products in this planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the MicroCutter XCHANGE 45 or other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from generic microcutter products similar to currently commercially available products following expiration of patents on our competitors’ products, which could create greater price competition and decrease the revenue potential of our microcutter products. Our failure to successfully develop the MicroCutter XCHANGE 45 and/or other microcutter products would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

*Our PAS-Port and C-Port systems, our MicroCutter XCHANGE 30, and future products may face future development and regulatory difficulties and limitations on use.

Even though the current generations of the C-Port and PAS-Port systems have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. The FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved PMA.  Any of our future products, including the planned products in our microcutter product line and any future generations of the C-Port and PAS-Port systems, may not obtain regulatory clearances required for marketing or may face these types of restrictions or requirements, particularly as the FDA is considering revising its 510(k) clearance system to, in certain cases, require human clinical data and to prohibit the combination of multiple predicate devices as the basis for a 510(k).

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. We rely substantially on the premarket notification process for FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  This provision allows many medical devices to avoid human clinical trials if the product is “substantially equivalent” to another device already on the market.  Premarket notification requires a new device to be compared for safety, effectiveness and technological characteristics to another device (or multiple devices) already on the market.  A successful 510(k) submission results in FDA clearance for commercialization.  An Institute of Medicine, or IOM panel recommended that this 510(k) process be significantly revised to be more restrictive.  While the IOM report is non-binding, we do not know if or when the FDA will act on this recommendation.  If we can no longer use the 510(k) pathway in the future, we may be required to perform clinical trials for our new products in order to obtain clearance or approval for commercialization.  If so, our development costs will increase substantially, and the likelihood of approval for some of our products may be reduced.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance or the approval of a PMA before the modified product can be marketed. Any products or product enhancements that we develop that require regulatory clearance or approval, including the white cartridge for the MicroCutter XCHANGE 30, may not be cleared or approved on the timelines that we currently anticipate, if approved at all. Any new products or any product enhancements that we develop may not be subject to the shorter 510(k) clearance process, but may instead be subject to the more lengthy PMA requirements. Additionally, even if 510(k) or other regulatory clearance is granted for the white cartridge for the MicroCutter XCHANGE 30 or any other potential product, the approved indications for use may be limited, and the FDA may require additional animal or human clinical data prior to any potential approval of additional indications. In particular, the 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge was limited to only certain gastrointestinal surgical procedures due to our focus initially on one staple size, which will limit the use of our microcutter products for use only with certain tissue thicknesses.

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

      We derive a substantial portion of our revenue from sales of automated anastomosis systems to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the six month periods ended December 31, 2013 and 2012, sales of automated anastomosis systems to Century accounted for approximately 36% and 32%, respectively, of our total product sales. For fiscal years 2013 and 2012, sales of automated anastomosis systems to Century accounted for approximately 33% and 32%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

*If our competitors for our MicroCutter XCHANGE 30 and have products that are approved in advance of ours, are marketed more effectively or are demonstrated to be safer or more effective than ours, our commercial opportunity for our MicroCutter XCHANGE 30 and any future microcutter products will be reduced or eliminated and our business will be harmed.

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe, we have generated minimal revenues from this launch through December 31, 2013. We only received the FDA 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. The MicroCutter XCHANGE 30, and the MicroCutter XCHANGE 45 and other planned products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

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

If our competitors for our anastomotic solutions and cardiac bypass products have products that are approved in advance of ours, are marketed more effectively or are demonstrated to be safer or more effective than ours, our commercial opportunity for our anastomotic solutions and cardiac bypass products will be reduced or eliminated and our business will be harmed.

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

The current unit costs for our products are very high, and if we are not able to bring them down we will suffer from price competition and may not become profitable.

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

      As of December 31, 2013, we had 62 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

      While we are not aware of any patents issued to third parties that contain subject matter materially related to our technology, there may be patents held by third parties of which we are not aware that contain subject matter materially related to our technology. We cannot assure you that third parties will not assert that our products and systems infringe the claims in their patents or seek to expand their patent claims to cover aspects of our products and systems. An adverse determination in litigation or interference proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may be required to redesign our products to avoid infringement, and it may not be possible to do so effectively. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling the C-Port or PAS-Port systems or any other product we may develop, which would have a significant adverse impact on our business.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our blue cartridge for the MicroCutter XCHANGE 30, C-Port and PAS-Port systems and in Europe for the MicroCutter XCHANGE 30. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business.

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

      An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	completion of development and commercial launch of our microcutter products, and the timing thereof;

●	perceptions that we may not be able to raise capital as needed, or that investors will be substantially diluted if we do raise capital;

●	market acceptance and adoption of our products;

●	regulatory clearance or approvals of or other regulatory developments with respect to our products;

●	volume and timing of orders for our products;

●	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

●	quarterly variations in our or our competitors’ results of operations;

●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

●	the announcement of new products or product enhancements by us or our competitors;

●	announcements related to patents issued to us or our competitors and to litigation; and

●	developments in our industry.

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

      Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 18% of our outstanding common stock as of December 31, 2013. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

*The change of control rules under Section 382 of the Internal Revenue Code may limit our ability to use net operating loss carryforwards to reduce future taxable income.

As of June 30, 2013, we had net operating loss carry-forwards, or NOLs, to reduce future taxable income, of approximately $134.1 million for federal income tax purposes and $102.3 million available to reduce future taxable income, if any, for state income taxes. Generally, NOL carryforwards can be used to reduce future taxable income. Our use of our NOL carryforwards will be limited, however, under Section 382 of the Internal Revenue Code, if we undergo a change in ownership of more than 50% of our capital stock over a three-year period as measured under Section 382 of the Code. We have completed a study of our tax attributes under Section 382 of the Internal Revenue Code through June 30, 2010, which resulted in significant limitations on our net operating loss and credit carry-forwards prior to utilization. However, we have issued additional shares in fiscal years 2013, 2012 and 2011, that may have triggered further limitations on the net operating loss carry-forwards and credit-forwards included in the deferred tax assets. Further, any future stock issuances by us may further trigger these limitations. If we have experienced, or in the future experience, an ownership change, the resulting annual limit on the use of our NOL carryforwards would significantly reduce our ability to use our NOLs, which could result in significantly higher taxes we are required to pay in the future than if these limitations had not been triggered. Whether an ownership change occurs by reason of trading in our stock is not within our control and the determination of whether an ownership change has occurred is complex. No assurance can be given that we will not in the future undergo another ownership change that would have a significant adverse effect on the use of our NOL carryforwards. In addition, the possibility of causing an ownership change may reduce our willingness to issue new common stock to raise capital.

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: February 5, 2014	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: February 5, 2014	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (3)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (4)
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (8)
3.6	Amended and Restated Bylaws of Cardica, Inc. (5)
3.7	Specimen Common Stock certificate of the Registrant.(6)
4.1	Form of Warrant dated September 30, 2009. (7)
10.1	Cardica, Inc. 2005 Equity Incentive Plan
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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

(7)	Filed as Exhibit 4.6 of the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on September 29, 2009, and incorporated herein by reference.
(8)	Filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, File No. 000-51772, filed with the Securities and Exchange Commission on November 15, 2013, and incorporated herein by reference.