Form 10-Q
period 2014-03-31
CARDICA INC
filed 2014-05-07
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

On May 1, 2014, there were 88,931,216 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Balance Sheets at March 31, 2014, and June 30, 2013	3

b. Condensed Statements of Operations for the three and nine months ended March 31, 2014 and 2013	4

c. Condensed Statements of Comprehensive Loss for the three and nine months ended March 31, 2014 and 2013	5

d. Condensed Statements of Cash Flows for the nine months ended March 31, 2014 and 2013	6

e. Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	41

SIGNATURES	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2014	June 30, 2013
Assets
Current assets:
Cash and cash equivalents	$2,932	$6,373
Short-term investments	—	6,022
Accounts receivable, net of allowance of $0 and $33	537	391
Inventories	1,292	1,457
Prepaid expenses and other current assets	219	253
Total current assets	4,980	14,496

Property and equipment, net	2,259	3,161
Other non-current assets	207	—
Restricted cash	104	104
Total assets	$7,550	$17,761

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,244	$764
Accrued compensation	703	600
Other accrued liabilities	588	420
Current portion of deferred revenue	403	444
Total current liabilities	2,938	2,228

Deferred revenue, net of current portion	1,610	1,610
Note payable	3,011	2,788
Other non-current liabilities	43	161
Total liabilities	7,602	6,787

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value: 5,000,000 shares authorized: no shares issued and outstanding at March 31, 2014, and June 30, 2013	—	—
Common stock, $0.001 par value: 125,000,000 and 75,000,000 shares authorized, 51,618,443 and 51,068,614 shares issued and 51,552,216 and 51,002,387 shares outstanding, at March 31, 2014, and June 30, 2013, respectively	51	51
Additional paid-in capital	166,344	165,085
Treasury stock at cost (66,227 shares at March 31, 2014, and June 30, 2013)	(596)	(596)
Accumulated comprehensive loss	—	(5)
Accumulated deficit	(165,851)	(153,561)
Total stockholders' equity (deficit)	(52)	10,974
Total liabilities and stockholders' equity (deficit)	$7,550	$17,761

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Net revenue:
Product sales, net	$916	$767	$2,497	$2,322
License and development revenue	—	84	41	252
Royalty revenue	18	17	52	53
Total net revenue	934	868	2,590	2,627

Operating costs and expenses:
Cost of product sales	1,368	1,089	3,423	2,689
Research and development	1,724	2,022	5,070	6,848
Selling, general and administrative	2,096	1,593	6,050	5,040
Total operating costs and expenses	5,188	4,704	14,543	14,577

Loss from operations	(4,254)	(3,836)	(11,953)	(11,950)

Interest income	—	2	5	11
Interest expense	(126)	(114)	(373)	(339)
Other expense, net	1	2	31	—
Net loss	$(4,379)	$(3,946)	$(12,290)	$(12,278)
Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.24)	$(0.33)

Shares used in computing basic and diluted net loss per Share	51,587	38,633	51,330	37,436

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Net loss	$(4,379)	$(3,946)	$(12,290)	$(12,278)
Changes in market value of investments:
Change in unrealized gain on short term investments, net	1	1	5	5
Comprehensive loss	$(4,378)	$(3,945)	$(12,285)	$(12,273)

See accompanying notes to the condensed financial statements.

CARDICA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	March 31,
	2014	2013
Operating activities:
Net loss	$(12,290)	$(12,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,045	858
Amortization of premiums on marketable securities	76	—
Stock-based compensation expense	809	772
Allowance for doubtful account	(33)	—
Non cash interest expense	223	188
Changes in operating assets and liabilities:
Accounts receivable	(113)	(36)
Prepaid expenses and other current assets	(173)	(37)
Inventories	165	(824)
Accounts payable and other accrued liabilities	530	675
Accrued compensation	103	177
Deferred revenue	(41)	(252)
Net cash used in operating activities	(9,699)	(10,757)

Investing activities:
Purchases of property and equipment	(143)	(1,826)
Proceeds from maturities of short-term investments	8,648	8,213
Purchases of short-term investments	(2,697)	(3,392)
Net cash provided by investing activities	5,808	2,995

Financing activities:
Net proceeds from issuances of common stock	450	14,893

Net increase (decrease) in cash and cash equivalents	(3,441)	7,131
Cash and cash equivalents at beginning of period	6,373	8,472
Cash and cash equivalents at end of period	$2,932	$15,603

Supplemental disclosure of cash flow information:
Interest paid	$151	$151

See accompanying notes to the condensed financial statements.

 CARDICA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cardica, Inc. (“Cardica” or the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc.  Historically, the Company’s business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. The Company has expanded and re-focused its business by emphasizing the development of a laparoscopic microcutter product line intended for use by thoracic, bariatric, colorectal, urological, gynecological and general surgeons.

The Company is commercializing and developing a microcutter product line based on its proprietary “staple-on-a-strip” technology, which expands its commercial opportunity into additional surgical markets. The microcutter product line is designed to cut and staple human tissue during video-assisted (laparoscopic or thoracoscopic) and open surgical procedures. The product line includes the currently commercially-available MicroCutter XCHANGE® 30, a cartridge based microcutter device with a five millimeter shaft diameter and a 30 millimeter staple line, and the planned MicroCutter XCHANGE® 45, a cartridge based microcutter device with an eight millimeter shaft and a 45 millimeter staple line, FLEXCHANGE™ 30, a cartridge-based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and MicroCutter XPRESS 45, a multifire endolinear microcutter device specifically designed for bariatric and thoracic surgical procedures. Each microcutter device is designed or is being designed to deliver standard surgical staple line lengths of 30 millimeters or 45 millimeters, as denoted in its name.

The Company received United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses (the connection of two tubular structures) in the small and large intestine, as well as the transection of the appendix. As a result, the Company currently does not have an indication for kidney, liver, spleen or lung surgery. The color of the cartridge applies to target tissue thickness and is standard among surgical staplers. The MicroCutter XCHANGE 30 blue staple cartridge is for use in medium thickness tissue (approximately 1 mm to 2.5 mm thick), and the white staple cartridge is for use in thin tissue (approximately 0.5 mm to 1.5 mm thick). As part of the Company’s controlled commercial launch, on December 26, 2012, the Company made its first shipment to its distributor in Europe. The Company now has agreements with four distributors in Europe. The Company intends to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 based on feedback from surgeons.

To date, the Company generated product revenues almost exclusively from the sale of automated anastomotic systems, and has generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its December 2012 introduction. For the nine months ended March 31, 2014, the Company generated net revenue of $2.6 million, including, $2.3 million from automated anastomotic systems, $0.2 million from commercial sales of the MicroCutter XCHANGE 30 and $0.1 million from license and development and royalty revenues.

Need for Additional Capital

The Company has incurred cumulative net losses of $165.9 million through March 31, 2014, and negative cash flows from operating activities and expects to incur losses for the next several years. As of March 31, 2014, the Company had approximately $2.9 million of cash and cash equivalents, and $4.0 million of debt principal outstanding. On April 15, 2014, the Company entered into an underwriting agreement with Wedbush Securities Inc. ( “Wedbush”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”) relating to the offering, issuance and sale of an aggregate of 32,500, 000 shares of its common stock, $0.001 par value per share and 191,474 shares of Series A Convertible Preferred Stock, $0.001 par value per share. The Series A convertible preferred stock is non-voting and is convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding unless the holder gives the Company at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. The Company also granted to the underwriters an option to purchase up to an additional 4,875,000 shares of common stock to cover overallotments. On April 22, 2014, the Company completed the sale of 32,500,000 shares of its common stock at a price to the public of $0.85 per share and 191,474 shares of Series A Convertible Preferred Stock at a price to the public of $85 per share, and on April 29, 2014, the Company completed the sale of an additional 4,875,000 shares of common stock at $0.85 per share pursuant to the underwriters’ exercise of their overallotment option. Net proceeds from the financing to the Company, including the exercise of the overallotment option, were approximately $44.5 million. The Company believes that its existing cash and cash equivalents, together with the net proceeds from this offering, will be sufficient to meet its anticipated cash needs to enable the Company to conduct its business substantially as currently conducted for at least the next 24 months. The Company would be able to extend this time period to the extent that it decreases its planned expenditures, or raises additional capital. The audit report on the Company financial statements for the year ended June 30, 2013, included an explanatory paragraph highlighting the substantial doubt about its ability to continue as a going concern.

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

In February 2013, the FASB issued ASU No. 2013-012, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified in their entirety to net income. An entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted ASU No. 2013-02 in July 2013, and as a result, there was no material impact on the Company’s financial statements for the three and nine months ended March 31, 2014.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

On April 15, 2014, the Company entered into an underwriting agreement with Wedbush and Craig-Hallum relating to the offering, issuance and sale of an aggregate of 32,500,000 shares of its common stock, $0.001 par value per share and 191,474 shares of Series A Convertible Preferred Stock, $0.001 par value per share. The Series A convertible preferred stock is non-voting and is convertible into shares of the Company’s common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding unless the holder gives the Company at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. The Company also granted to the underwriters an option to purchase up to an additional 4,875,000 shares of common stock to cover overallotments. On April 22, 2014, the Company completed the sale of 32,500,000 shares of its common stock at a price to the public of $0.85 per share and 191,474 shares of Series A Convertible Preferred Stock at a price to the public of $85 per share, and on April 29, 2014, the Company completed the sale of an additional 4,875,000 shares of common stock at $0.85 per share pursuant to the underwriters’ exercise of their overallotment option. Net proceeds from the financing to the Company, including the exercise of the overallotment option, were approximately $44.5 million.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provides that, upon the terms and subject to the conditions and limitations set forth therein, the Company may issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of the Company’s common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement which may be effected by either MLV or the Company at any time upon 10 days’ notice to the other party. As of March 31, 2014, the Company had received net proceeds of $1.2 million, from the sale of an aggregate of 884,756 shares of common stock through MLV. During the nine months ended March 31, 2014 and 2013, the Company received net proceeds of $0.4 million and $0.7 million, respectively, from the sale of an aggregate of 439,163 and 414,099 shares of common stock through MLV, respectively.

The Company is no longer able to sell shares under its shelf registration statement, and therefore the Company will not be able to sell shares pursuant to the ATM Agreement until the Company files another shelf registration statement.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Risk-free interest rate	1.41% - 1.42%	0.69%	0.91% - 1.42%	0.44% - 0.74%
Dividend yield	—	—	—	—
Weighted-average expected term (in years)	4.58	4.58	3.77 - 4.58	3.77 - 4.58
Expected volatility	67.1% - 73.8%	87.6%	65.5% - 79.7%	77.7% - 87.6%

The expected term of options granted is determined using the “simplified” method because the company concluded it does not have sufficient experience. Under this approach, the expected term is presumed to be the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not currently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.8 million, or $0.02 per share, and $0.8 million, or $0.02 per share for the nine months ended March 31, 2014 and 2013, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.7 million at March 31, 2014, and is expected to be recognized over a weighted average period of 2.7 years.

Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Cost of product sales	$21	$19	$91	$70
Research and development	51	54	99	192
Selling, general and administrative	204	150	619	510
Total	$276	$223	$809	$772

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	March 31,		March 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(4,379)	$(3,946)	$(12,290)	$(12,278)
Denominator:
Denominator for basic and diluted net loss per share	51,587	38,633	51,330	37,436
Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.24)	$(0.33)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of March 31, 2014 and 2013, because their effect would be antidilutive (in thousands):

	As of March 31,
	2014	2013
Options to purchase common stock	5,618	4,186
Unvested restricted stock awards	28	62
Warrants	3,991	3,991
Total	9,637	8,239

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,040	$—	$—	$2,040

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,462	$—	$—	$5,462
Short-term investments:
Corporate debt securities	—	5,522	—	5,522
Commercial paper	—	500	—	500

Total assets at fair value	$5,462	$6,022	$—	$11,484

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

As of March 31, 2014, the Company’s material current financial assets and liabilities not carried at fair value, including its trade accounts receivable and accounts payable, were reported at their current carrying values which approximate fair value given the short-term nature of these instruments with maturity dates of less than one year. As of March 31, 2014, the Company’s note payable was reported at current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. See “Note 8 - Note Payable”.

 NOTE 5 – SHORT-TERM INVESTMENTS

As of March 31, 2014, the Company did not hold any investments in marketable securities.

The Company’s short-term investments, with maturity dates of less than one year, consisted of the following (in thousands):

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities	$5,527	$—	$(5)	$5,522
Commercial paper	500	—	—	500

Total	$6,027	$—	$(5)	$6,022

NOTE 6 - INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2014	June 30, 2013
Raw materials	$662	$473
Work in progress	462	594
Finished goods	168	390
Total	$1,292	$1,457

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

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan. As of March 31, 2014, and June 30, 2013, the balance of the loan was $3.0 million and $2.8 million net of debt issuance costs of $1.0 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

For the three months ended March 31, 2014 and 2013, sales of automated anastomosis systems to Century accounted for approximately 28% and 36%, respectively, and for the nine months ended March 31, 2014 and 2013, 33% and 34%, respectively, of the Company’s total product sales. As of March 31, 2014, and June 30, 2013, Century accounted for approximately 22% and 33%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that was being recognized as revenue ratably over that three year period. In total, the revenue recognized for each of the nine months ended March 31, 2014 and 2013, related to this arrangement was $41,000 and $252,000, respectively, and as of March 31, 2014, there was no deferred revenue related to this arrangement as the three years period has ended.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the nine months ended March 31, 2014 or 2013.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $403,000 under this agreement had been recorded as deferred revenue as of March 31, 2014, and June 30, 2013. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the Distribution Agreement with Century, the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million (see Note 7, Distribution, License, Development and Commercialization Agreements).  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2016, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $1.6 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by a substantial portion of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property. As of March 31, 2014, and June 30, 2013, the balance of the loan was $3.0 million and $2.8 million net of debt issuance costs of $1.0 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

 NOTE 9 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheet as of March 31, 2014, and June 30, 2013, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  March 31, 2014, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2014 (remaining three months)	$168
2015	689
2016	118
Total minimum lease payments	$975

NOTE 10 – SUBSEQUENT EVENT

With the exception of the April 2014 offering discussed in notes 1 and 2, management concluded no other material subsequent events have occurred.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue, sufficiency of cash resources or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “estimate,” ”believe,” “potential,” or “continue” or variations or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

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

Overview

We are commercializing and developing a microcutter product line based on our proprietary “staple-on-a-strip” technology intended for use by thoracic, bariatric, colorectal, urological, gynecological and general surgeons. Our microcutter product line is designed to cut and staple human tissue during video-assisted (laparoscopic or thoracoscopic) and open surgical procedures. The product line includes the currently commercially-available MicroCutter XCHANGE® 30, a cartridge based microcutter device with a five millimeter shaft diameter and a 30 millimeter staple line, and the planned MicroCutter XCHANGE® 45, a cartridge based microcutter device with an eight millimeter shaft and a 45 millimeter staple line, FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and MicroCutter XPRESS® 45, a multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets. Our MicroCutter XCHANGE 30 has the smallest shaft diameter (five millimeters) of a commercially-available articulating surgical stapler, and is used with cartridge-based staples that are first loaded in the device and then deployed by the microcutter, which also cuts the tissue in the center of the deployed staple rows, referred to as the staple lines. The small diameter and wide range of articulation allow the XCHANGE 30 to be used in areas that may be difficult to reach with conventional 12 millimeter surgical staplers. These features also increase visibility at the surgical site and reduce the trauma to the thoracic or abdominal wall typically inflicted by larger trocars, which are the tubes through which the surgical instruments are inserted. The use of cartridges enables the surgeon to only use one microcutter to deploy multiple staple lines by reloading a cartridge in the microcutter for subsequent deployments. According to a 2012 U.S. market survey, approximately 40% of sales for laparoscopic stapling procedures are performed on thin tissue and approximately 40% of sales for laparoscopic procedures are performed on medium thickness tissue. The remaining thicker tissues are typically stapled with cartridges color coded in green, which we expect to be available as part of the planned MicroCutter XCHANGE 45.

We received from the United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue staple cartridge is for use in medium thickness tissue, and the white staple cartridge is for use in thin tissue. In addition, our exclusive distributor in Japan, Century Medical, Inc., or Century, has filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency in Japan and upon approval, anticipates launching the MicroCutter XCHANGE 30 in Japan.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the XCHANGE 30 in Europe. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of March 31, 2014, more than 14,200 C-Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of March 31, 2014, more than 36,000 PAS-Port systems had been sold in the United States, Europe and Japan. To date, we have generated product revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its December 2012 introduction.

For the nine months ended March 31, 2014, we generated net revenue of $2.6 million, including $2.3 million from the sale of automated anastomotic systems, $0.2 million from commercial sales of the MicroCutter XCHANGE 30 and $0.1 million from license and development and royalty revenues, and incurred a net loss of $12.3 million.

Since our inception, we have incurred cumulative net losses of $165.9 million through March 31, 2014, and we expect to continue to incur net losses for the next several years. We have not generated significant revenue from the MicroCutter XCHANGE 30. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenue from product sales and license and development payments were not sufficient to support the operation of our business as we had planned.  If we fail to obtain broader commercial adoption of our products or to achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

As of March 31, 2014, we have approximately $2.9 million of cash and cash equivalents, and $4.0 million of debt principal outstanding. On April 15, 2014, we entered into an underwriting agreement with Wedbush Securities Inc. ( “Wedbush”) and Craig-Hallum Capital Group LLC (“Craig-Hallum”) relating to the offering, issuance and sale of an aggregate of 32,500,000 shares of our common stock, $0.001 par value per share and 191,474 shares of Series A Convertible Preferred Stock, $0.001 par value per share. The Series A convertible preferred stock is non-voting and is convertible into shares of our common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the our common stock then outstanding unless the holder gives us at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. We also granted to the underwriters an option to purchase up to an additional 4,875,000 shares of common stock to cover overallotments. On April 22, 2014, we completed the sale of 32,500,000 shares of our common stock at a price to the public of $0.85 per share and 191,474 shares of Series A Convertible Preferred Stock at a price to the public of $85 per share, and on April 29, 2014, we completed the sale of an additional 4,875,000 shares of common stock at $0.85 per share pursuant to the underwriters’ exercise of their overallotment option. Net proceeds from the financing to us, including the exercise of the overallotment option, were approximately $44.5 million. We intend to use the net proceeds from this offering for general corporate purposes, including the costs of sales and marketing activities for the U.S. launch of the MicroCutter XCHANGE 30, research and development activities, and general and administrative and manufacturing expenses.

We believe that our existing cash and cash equivalents, together with the net proceeds from the April 2014 offering will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 24 months.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $41,000 and $0.3 million had been recorded as license and development revenue for the nine months ended March 31, 2014 and 2013, respectively, and there was no deferred revenue as of March 31, 2014.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with Aspire Capital

Subject to the terms and conditions of our Purchase Agreement with Aspire Capital, we had a right to sell to Aspire Capital pursuant to the Purchase Agreement up to $10.0 million of our common stock at a maximum of 300,000 shares per day based on the trading price of our common stock. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, we issued to Aspire Capital 295,567 shares of our common stock as a commitment fee, or the Commitment Shares. The Purchase Agreement terminated on February 10, 2013, and 166,759 shares of our common stock issued pursuant to the Purchase Agreement were returned to us as the maximum numbers of shares available under the Purchase Agreement were not sold to Aspire. Based on the quoted price, the shares were valued at $1.38 per share, or $230,000. We are no longer entitled to sell any further shares of our common stock to Aspire Capital under the Purchase Agreement. Through the termination date, a total of 1,478,808 shares of common stock (including the 128,808 Commitment Shares) had been issued to Aspire Capital pursuant to the Purchase Agreement and $4.4 million of capital had been raised through the sale of 1,350,000 shares of common stock at an average price of $3.23 per share. For the fiscal year ended June 30, 2013, and the nine months ended March 31, 2014, we did not issue any shares under the Purchase Agreement.

Agreement with MLV

Subject to the terms and conditions of the ATM Agreement, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent. The extent to which we rely on sales of common stock under the ATM Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014, and (3) termination of the ATM Agreement. As of March 31, 2014, we have received net proceeds of $1.2 million, from the sale of an aggregate of 884,756 shares of common stock through MLV. During the nine months ended March 31, 2014 and 2013, we received net proceeds of $0.4 million and $0.7 million, respectively, from the sale of an aggregate of 439,163 and 414,099 shares of common stock through MLV, respectively.

We are no longer able to sell shares under our shelf registration statement, and therefore we will not be able to sell shares pursuant to the ATM Agreement until we file another shelf registration statement.

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

 Results of Operations

Comparison of the three and nine months ended March 31, 2014 and 2013

Net Revenue. Total net revenue was $0.9 million and $2.6 million for the three and nine months ended March 31, 2014, respectively, compared to $0.9 million and $2.6 million for the same period in 2013, respectively. Product sales increased by $0.1 million, or 19%, to $0.9 for the three months ended March 31, 2014, compared to $0.8 million for the same period in 2013. Product sales increased by $0.2 million, or 8%, to $2.5 million for the nine months ended March 31, 2014, compared to $2.3 million for the same period in 2013. The increases in product sales for both periods were primarily attributable to higher PAS-Port and MicroCutter XCHANGE 30 sales, offset in part by lower C-Port systems sales.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were $18,000 and $0.1 million for the three months ended March 31, 2014 and 2013, respectively, and $0.1 million and $0.3 million for the nine months ended March 31, 2014 and 2013, respectively. The decreases for both periods were primarily attributable to the end of the three years amortization of the license and development agreement with Intuitive Surgical.

For the three months ended March 31, 2014 and 2013, sales of automated anastomosis systems to Century accounted for approximately 28% and 36%, respectively, and for the nine months ended March 31, 2014 and 2013, approximately 33% and 34%, respectively, of our total product sales.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $0.3 million, or 26%, to $1.4 million for the three months ended March 31, 2014, compared to $1.1 million for the same period in 2013. Cost of product sales increased by $0.7 million, or 27%, to $3.4 million for the nine months ended March 31, 2014, compared to $2.7 million for the same period in 2013. The increases in cost of product sales for both periods resulted primarily from higher product costs related to increased microcutter products sales since the XCHANGE 30’s December 2012 introduction.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense decreased by $0.3 million, or 15%, to $1.7 million for the three months ended March 31, 2014, compared to $2.0 million for the same period in 2013. The decrease was primarily attributable to a decrease of $0.2 million due to the completion of the microcutter clinical trial and FDA submission efforts and a decrease of $0.1 million of depreciation expenses. There were also decreases in salaries and benefits expenses of $45,000 due primarily to fewer numbers of personnel, partially offset by an increase of $0.1 million in material purchases used in research and development activities.

Research and development expense decreased by $1.8 million, or 26%, to $5.1 million for the nine months ended March 31, 2014, compared to $6.8 million for the same period in 2013. The decrease was primarily attributable to a decrease of $0.7 million of material purchases due to the completion of the development of our MicroCutter XCHANGE 30 and a decrease of $0.5 million due to the completion of our microcutter clinical trial in Europe. There were also decreases in salaries and benefits expenses of $0.2 million due primarily to fewer numbers of personnel, partially offset by an increase of $0.1 million in professional outside services expense related to the completion of the microcutter clinical trial and FDA submission effort.

We anticipate that research and development expenses will decrease modestly in absolute terms in future periods as the clinical trial has completed.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $0.5 million, or 32%, to $2.1 million for the three months ended March 31, 2014, compared to $1.6 million for the same period in 2013. The increase in selling, general and administrative expense was primarily attributable to an increase in microcutter demonstration and sample expenses of $0.2 million for units used in the field for training, an increase in salaries and benefits expenses of $0.2 million due to the hiring of the VP of sales and marketing as well as add two more sales representatives to our sales force, and an increase in travel expenses of $0.1 million, offset in part by a decrease in professional outside service expenses of $0.1 million due mainly to the conversion of our VP of sales and marketing to permanent hire.

Selling, general and administrative expense increased by $1.0 million, or 20%, to $6.1 million for the nine months ended March 31, 2014, compared to $5.0 million for the same period in 2013. The increase in selling, general and administrative expense was primarily attributable to an increase in microcutter demonstration and sample expenses of $0.7 million for units used in the field for training, an increase in salaries and benefits expenses of $0.1 million due to three additions in our sales force, and an increase in travel expenses of $0.2 million, offset in part by a decrease of $0.1 million professional outside services expense.

We expect selling, general and administrative expense to increase in absolute terms in future periods as we continue to expand our sales and marketing effort to commercialize our microcutter products in Europe and in the United States.

Interest Expense. Interest expense was $0.1 million for the three months ended March 31, 2014, compared to $0.1 million for the same period in 2013. Interest expense was $0.4 million for the nine months ended March 31, 2014, compared to $0.3 million for the same period in 2013. The increase in interest expenses was due to the interest, including the amortization of debt discount, on our note payable to Century, which we issued in September and December 2011. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2016, and the debt discount is amortized using the effective interest method.

Off Balance Sheet Arrangements

As of March 31, 2014, except for a real estate operating lease for our headquarters in Redwood City, California, expiring in August 2015, we did not have any off-balance sheet arrangements.

Liquidity and Capital Resources

As of March 31, 2014, our accumulated deficit was $165.9 million and we had cash and cash equivalents of $2.9 million, as compared to $12.4 million at June 30, 2013. We currently invest some of our cash and cash equivalents in money market funds. Since inception, we have financed our operations primarily through private sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

On April 15, 2014, we entered into an underwriting agreement with Wedbush and Craig-Hallum relating to the offering, issuance and sale of an aggregate of 32,500,000 shares of our common stock, $0.001 par value per share and 191,474 shares of Series A Convertible Preferred Stock, $0.001 par value per share. We also granted to the underwriters an option to purchase up to an additional 4,875,000 shares of common stock to cover overallotments. On April 22, 2014, we completed the sale of 32,500,000 shares of our common stock at a price to the public of $0.85 per share and 191,474 shares of Series A Convertible Preferred Stock at a price to the public of $85 per share, and on April 29, 2014, we completed the sale of an additional 4,875,000 shares of common stock at $0.85 per share pursuant to the underwriters’ exercise of their overallotment option. Net proceeds from the financing to us, including the exercise of the overallotment option, were approximately $44.5 million.

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

On August 3, 2011, we entered into the ATM Agreement with MLV, which provides that, upon the terms and subject to the conditions and limitations set forth therein, we may issue and sell up to $10.0 million of our common stock through MLV as our sales agent over the term of the ATM Agreement. The ATM Agreement provides that the offering of shares of our common stock pursuant to the ATM Agreement will terminate upon the earlier of (1) the sale of all common stock subject to the ATM Agreement, (2) August 2, 2014 and (3) termination of the ATM Agreement which may be effected by either MLV or us at any time upon 10 days’ notice to the other party.  As of March 31, 2014, we had received net proceeds of $1.2 million, from the sale of an aggregate of 884,756 shares of common stock through MLV. During the nine months ended March 31, 2014 and 2013, we received net proceeds of $0.4 million and $0.7 million, respectively, from the sale of an aggregate of 439,163 and 414,099 shares of common stock through MLV, respectively.

We are no longer able to sell shares under our shelf registration statement, and therefore we will not be able to sell shares pursuant to the ATM Agreement until we file another shelf registration statement.

Summary cash flow data is as follows (in thousands):

	Nine months ended
	March 31,
	2014	2013
Net cash used in operating activities	$(9,699)	$(10,757)
Net cash provided by investing activities	5,808	2,995
Net cash provided by financing activities	450	14,893

Net cash used in operating activities for the nine months ended March 31, 2014 and 2013, was $9.7 million and $10.8 million, respectively. The use of cash for the nine months ended March 31, 2014 and 2013, was primarily attributable to our investments in bringing our microcutter products to market, including clinical trials and research and development activities, which were significantly more than the sales of our automated anastomotic systems used by cardiac surgeons to perform coronary bypass.

Net cash provided by investing activities for the nine months ended March 31, 2014 and 2013, was $5.8 million and $3.0 million, respectively. Net cash provided by investing activities in the nine months ended March 31, 2014, was mainly due to the net proceeds from sales of short term investments of $6.0 million, offset by $0.1 million used to acquire property and equipment. Net cash provided by investing activities in the nine months ended March 31, 2013, reflects net proceeds from the net sales of short term investments of $4.8 million, offset against purchases of property and equipment of $1.8 million, mainly to support for our microcutter development activities.

Net cash provided by financing activities for the nine months ended March 31, 2014 and 2013, was $0.4 million and $14.9 million, respectively. Net cash provided by financing activities for the nine months ended March 31, 2014, consisted of the net proceeds of $0.4 million received from the sale of shares of common stock through MLV. Net cash provided by financing activities for the nine months ended March 31, 2013, consisted of the net proceeds of $14.1 million received from our public offering of our common stock, $0.7 million received from the sale of shares of common stock to MLV and approximately $0.1 million of proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents, together with the net proceeds from our April 2014 offering, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 24 months. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, including the process for obtaining FDA clearance for the commercial use of our other microcutter products in the United States, and we could exhaust our available financial resources sooner than we currently expect.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	market acceptance of our MicroCutter XCHANGE 30 in Europe and the United States;

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

●

the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 45 and additional future products or features in our microcutter product line;

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

As part of our controlled commercial launch of the XCHANGE 30 in Europe on December 26, 2012, we made our first shipment to our distributor in Europe. We now have agreements for the microcutter product line with four distributors in Europe. We intend to continue to make enhancements to the MicroCutter XCHANGE 30 and develop the MicroCutter XCHANGE 45 before continuing our efforts to develop other products in our planned microcutter product line. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of either of these products or any other products in our planned microcutter product line. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs through public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the 24 months, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at March 31, 2014, were as follows (in thousands):

Contractual Obligations:	Total	4/1/2014 - 6/30/2014	7/1/2014 - 6/30/2015	7/1/2015 - 6/30/2017
Operating lease obligations	$975	$168	$689	$118
Purchase commitments	334	334	—	—
Note payable, including interest	4,500	50	200	4,250
Total	$5,809	$552	$889	$4,368

This compares to our future contractual obligations as of June 30, 2013, of $6.3 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the nine months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, filed with the Securities and Exchange Commission on September 25, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Although we have revised the text of some of the risk factors set forth below, the underlying risks have not changes materially from the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, other than: (1) the ones that we have marked with an asterisk (*); (2) those related to our financial position, which has changes substantially with the April 2014 financing from which we received approximately $44.5 million in net proceeds; and (3) risks related to obtaining regulatory approval of the MicroCutter XCHANGE 30 in the United States, which we have since obtained, including with respect to the blue staple cartridge and the white staple cartridge.

Risks Related to Our Finances and Capital Requirements

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred annual net losses since our inception in October 1997.  As of March 31, 2014, our accumulated deficit was approximately $165.9 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as our commercially launched MicroCutter XCHANGE 30 in Europe, market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our microcutter products in the United States.

Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

●	achievement of broad acceptance for our current products or future products that we may commercialize, including the MicroCutter XCHANGE 30 in the United States;

●	achievement of Japan and U.S. regulatory clearance or approval for additional products; and

●	successful sales, manufacturing, marketing and distribution of our products.

We have generated product revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its December 2012 introduction. Through March 31, 2014, we have generated only $0.4 million of revenue from the commercial sales of the MicroCutter XCHANGE 30.  Sales of our products, license and development and royalty activities generated revenues of only $2.6 million for the nine month period ended March 31, 2014, and $3.5 million, $3.7 million and $13.2 million for fiscal years 2013, 2012 and 2011, respectively. We do not anticipate that we will generate significantly higher product sales in the next few quarters.

Our cost of product sales was 137% of our net product sales for the nine month period ended March 31, 2014, and 117% and 111% of our net product sales for fiscal years 2013 and 2012, respectively. We expect higher cost relative to product sales for the foreseeable future due to costs associated with commercializing our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

An existing debt arrangement with our current distributor and lender Century under which, as of March 31, 2014, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to repay any of our debt obligations. After satisfaction of our debt obligations, we could have little or no proceeds left to distribute to the holders of our capital stock.

Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●	the trading volume of our stock;

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	market acceptance of our MicroCutter XCHANGE 30 in Europe and the United States;

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

●

the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 45 and additional products and features in our microcutter product line;

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

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30. We commercially launched the MicroCutter XCHANGE 30 in Europe in December 2012 and only received regulatory approval of the MicroCutter XCHANGE 30 with blue staple cartridge in the United States in January 2014, and for the white staple cartridge in February 2014. If we are not successful in achieving market adoption of the MicroCutter XCHANGE 30 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. Although we generated our first commercial revenues from the MicroCutter XCHANGE 30 in December 2012, we expect that we will need to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 as early adopters in Europe continue to use the MicroCutter XCHANGE 30. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter XCHANGE 30 in Europe, and adoption of the MicroCutter XCHANGE 30 in the United States.

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

●

we will need to demonstrate the cost-effectiveness of our products, including against branded, patent protected products, as well as any generic stapling products similar to currently commercially available products following expiration of patents on our competitors’ products;

●	our ability to reduce our costs of manufacturing the MicroCutter XCHANGE 30;

●	our ability to increase our sales force; and

●	our ability to address the need for improvements in response to feedback from physicians, if any.

We cannot predict when, if ever, we will generate significant commercial revenue from the sale of the MicroCutter XCHANGE 30 or any other potential future products or anticipated features in our microcutter product line. If we fail to achieve significant growth in market adoption of the MicroCutter XCHANGE 30, our ability to develop our other planned microcutter products, if at all, will be delayed, which would further harm our business.

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

To date we have generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its December 2012 introduction and we only received regulatory approval for the MicroCutter XCHANGE 30 with blue staple cartridge in January 2014, and for the white staple cartridge in February 2014. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

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

We may not be successful in our efforts to improve and expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.

While we continue to make modifications and add features to our Microcutter XCHANGE 30, we have suspended development of other potential products in our planned microcutter product line other than the MicroCutter XCHANGE 45 until the development and commercialization of the MicroCutter XCHANGE 45 have been completed. Significant additional research and development and financial resources will be required to continue the development of modifications and additional features for our Microcutter XCHANGE 30, as well as the continued development of the MicroCutter XCHANGE 45 and other products in this planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the MicroCutter XCHANGE 45 or other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from branded, patent-protected products, as well as generic stapling products similar to currently commercially available products following expiration of patents on our competitors’ products, which could create greater price competition and decrease the revenue potential of our microcutter products. Our failure to successfully develop the MicroCutter XCHANGE 45 and/or other microcutter products and improvements to our current product would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. We rely substantially on the premarket notification process for FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  This provision allows many medical devices to avoid human clinical trials if the product is “substantially equivalent” to another device already on the market.  Premarket notification requires a new device to be compared for safety, effectiveness and technological characteristics to another device (or multiple devices) already on the market.  A successful 510(k) submission results in FDA clearance for commercialization.  An Institute of Medicine, or IOM panel recommended that this 510(k) process be significantly revised to be more restrictive.  While the IOM report is non-binding, we do not know if or when the FDA will act on this recommendation.  If we can no longer use the 510(k) pathway in the future, we may be required to perform clinical trials for our new products in order to obtain clearance or approval for commercialization.  If so, our development costs will increase substantially, and the likelihood of approval for some of our products may be reduced.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance or the approval of a PMA before the modified product can be marketed. Any products or product enhancements that we develop that require regulatory clearance or approval may not be cleared or approved on the timelines that we currently anticipate, if approved at all. Any new products or any product enhancements that we develop may not be subject to the shorter 510(k) clearance process, but may instead be subject to the more lengthy PMA requirements. Additionally, even if 510(k) or other regulatory clearance is granted for any potential product, the approved indications for use may be limited, and the FDA may require additional animal or human clinical data prior to any potential approval of additional indications.

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

We derive a substantial portion of our revenue from sales of automated anastomosis systems to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the nine month periods ended March 31, 2014 and 2013, sales of automated anastomosis systems to Century accounted for approximately 33% and 34%, respectively, of our total product sales. For fiscal years 2013 and 2012, sales of automated anastomosis systems to Century accounted for approximately 33% and 32%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

*If our competitors for our MicroCutter XCHANGE 30 and have products that are approved in advance of ours, are marketed more effectively or are demonstrated to be safer or more effective than ours, our commercial opportunity for our MicroCutter XCHANGE 30 and any future microcutter products will be reduced or eliminated and our business will be harmed.

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe, we have generated minimal revenues from this launch through March 31, 2014. We only received the FDA 510(k) clearance for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned improvements, features and products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

●	reduced product size;

●	ease of use;

●	product quality and reliability;

●	multi-fire capability;

●	device cost-effectiveness;

●	degree of articulation;

●	surgeon relationships; and

●	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business. A smaller private company, JustRight Surgical, LLC, is developing smaller surgical instruments and has announced FDA 510(k) clearance for a 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability of staple sizes and articulation compared to the MicroCutter XCHANGE 30. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

*We may require substantial additional capital to continue operations as currently conducted and as proposed to be conducted.

As of March 31, 2014, we had approximately $2.9 million of cash and cash equivalents, and $4.0 million of debt principal outstanding. In April 2014, we completed the public offering of our common stock and Series A Convertible Preferred Stock, resulting in net proceeds to us of approximately $44.5 million. We believe that our existing cash and cash equivalents, together with the net proceeds from the April 2014 offering, will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 24 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the foreseeable future, if at all, we may need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our Series A preferred stock and common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. Failure to raise additional capital may result in our ceasing to be publicly traded or ceasing operations.

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

As of March 31, 2014, we had 66 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our blue and white staple cartridges for the MicroCutter XCHANGE 30, C-Port and PAS-Port systems and in Europe for the MicroCutter XCHANGE 30. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business.

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

Risks Related to Owning Our Common Stock and Series A Convertible Preferred Stock

*The value of our Series A preferred stock is directly tied to the value of our common stock, and any change in the value of our common stock will be reflected in the value of our Series A preferred stock.

Each share of Series A preferred stock is convertible into 100 shares of our common stock, subject to certain limitations that may be waived by the holder of Series A preferred stock. As a result, we expect the value of the Series A preferred stock to have a value directly tied to the value of our common stock. Accordingly, any change in the trading price of our common stock will be reflected in the value of our Series A preferred stock, and the price of our common stock may be volatile as described below.

*The conversion of shares of Series A preferred stock into common stock, or the perception that such conversions may occur, could cause the market price of our common stock to decline.

Each shares of Series A preferred stock is convertible into 100 shares of our common stock at any time at the option of the holder, subject to certain limitations. The conversion of substantial amounts of our Series A preferred stock would result in the issuance by us of a substantial number of additional shares of our common stock, which, subject to certain limitations, could be traded publicly. Such conversions, or the perception that such conversions may occur, could cause the market price of our common stock to decline.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 18% of our outstanding common stock as of March 31, 2014. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Our future operating results may be below securities analysts’ or investors’ expectations, which could cause our common stock price to decline.

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our common stock price to decline. Our results of operations will depend upon numerous factors, including:

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

In November 2012, we received notice from the NASDAQ Global Market that we did not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market because for 30 consecutive business days the market value of our common stock had been below $50,000,000. Although in January 2013, our stock price increased and we received a letter from Nasdaq stating that we had regained compliance with the listing rule and that matter was closed, we cannot guarantee that our stock price will remain sufficiently high to continue to meet the listing requirements. Further, the price of our common stock closed at below $1.00 per share on nine consecutive trading days in April 2014 before trading above $1.00 again beginning on April 22, 2014. If our stock price were trade below $1.00 for a period of 30 consecutive trading days, our common stock could be subject to delisting unless we were to regain compliance within the grace periods allowed by the NASDAQ Global Market. If our stock price drops again our common stock may once again not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market, and our common stock could be delisted from that market if we do not regain compliance within 180 days of any new notice received from Nasdaq.

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

Cardica, Inc.
Date: May 7, 2014	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: May 7, 2014	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description.
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc. (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (2)
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc. (3)
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (4)
3.5	Certificate of Amendment of the Amended and Restated Certificate of Incorporation (8)
3.6	Amended and Restated Bylaws of Cardica, Inc. (5)
3.7	Certificate of Designations of Series A Convertible Preferred Stock (9)
3.8	Specimen Common Stock certificate of the Registrant.(6)
4.1	Form of Warrant dated September 30, 2009. (7)
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
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
(9)

Filed as Exhibit 3.6 of the Company’s Registration Statement on Form S-1, File No. 333-194039, as amended and filed with the Securities and Exchange Commission on April 14, 2014, and incorporated herein by reference.