Form 10-K
period 2014-06-30
CARDICA INC
filed 2014-09-25
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013, was approximately $31,888,386 (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market, on December 31, 2013). For purposes of this disclosure, shares of common stock held by each officer and director (and entities affiliated therewith) have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of common stock outstanding as of September 18, 2014, was 88,951,216.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended June 30, 2014, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

1

Cardica, inc.

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2014

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

PART I

Item 1. Business

Overview

We are commercializing and developing a microcutter product line based on our proprietary “staple-on-a-strip” technology intended for use by thoracic, bariatric, colorectal and general surgeons. Our microcutter product line consists of the currently commercially-available MicroCutter XCHANGE® 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS® 45, a multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets. We estimate that the commercially-available MicroCutter XCHANGE 30, along with these planned additional products, would provide us with a commercial opportunity of approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe are deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States. We also recently submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency in Japan and, upon approval, anticipates launching the MicroCutter XCHANGE 30 in Japan. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of June 30, 2014, more than 14,300 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of June 30, 2014, more than 37,000 PAS-Port systems had been sold in the United States, Europe and Japan. To date, we generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014.

Our Strategy

Our goals are to develop and market laparoscopic microcutter products intended for use by thoracic, bariatric, colorectal and general surgeons and to increase adoption of automated anastomotic systems for coronary artery bypass grafting, or CABG, procedures and closure devices for other surgical procedures. Other existing technologies either do not enable or are less compatible with less invasive and minimally invasive surgery. Because less invasive surgery has many advantages relative to patient outcomes, our strategy involves developing and, ultimately, marketing and selling devices that enable or facilitate less invasive and minimally invasive procedures, which in turn may help expand the market for these types of surgeries. The principal elements of our strategy to achieve our vision and goals include:

•

Commercializing our microcutters. We received from the FDA 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. As part of our controlled commercial launch of the MicroCutter XCHANGE 30 in Europe and in the United States, we made our first sales in December 2012, and March 2014, respectively. We have agreements for the microcutter product line with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, to facilitate direct sales of the microcutter product. In the United States, we have secured approval from 38 hospital Value Analysis Committees (VACs) who have approved the MicroCutter XCHANGE 30 either for purchase or for an evaluation and potential subsequent purchase. We focus on developing relationships with leading clinicians who are considered to be “thought leaders” in their institutions and surgical specialties. We work closely with a limited number of targeted clinical sites to achieve routine clinical adoption of the MicroCutter XCHANGE 30 for surgical procedures in which we believe its key features are most differentiated from existing devices. We plan to leverage the lessons learned from this initial experience and the clinical experience of these key opinion leaders to bring credibility to a broader launch. We signed a distribution agreement in 2011 with Century with respect to distribution of our planned microcutter products in Japan.

•

Leveraging our proprietary “staple-on-a-strip” technology to develop a broad range of surgical stapling devices. Several of the innovative features that we are incorporating into our microcutter product line are: the ability to deploy our “staple-on-a-strip” technology for more consistent staple forms; significantly reduced tool shaft diameter; increased amount of articulation of the end-effector; and potentially larger staples. The MicroCutter XCHANGE 30 incorporates these features and is the first product we commercialized in our planned product line of microcutter devices. We believe that our technology can be adapted for a variety of surgical stapling devices, including the MicroCutter XCHANGE 45, the MicroCutter FLEXCHANGE 30, and the MicroCutter XPRESS 45. These potential products are described under “Microcutter Products and Products Under Development” below. By leveraging our technology, we believe we will expand our commercial opportunity into additional surgical markets.

•

Obtaining U.S. and international regulatory clearance of the microcutter product line. We are currently developing the MicroCutter XCHANGE 45, a cartridge based microcutter device with an eight millimeter shaft and a 45 millimeter staple line. In August 2013, our Japanese distributor, Century Medical, has filed with Pharmaceuticals and Medical Devices Agency in Japan for approval of the MicroCutter XCHANGE 30 cartridges. In addition, we are pursuing regulatory approval for the MicroCutter XCHANGE 30 in Canada.

.

•

Supporting market adoption of the C-Port and PAS-Port systems. We intend to continue to support commercial adoption of our C-Port systems and our PAS-Port system by marketing them as integrated anastomotic tools for use in both on- and off-pump CABG procedures and in robot assisted bypass surgeries, known as totally endoscopic coronary artery bypass, or TECAB, procedures.

•

Establishing a strong proprietary position. As of June 30, 2014, we had 133 issued U.S. patents, 67 additional patent applications in the United States, twelve issued foreign patents and another 25 patent applications filed in selected international markets. We plan to continue to invest in building our intellectual property portfolio.

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

Minimally invasive, laparoscopic (abdominal or pelvic cavities) or thoracoscopic (chest cavity) surgery replaces the large incision typically required for open surgery with several small abdominal/thoracic openings and tubes, referred to as ports, that provide access to the organs upon which the surgeon needs to operate. The surgeon uses an endoscope to view the operating field and inserts specialized instruments through the ports to carry out the procedure. The advantages of laparoscopic/thoracoscopic surgery compared to traditional open surgical procedures include shorter post-operative recovery periods with less pain, shorter hospital stays, decreases in post-operative complications and a quicker return to routine activities.

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

Market

The use of disposable devices for closing and/or cutting in both traditional and laparoscopic/thoracoscopic surgical procedures has been broadly adopted clinically in a number of surgical specialties including colorectal, bariatric, gynecologic, urologic and thoracic surgery. Based on a 2009 Reach Consulting Services report, the world-wide laparoscopic surgery products market is estimated at $3.6 billion annually, with the cutter and stapler segment representing approximately $1.3 billion. Based on a 2010 Millennium Research Group report, 55-70% of the worldwide laparoscopic stapling-cutting closure product revenue is generated in the United States market.

We estimate there are approximately 1.4 million surgical procedures per year in the United States involving bariatric and general, thoracic, gynecologic and urologic surgery, involving, we estimate, over 4 million staple cartridge deployments, 3 million of which we believe are deployed in laparoscopic or thoracoscopic procedures.

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

Microcutter Product Development

Based upon much of the technology we developed for our cardiac surgery anastomosis products, we are developing and have begun commercialization of our microcutter product line. We believe that our endoscopic microcutter design potentially addresses many of the limitations in currently available stapling products and provides surgeons with a smaller and more effective stapling and cutting device for more minimally invasive surgical procedures. Key features of our commercially-available MicroCutter XCHANGE 30 and our planned microcutter product line include:

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

•

True Multi-Fire Capability. Our “staple-on-a-strip” technology is being designed to allow the surgeon to fire multiple deployments within a single procedure, without the need to remove the stapler from the tissue site or having to replace the staple cartridge. Conventional stapling technology requires a tedious, repetitive 10-step process after each deployment in which the stapler is first clamped and then removed from the body cavity. We believe true multi-fire capability will reduce this multi-step process to one simple step: following a deployment, the device is reset by activating a simple slider. True multi-fire capability will only be available in the MicroCutter XPRESS 45.

•

Improved Staple Formation. We have designed our microcutter products to deploy staples with significantly lower deployment forces. Reduced deployment forces potentially give the user more control during deployment. Additionally, our compact staple mechanism would allow more design space to be dedicated to the anvil, which helps to ensure favorable tissue compression. These features combine to result in staple formation.

•

Articulation, Rotation and Handling. End-effector size, articulation and rotation improve tissue access and ease of use, and we believe both are expected by surgeons in stapling devices. Our microcutter products’ designs incorporate end-effectors that articulate as much as 80 degrees, compared to the 45 degrees of maximum articulation achieved with the vast majority of currently marketed linear stapling technologies. In addition, all of our microcutter products are being designed to enable 360-degree rotation of the end-effector. Our MicroCutter XCHANGE 30 is a single-hand operated device: 360 degree rotation with up to 80 degree articulation accomplished with two articulation buttons integrated into a single knob at the end of the handle.

Microcutter Products and Products Under Development

Subject to regulatory clearances, we intend to launch a full range of surgical stapling devices that cover the needs of thoracic, bariatric, colorectal and general surgeons as shown in the table below. These products would provide staple line lengths from 30 to 60 millimeters, come in shaft diameters ranging from five to ten millimeters, accommodate staple heights from 2.0 to 5.3 millimeters and articulate up to 80 degrees. Depending upon the specific product application, we anticipate that some of these products will have true multi-fire capability, while others will be cartridge-based. In all instances the true multi-fire or cartridge design would be combined with our unique staple design, including the “staple-on-a-strip” technology. In the true multi-fire design, we anticipate that each device will provide a number of deployments that is a function of shaft length and desired staple line length, ranging from six to twelve deployments in one device. In addition, subject to regulatory clearances, we plan to expand the microcutter product line by introducing products with flexible shafts to facilitate minimally invasive procedures. The following table summarizes our current and planned microcutter product line; the MicroCutter XCHANGE 30 is our only currently commercial product:

MicroCutter Product Line
Product Family	Multifire	Staple Line Length	Shaft	Articulation
MicroCutter XCHANGE 30	No	30 mm	5 mm, Rigid	Up to 80 degrees
MicroCutter XCHANGE 45	No	45 mm	8 mm, Rigid	Up to 80 degrees
MicroCutter XCHANGE 60	No	60 mm	10 mm, Rigid	Up to 45 degrees
MicroCutter FLEXCHANGE 30	No	30 mm	5 mm, Flexible	Up to 80 degrees
MicroCutter XPRESS 45	Yes	45 mm	8 mm, Rigid	Up to 60 degrees

MicroCutter XCHANGE Product Family

The MicroCutter XCHANGE name refers to the current and planned group of cartridge based microcutter products with rigid shafts that include our proprietary “staple-on-a-strip” technology. The first product in this family is the MicroCutter XCHANGE 30 with a 30 mm staple line length. This 5 mm stapling device has been developed with up to 80 degrees of articulation. We also plan to develop and offer additional versions of the MicroCutter XCHANGE 30 including cartridges with a curved plastic tip at the distal end to facilitate surgeon vision and access for vascular surgical procedures and a version of the MicroCutter XCHANGE 30 with a shorter shaft to facilitate certain surgeries. Subsequently, the MicroCutter XCHANGE 45 and MicroCutter XCHANGE 60, with 45mm and 60mm staple line lengths, respectively, are planned to provide cartridge-based capability when multifire capability is not required.

We believe that the MicroCutter XCHANGE 30 is and will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees. We have initiated sales of the MicroCutter XCHANGE 30 in the European Union and recently in the United States, following the clearance of our 510(k) submissions to the FDA in January 2014 for use of the MicroCutter XCHANGE 30 and blue cartridge, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. We have limited the development of other products in our planned microcutter product line other than the MicroCutter XCHANGE 45 until the development and commercialization of the MicroCutter XCHANGE 45 have been completed. We also recently submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency in Japan and, upon approval, anticipates launching the MicroCutter XCHANGE 30 in Japan.

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

MicroCutter XPRESS Product Family

The MicroCutter XPRESS name refers to the group of microcutter products that is planned to have the true multi-fire endolinear microcutter device design based on our proprietary “staple-on-a-strip” technology. Our only product planned in this group is the MicroCutter XPRESS 45 with a 45 mm staple line length, an 8mm rigid shaft and articulation up to 60 degrees.

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

Microcutter Product Sales and Marketing

Total product sales of our MicroCutter XCHANGE 30 were $0.5 million and $0.2 million, for fiscal years ended June 30, 2014, and 2013, respectively, representing 14 % and 5% of total revenues for fiscal years ended June 30, 2014 and 2013, respectively. There were no product sales of our MicroCutter XCHANGE 30 in fiscal year ended June 30, 2012, as it was introduced in December 2012.

United States

We have launched the MicroCutter XCHANGE 30 to a limited number of targeted clinical sites in the United States. We plan to learn from these sites the time and training required to achieve routine clinical adoption of the MicroCutter XCHANGE 30. To support this strategy, we started with a small group of direct sales representatives that have extensive backgrounds in stapling products and laparoscopic procedures and existing relationships with key surgeons and decision makers.

We will base a broader launch of the MicroCutter XCHANGE 30 on our experience from this limited product introduction. Over subsequent quarters, our plan is to add additional sales representatives in new geographic markets. As part of our controlled commercial launch, we made our first commercial sale of the MicroCutter XCHANGE 30 to a hospital in the United States in March 2014, following our FDA 510(k) clearance of the MicroCutter XCHANGE 30 blue and white cartridges in January 2014 and February 2014, respectively. Total U.S. product sales of our MicroCutter XCHANGE 30 systems since the March 2014 introduction through June 30, 2014, was $0.2 million, representing 6% of total revenue, for the fiscal year ended June 30, 2014.

International

As we are able to apply the CE Mark to additional products in our microcutter product line and are able to gain more adoption of our products, we plan to introduce these additional products to a limited number of targeted clinical sites, similar to our December 2012 introduction of our MicroCutter XCHANGE 30 in Europe. We signed a distribution agreement with Century with respect to distribution of our planned microcutter products in Japan. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan. In August 2013, Century filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency in Japan and, upon approval, anticipates launching our MicroCutter XCHANGE 30 in Japan. We also recently submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada.

Total international product sales of our MicroCutter XCHANGE 30 systems was $0.3 million, representing 8% of total revenue, for the fiscal year ended June 30, 2014.

MicroCutter Competition

The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned products in the microcutter product line if they receive regulatory clearance and are successfully launched would compete, in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

•	reduced product size;

•	ease of use;

•	product quality and reliability;

•	device cost-effectiveness;

•	degree of articulation;

•	surgeon relationships;

•	sales and marketing capabilities; and

•	multi-fire capability.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control more than 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult and the failure to establish a market for our products would have a material adverse effect on our business. A private company, JustRight Surgical, LLC, is developing smaller surgical instruments and has announced FDA 510(k) clearance for a 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability of staple sizes and articulation compared to the MicroCutter XCHANGE 30. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

Cardiac Industry Background

Coronary Artery Disease

According to the American Heart Association, approximately 17.6 million people in the United States have coronary artery disease, and approximately 425,400 people in the United States die each year as a result of the disease. Coronary artery disease, sometimes referred to as atherosclerosis, is a degenerative disease resulting from the deposit of cholesterol and other fatty materials on the interior walls of blood vessels, forming a build-up known as plaque. The accumulation of plaque, usually over decades, causes the vessel to become inelastic and progressively narrows the interior of the artery, impairing its ability to supply blood and oxygen to the heart muscle. When there is insufficient blood flow to the heart muscle, an injury may occur, often resulting in chest pain, or angina, a heart attack or even death. Coronary artery disease is caused by aging and is exacerbated by dietary and environmental factors, as well as by genetic predisposition. As patient ages, the disease will typically advance and become more diffuse, compromising the coronary artery system more globally and occluding more small-diameter vessels.

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

Despite the advancements and market success of drug-eluting stents and angioplasty therapies, these interventional procedures may be less effective than coronary artery bypass grafting, or CABG, procedures in addressing diffuse progressive coronary artery disease. In this advanced stage of coronary artery disease, intervention is required for multiple vessels, many of which are less than two millimeters in internal diameter, a diameter currently unsuited for angioplasty and stenting. In addition, stents have been shown to be difficult to place in patients with coronary lesions in sections with vessel branches and in patients with narrowings in the left main coronary artery.

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

Minimally Invasive Endoscopic Procedures. Recently, a very small number of CABG procedures, referred to as totally endoscopic coronary artery bypass, or TECAB, have been performed using minimally invasive endoscopic procedures to reduce patient trauma. These TECAB procedures typically involve the use of Intuitive Surgical’s da Vinci surgical robot system. In this approach, the sternum is left intact and the surgery is performed through small access ports. The anastomoses are performed on selected, readily reachable vessels using special surgical instruments or the da Vinci robot system, and this procedure requires special surgical skills. Although endoscopic procedures offer the promise of faster post-operative patient recovery times, rapid ambulation, long-term graft patency and a low incidence of adverse outcomes, in the past there were a number of challenges to wide-scale realization of that potential, including the absence of a method to enable surgeons to perform reproducible and effective anastomoses that can be rapidly deployed through small incisions. While many patients may be eligible for minimally invasive endoscopic techniques, the TECAB procedures are currently performed in less than 1% of all CABG patients.

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

Our Cardiac Products

We currently market three proprietary products to perform anastomoses, the C-Port xA system, the C-Port Flex A system and the PAS-Port system. The C-Port systems automate a distal anastomosis between the graft vessel and target artery. The C-Port xA system was developed to use veins and arteries as the bypass graft vessel and received 510(k) clearance in November 2006. A new generation of the C-Port xA system, the C-Port Flex A system, designed to further enable minimally invasive CABG surgery, received 510(k) clearance in March 2007. Each of our C-Port systems has received the CE Mark for sales in Europe. As of June 30, 2014, we had sold an aggregate of nearly 14,300 units of all the versions of our C-Port systems. The PAS-Port system automates the performance of a proximal anastomosis between a graft vessel, typically a saphenous vein, and the aorta. The PAS-Port system received 510(k) clearance in September 2008 following successful completion of a prospective, international, randomized study. Our PAS-Port system also has received the CE Mark. The PAS-Port system is marketed in the United States, Europe and Japan. As of June 30, 2014, over 37,000 PAS-Port systems had been sold, primarily in Japan and the United States.

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

International

We currently distribute our PAS-Port system in Japan through our exclusive distributor, Century, pursuant to a distribution agreement entered into in June 2003, which has been subsequently amended. The latest amendment, effective July 1, 2014, among other things, extended the term of the distribution agreement for another five years, extending the expiration date to July 31, 2019.

For the fiscal years ended June 30, 2014, 2013 and 2012, sales to Century accounted for approximately 29%, 29% and 29%, respectively, of our total revenue and approximately 30%, 33% and 32%, respectively, of our product sales. As of June 30, 2014, Century had trained over 700 Japanese cardiac surgeons in over 350 hospitals. Century has a direct sales organization of approximately 26 representatives who are responsible for the development of the anastomotic device market and directly contact cardiac surgeons. Century provides clinical training and support for end-users in Japan. We provide Century with promotional support, ongoing clinical training, representation at trade shows and guidance in Century’s sales and marketing efforts. Our agreement with Century pertaining to the PAS-Port system, as amended, expires in July 2019, but automatically renews for an additional five-year term if Century meets certain sales milestones. Either party may terminate this agreement if the other party defaults in performance of material obligations and such default is not cured within a specified period or if the other party becomes insolvent or subject to bankruptcy proceedings. In addition, we may terminate the agreement within 90 days following a change of control by payment of a specified termination fee.

For the fiscal years ended June 30, 2014, 2013 and 2012, sales to Herz-Und Diabeteszentrum in Germany, accounted for approximately 12%, 7% and 7%, respectively, of our total revenue and approximately 12%, 8% and 8%, respectively, of our product sales.

Total product sales of our C-Port and PAS-Port systems were $3.0 million, $2.9 million and $3.3 million, for fiscal years ended June 30, 2014, 2013 and 2012, respectively. Total product sales of our C-Port and PAS-Port systems represented 83%, 83% and 89% of total revenues for fiscal years ended June 30, 2014, 2013 and 2012, respectively.

We are continuing to sell to selected international customers and will continue to evaluate further opportunities to expand our distribution network in Europe and in other parts of the world where the healthcare economics are conducive to the introduction and adoption of new medical device technologies.

Cardiac Product Competition

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

Manufacturing

Our manufacturing operations, sterile products manufacturing, assembly, packaging, storage and shipping, as well as our research and development laboratories and administrative activities all take place at our headquarters facility. Our lease expires on August 31, 2015, with the option to extend for a period of two years beyond the expiration date. We believe that our current facilities will be sufficient to meet our manufacturing needs for at least the next few years.

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

Once a device has received approval or clearance for marketing by the FDA, there is no assurance that Medicare will cover the device and related services. In some cases, CMS may place certain restrictions on the circumstances in which coverage will be available. In making such coverage determinations, CMS considers, among other things, peer-reviewed publications concerning the effectiveness of the technology, the opinions of medical specialty societies, input from the FDA, the National Institutes of Health, and other government agencies. We cannot assure you that our microcutter products and/or our cardiac surgery products will be covered by Medicare and other third-party payors. Limited coverage of our products could have a material adverse effect on our business, financial condition and results of operations.

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

Research and Development

As of June 30, 2014, we had 23 employees in our research and development department. Future research and development efforts will involve development of the microcutter in a variety of formats that accommodate different staple sizes and staple line lengths and different tool form factors, such as flexible versus rigid shafts, cartridges with a curved plastic tip at the distal end to facilitate surgeon vision and access for vascular surgical procedures, and a shorter shaft to facilitate certain surgeries. We are also exploring the development of other products that can be derived from our core technology platform and intellectual property. Research and development expenses for fiscal years ended June 30, 2014, 2013 and 2012 were $6.9 million, $9.1 million and $7.2 million, respectively. We expect research and development expenses to decrease slightly in absolute dollar terms in fiscal year 2015 as we have completed the clinical trial, product testing and the tooling expenses relating to the enhancements of the MicroCutter XCHANGE 30.

Patents and Intellectual Property

We believe our competitive position will depend significantly upon our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of June 30, 2014, we had 133 issued U.S. patents, of which 33 are related to our microcutter products, 67 additional U.S. patent applications, of which 49 are related to our microcutter products, twelve issued foreign patents, of which three are related to our microcutter products, and another 25 patent applications filed in select international markets, of which 23 are related to our microcutter products. Our issued patents expire between 2018 and 2032, with the issued patents related to our microcutter products expiring between 2027 and 2032.

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

We received 510(k) clearance from the FDA in January 2014, for use of the MicroCutter XCHANGE 30 and blue cartridge, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. The MicroCutter XCHANGE 30, now that it has received 510(k) clearance, could serve as the predicate device for subsequent iterations and product line extensions.

Any products or product enhancements that we develop that require regulatory clearance, including enhancements to the MicroCutter XCHANGE 30, may not be cleared on the timelines that we currently anticipate, if cleared at all. Any new products or any product enhancements that we develop may not be subject to the shorter 510(k) clearance process, but may instead be subject to the more lengthy PMA requirements.

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

The primary regulatory body in Europe is the European Union, or EU, which has adopted numerous directives and has promulgated voluntary standards regulating the design, manufacture and labeling of and clinical trials and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union and other countries that comply with or mirror these directives. The method for assessing conformity varies depending upon the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a notified body, which is an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. Such an assessment is required for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certifications are voluntary standards. Compliance establishes the presumption of conformity with the essential requirements for the CE Mark. We have the authorization to affix the CE Mark to the PAS-Port and C-Port devices and to commercialize the devices in the European Union for coronary artery bypass grafting. We have received CE Mark certification for the MicroCutter XPRESS 30 and MicroCutter XCHANGE 30, in July 2011, and March 2012, respectively, and we expect to be able to apply the CE Mark to future devices within the microcutter product line that comply with the certified design and manufacturing processes in the same manner.

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

In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law, or PAL. Under PAL, manufacturers outside of Japan must now appoint a “primary distributor” located in Japan that holds a primary distributor license for medical devices to provide primary distribution services, including conducting quality assurance and safety control tasks for each product at the time an application for the approval of each such product is submitted to the MHLW. Century serves as the “primary distributor” for Cardica. We do not anticipate that these changes will have a material impact on our existing level of third-party reimbursement for sales of our products in Japan. Century filed for regulatory approval in August 2013, of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency in Japan and anticipates launching our MicroCutter XCHANGE 30 in Japan.

In Canada, medical devices are regulated by the Therapeutic Products Directorate of Health Canada (“TPD”) and are licensed for sale through submission to the TPD. The timeline for approval is similar to that of the FDA’s 510(k) process. As of January 2003, all new and existing class II, III and IV Medical Device Licenses (“MDL”) in Canada also require a valid International Organization for Standardization (ISO), 13485 or ISO 13488 Quality System Certificate from a registrar recognized by the Canadian Medical Devices Conformity Assessment System (“CMDCAS”). We are currently pursuing ISO 13485:2003 certification and had recently submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30, and if we receive approval, anticipate launching it in Canada.

Employees

As of June 30, 2014, we had 69 employees, including 20 employees in manufacturing, 9 employees in sales and marketing, 9 employees in clinical, regulatory and quality assurance, 8 employees in general and administrative and 23 employees in research and development. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

Financial Information

Information regarding our revenues from external customers, our net loss and total assets is contained in the financial statements included in this report, which information is incorporated by reference here. For the specifics of our revenue by geographic location and long-lived assets, please see Note 1, Concentrations of Credit Risk and Certain Other Risks and Impairment of Long-Lived Assets, in our Notes to Financial Statements.

Corporate Information

We were incorporated in Delaware in October 1997 as Vascular Innovations, Inc. and changed our name to Cardica, Inc. in November 2001. Our principal executive offices are located at 900 Saginaw Drive, Redwood City, California 94063 and our telephone number is (650) 364-9975. We file annual reports, quarterly reports, current reports, proxy statements and amendments to such filings with the Securities and Exchange Commission, or SEC. We make these filings available, free of charge, on our website as soon as practicable after such material is electronically filed with the SEC. Our website address is www.cardica.com and the reports are filed under “SEC Filings”, on the Investors/Media portion of our website. You may read and copy any materials we file with the SEC the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which is http://www.sec.gov.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of August 31, 2014:

Name	Age	Position
Bernard A. Hausen, M.D., Ph.D.	54	President, Chief Executive Officer, Chief Medical Officer and Director
Robert Y. Newell	66	Vice President, Finance and Chief Financial Officer
Frederick M. Bauer	60	Vice President, Operations
Liam J. Burns	48	Vice President, Sales and Marketing
Bryan D. Knodel, Ph.D.	54	Vice President, Research and Development

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

Robert Y. Newell has been our Vice President, Finance and Chief Financial Officer since March 2003 and was Vice President, Finance and Operations, from July 2005 to July 2008. From January 2000 to February 2003 he was Vice President, Finance and Chief Financial Officer for Omnicell, Inc., a hospital supply and medication management company. Mr. Newell holds a B.A. degree in Mathematics from the College of William & Mary and an M.B.A. degree from the Harvard Business School. He currently serves as a member of the Board of Directors of ARI Network Services, Inc., a public software as a service (SaaS) company.

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

Liam J. Burns joined Cardica as our Vice President, Sales and Marketing in January 2014. Since September 2007, he has been President of EP Burns Group LLC, a healthcare and life science focused sales, marketing and leadership development consulting company that he founded, at which he was responsible for all facets of the business. From September 2006 to August 2007, he was Vice President Marketing of Power Medical Interventions, Inc. a surgical stapling company. From October 1991 to August 2006, he held various sales and marketing management positions with Ethicon, Inc., a Johnson & Johnson company. Mr. Burns holds a B.A. degree from the College of Holy Cross and an M.B.A. degree from Case Western Reserve University.

Bryan D. Knodel, Ph.D. joined Cardica as our Vice President of Research and Development in July 2005. Since January 1998, he has been president of Bryan D. Knodel, Inc., a consulting firm specializing in medical device design and product development. From April 2001 until June 2005, Dr. Knodel consulted for us in product development. From 1992 to 1997, he was a principal engineer with Ethicon Endo-Surgery, a Johnson & Johnson company developing medical devices for less invasive surgery. Dr. Knodel holds B.S., M.S. and Ph.D. degrees in Mechanical Engineering from the University of Illinois.

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

We have incurred annual net losses since our inception in October 1997. As of June 30, 2014, our accumulated deficit was approximately $170.5 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as our commercially launched MicroCutter XCHANGE 30 in Europe and in the United States, market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our planned microcutter products in the United States.

Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

•	achievement of broad acceptance for our current products or future products that we may commercialize including the MicroCutter XCHANGE 30 in the United States;

•	achievement of international and U.S. regulatory clearance or approval for additional products; and

•	successful sales, manufacturing, marketing and distribution of our products.

We have generated revenues primarily from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe and recently in the United States. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Sales of our products, license and development and royalties activities generated revenues of $3.6 million, $3.5 million and $3.7 million for fiscal years ended June 30, 2014, 2013 and 2012, respectively. We do not anticipate that we will generate significantly higher product sales in the next few quarters.

Our cost of product sales was 136%, 117% and 111% of our net product sales for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. We expect higher cost relative to product sales for the foreseeable future due to costs associated with commercializing our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of June 30, 2014, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

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

●

the extent of our ongoing enhancements of the MicroCutter XCHANGE 30, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

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

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30. We commercially launched the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014. We only received U.S. regulatory approval of the MicroCutter XCHANGE 30 with blue staple cartridge in January 2014, and for the white staple cartridge in February 2014. If we are not successful in achieving market adoption of the MicroCutter XCHANGE 30 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. Although we generated our first commercial revenue from the MicroCutter XCHANGE 30 in December 2012, we expect that we will need to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 as early adopters in Europe continue to use the MicroCutter XCHANGE 30. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter XCHANGE 30 in Europe, and adoption of the MicroCutter XCHANGE 30 in the United States.

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

●	our microcutter products must demonstrate the degree of reliability that surgeons have experienced with products that they have been using for years;

●	market acceptance of our products also depends on our ability to demonstrate consistent quality and safety of our products;

●	if physicians are not able to use our microcutter products properly, or use them on tissue thicknesses for which they are not designed, adoption of our microcutter products may be negatively impacted;

●	any recalls may impact physicians’ and hospitals’ perception of our products;

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

We have expended significant time, money and effort in the development of our current commercial products used by cardiac surgeons to perform coronary bypass surgery, the C-Port and the PAS-Port systems. We commenced sales of our C-Port xA system in December 2006 (after introduction of our original C-Port system in January 2006) and our C-Port Flex A in April 2007. We commenced U.S. sales of our PAS-Port system in September 2008. To date, our anastomosis products have not gained, and we cannot assure you that our anastomosis products or any other products that we may develop will gain, any significant degree of market acceptance among physicians or patients. We believe that recommendations by physicians will be essential for market acceptance of our products; however, we cannot assure you that significant recommendations will be obtained. Physicians will not recommend our products unless they conclude, based on clinical data and other factors, that the products represent a safe and acceptable alternative to other available options. In particular, physicians may elect not to recommend using our anastomosis products in surgical procedures until such time, if ever, as we successfully demonstrate with long-term data that our products result in patency rates comparable to or better than those achieved with hand-sewn anastomoses, and we resolve any technical limitations that may arise. Further, if physicians have negative experiences with our anastomosis products in surgical procedures, whether due to the fault of our anastomosis products or the physician, the adoption of these products could be negatively impacted.

To date we have generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its December 2012 introduction in Europe and recently in the United States, following our FDA clearances for the MicroCutter XCHANGE 30 with blue staple cartridge in January 2014, and for the white staple cartridge in February 2014. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

The limitations on the indications of use for the MicroCutter XCHANGE 30 will limit our promotional activities, which could inhibit our success in commercializing the MicroCutter XCHANGE 30 and could expose us to potential off-label risks, including fines, penalties or injunctions if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

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

We have limited experience as a company in the sale, marketing and distribution of our products. To commercialize the MicroCutter XCHANGE 30 in the United States, we will have to build a sales force, which we are only beginning to do. Century is responsible for marketing and commercialization of cardiac and microcutter products in Japan. To promote our current and future products in the United States, Canada and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

If the third parties upon which we rely to conduct our clinical trials do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

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

Because two customers account for a substantial portion of our product sales, the loss of these significant customers would cause a substantial decline in our revenue.

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan, and to Herz-Und Diabeteszentrum in Germany. The loss of either of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For fiscal years ended June 30, 2014 and 2013, sales to Century accounted for approximately 30% and 33%, respectively, and sales to Herz-Und Diabeteszentrum accounted for approximately 12% and 8%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors for our MicroCutter XCHANGE 30 have products that are marketed more effectively or are demonstrated to be safer or more effective than ours, our commercial opportunity for our MicroCutter XCHANGE 30 and any future microcutter products will be reduced or eliminated and our business will be harmed.

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe and recently in the United States, we have generated minimal revenues from this launch through June 30, 2014. We only received the FDA 510(k) clearance for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned improvements, features and products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

•	reduced product size;

•	ease of use;

•	product quality and reliability;

•	device cost-effectiveness;

•	degree of articulation;

•	surgeon relationships;

•	sales and marketing capabilities; and

•	multi-fire capability.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business. A private company, JustRight Surgical, LLC, is developing smaller surgical instruments and has announced FDA 510(k) clearance for a 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability of staple sizes and articulation compared to the MicroCutter XCHANGE 30. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

We may require substantial additional capital to continue operations as currently conducted and as proposed to be conducted.

As of June 30, 2014, we had approximately $40.5 million of cash, cash equivalents and short-term investments, $2.3 million in long-term investments and $4.0 million of debt principal outstanding. In April 2014, we completed the public offering of our common stock and Series A Convertible Preferred Stock, resulting in net proceeds to us of approximately $44.7 million. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the next several years, if at all, we may need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our Series A preferred stock and common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. Failure to raise additional capital may result in our ceasing to be publicly traded or ceasing operations.

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

As of June 30, 2014, we had 69 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than ours or that would render our technology and products obsolete or noncompetitive. Additionally, new, less invasive surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use or could use our products. Accordingly, our success will depend in part upon our ability to respond quickly to medical and technological changes through the development and introduction of new products. We expect the relative speed with which we can develop products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products, and supply commercial quantities of products to the market to be important competitive factors. Product development involves a high degree of risk, and we cannot assure you that our new product development efforts will result in any commercially successful products. We have experienced delays in completing the development and commercialization of our planned products, and there can be no assurance that these delays will not continue or recur in the future. Any delays could result in a loss of market acceptance and market share.

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

●	the Foreign Corrupt Practices Act, a U.S. law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals);

●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

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

Effective January 1, 2013, U.S. health care law reforms under the 2010 Affordable Care Act imposed a new 2.3% excise tax on certain medical technology companies regardless of whether the companies are profitable. Industry advocates anticipate the new tax will negatively impact innovation and U.S. competitiveness. The tax may already be having an adverse impact on U.S. medical device research and development investment activity and job creation, and may force affected companies to consider cutting manufacturing operations, research and development, and employment levels. These new taxes may also adversely impact patient access to new and innovative medical technologies such as those we manufacture and develop. If any of these risks materialize, then our business may be harmed and the value of our common stock could decline. We cannot assure you that the Affordable Care Act, as currently enacted or as amended in the future, will not adversely affect our business and financial results, and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

Risks Related to Our Common Stock

The conversion of shares of Series A preferred stock into common stock, or the perception that such conversions may occur, could cause the market price of our common stock to decline.

We currently have 191,474 shares of our Series A preferred stock outstanding. Each share of our Series A preferred stock is convertible into 100 shares of our common stock at any time at the option of the holder, subject to certain limitations. The conversion of substantial amounts of our Series A preferred stock would result in the issuance by us of a substantial number of additional shares of our common stock, which, subject to certain limitations, could be traded publicly. Such conversions, or the perception that such conversions may occur, could cause the market price of our common stock to decline.

The price of our common stock may continue to be volatile, and the value of an investment in our common stock may decline.

An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	completion of development and commercial launch of our microcutter products, and the timing thereof;

•	perceptions that we may not be able to raise capital as needed, or that investors will be substantially diluted if we do raise capital;

•	market acceptance and adoption of our products;

•	regulatory clearance or approvals of or other regulatory developments with respect to our products;

•	volume and timing of orders for our products;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements related to patents issued to us or our competitors and to litigation;

•	developments in our industry; and

•	announcements regarding the proxy contest for our 2014 annual meeting of stockholders or the outcome thereof, as well other actions by stockholder activists.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 11% of our outstanding common stock as of June 30, 2014. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 19,147,400 shares of our common stock, or another 18% of our outstanding common stock, subject to certain conditions. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

In November 2012, we received notice from the NASDAQ Global Market that we did not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market because for 30 consecutive business days the market value of our common stock had been below $50.0 million.  Although in January 2013, our stock price increased and we received a letter from Nasdaq stating that the we had regained compliance with the listing rule and that matter was closed, we cannot guarantee that our stock price will remain sufficiently high to continue to meet the listing requirements.  Further, the price of our common stock closed at below $1.00 per share on twenty consecutive trading days in May and June 2014, before trading above $1.00 again beginning on June 5, 2014. If our stock price were trade below $1.00 for a period of 30 consecutive trading days, our common stock could be subject to delisting unless we were to regain compliance within the grace periods allowed by the NASDAQ Global Market. If our stock price drops again our common stock may once again not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market, and our common stock could be delisted from that market if we do not regain compliance within 180 days of any new notice received from Nasdaq.

The announcement by a dissident stockholder of an intention to conduct a proxy contest has the potential to adversely affect our business and the market price of our common stock.

Broadfin Healthcare Master Fund, LTD, or Broadfin, has announced its intention to initiate a proxy contest with respect to the election of directors at our 2014 annual meeting of stockholders, or the Annual Meeting. Broadfin is proposing to solicit proxies in opposition to us for the purpose of voting in favor of its four nominees for election to our board of directors. Further, in discussions with Kevin Kotler of Broadfin, Mr. Kotler has expressed a desire to replace our chief executive officer, Dr. Hausen. Our business, operating results or financial condition could be harmed by the potential proxy contest because, among other things:

•

responding to the potential proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition;

•

perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our board of directors and our chief executive officer, may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential future customers and suppliers, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

•

the expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to the potential proxy contest and any related litigation may be substantial; and

•

we may choose to initiate, or may become subject to, litigation as a result of the potential proxy contest or matters arising from the potential proxy contest, which would serve as a further distraction to our board of directors, management and employees and would require us to incur significant additional costs.

In addition, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above, the outcome of the potential proxy contest, or a threat of future stockholder activism.

We may become subject to increased stockholder activism efforts that each could cause a material disruption to our business.

Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic-related disagreements between such companies and such stockholders. For example, in the first quarter of fiscal 2014, we received a communication from Broadfin urging a change in our board of directors and in our chief executive officer. Broadfin has since advised us that it intends to nominate four members to our board of directors and initiate a proxy contest with respect to our 2014 annual meeting of stockholders. Increased stockholder activism efforts could result in substantial costs and a further diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease approximately 30,000 square feet of office, manufacturing and laboratory space in Redwood City, California. Our monthly average rent expense is approximately $60,000 and the lease expires on August 31, 2015, with the option to extend for a period of two years beyond the expiration date. We believe that our existing facility should meet our needs for at least the next few years. Our facility is subject to periodic inspections by state and federal regulatory authorities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock began trading on the NASDAQ Global Market on February 3, 2006, under the symbol “CRDC”. The table below sets forth the high and low intraday sales prices for our common stock for the periods indicated:

	High	Low
Fiscal Year 2014
First Quarter ended September 30, 2013	$1.50	$1.10
Second Quarter ended December 31, 2013	$1.35	$0.88
Third Quarter ended March 31, 2014	$1.61	$0.95
Fourth Quarter ended June 30, 2014	$1.30	$0.82

Fiscal Year 2013
First Quarter ended September 30, 2012	$1.99	$1.25
Second Quarter ended December 31, 2012	$1.48	$0.67
Third Quarter ended March 31, 2013	$1.83	$1.12
Fourth Quarter ended June 30, 2013	$1.57	$1.10

As of September 18, 2014, there were 103 holders of record of common stock. This number does not include the number of persons whose shares are held by a nominee or in “street name” accounts through brokers.

Dividend Policy

We have never declared or paid any dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance our operations and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial conditions, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2014, we did not repurchase any equity securities.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and notes to those statements included elsewhere in this report.

The following selected balance sheet data as of June 30, 2014 and 2013, and the statements of operations data for each of the three fiscal years in the period ended June 30, 2014, have been derived from our audited financial statements, which are included elsewhere in this annual report. The selected balance sheet data as of June 30, 2012, 2011 and 2010, and the selected statements of operations data for the fiscal year ended June 30, 2011 and 2010, has been derived from our audited financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year Ended June 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Statements of Operations Data:
Net revenue:
Product sales, net	$3,505	$3,093	$3,274	$3,889	$3,764
License and development revenue	41	336	336	9,277	124
Royalty revenue	69	70	71	77	93
Total net revenue	3,615	3,499	3,681	13,243	3,981
Operating costs and expenses:
Cost of product sales	4,770	3,604	3,638	3,350	3,687
Research and development	6,883	9,145	7,220	7,495	5,437
Selling, general and administrative	8,463	6,410	6,139	5,920	5,734
Total operating costs and expenses	20,116	19,159	16,997	16,765	14,858
Loss from operations	(16,501)	(15,660)	(13,316)	(3,522)	(10,877)
Interest income	12	15	12	21	35
Interest expense	(504)	(457)	(268)	(11)	(112)
Other income (expense), net	27	(35)	(3)	(5)	(1)
Net loss before income tax benefit	(16,966)	(16,137)	(13,575)	(3,517)	(10,955)
Income tax benefit	—	—	—	—	31
Net loss	$(16,966)	$(16,137)	$(13,575)	$(3,517)	$(10,924)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(1,915)	—	—	—	—

Net loss allocable to common stockholders	$(18,881)	$(16,137)	$(13,575)	$(3,517)	$(10,924)

Basic and diluted net loss per common share	$(0.32)	$(0.40)	$(0.44)	$(0.14)	$(0.50)
Shares used in computing basic and diluted net loss per common share	58,395	40,842	30,547	25,620	21,927

	As of June 30,
	2014	2013	2012	2011	2010
			(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$42,796	$12,395	$14,645	$9,325	$6,561
Working capital	39,965	12,268	13,316	8,477	5,016
Total assets	47,577	17,761	18,142	11,470	9,791
Short-term note payable	—	—	—	—	1,400
Long-term liabilities	4,735	4,559	4,364	433	31
Total stockholders’ equity	40,185	10,974	11,360	8,862	6,477

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

Overview

We are commercializing and developing a microcutter product line based on our proprietary “staple-on-a-strip” technology intended for use by thoracic, bariatric, colorectal and general surgeons. Our microcutter product line consists of the currently commercially-available MicroCutter XCHANGE® 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS® 45, a multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets. We estimate that the commercially-available MicroCutter XCHANGE 30, along with these planned additional products, would provide us with a commercial opportunity of approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe are deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States. We also recently submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency in Japan and, upon approval, anticipates launching the MicroCutter XCHANGE 30 in Japan. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of June 30, 2014, more than 14,300 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of June 30, 2014, more than 37,000 PAS-Port systems had been sold in the United States, Europe and Japan. To date, we generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introductions in Europe in December 2012, and in the United States in March 2014.

For the fiscal year ended June 30, 2014, we generated net revenue of $3.6 million, including $0.5 million from commercial sales of the MicroCutter XCHANGE 30 and $0.1 million of license and development and royalty revenues, and incurred a net loss of $17.0 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for at least the next several years. We have not generated significant revenues from the MicroCutter XCHANGE 30. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If we fail to obtain broader commercial adoption of our C-Port and PAS-Port systems or achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs.

As of June 30, 2014, we had approximately $40.5 million of cash, cash equivalents and short-term investments, $2.3 million in long-term investments and $4.0 million of debt principal outstanding. In April 2014, we sold 37,375,000 shares of our common stock at $0.85 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of our common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the our common stock then outstanding unless the holder gives us at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to us were approximately $44.7 million. We intend to use the net proceeds from this offering for general corporate purposes, including the costs of sales and marketing activities, research and development activities, and general and administrative and manufacturing expenses.

We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the development of the MicroCutter XCHANGE 45, and additional products in our planned microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the Distribution Agreement, with Century Medical, Inc., or Century, with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement entered into at the time of the Distribution Agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions, which principal due date was extended to September 30, 2018, effective July 1, 2014.   Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for microcutter products. After approval for marketing in Japan, we would sell microcutter units to Century, which would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to ours. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan.

In addition, our distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, was last amended effective July 1, 2014. The last amendment, among other things, renewed the contract for another five years, extending the expiration date to July 31, 2019.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $41,000 and $0.3 million have been recorded as license and development revenue for the fiscal years ended June 30, 2014 and 2013, respectively, and there was no deferred revenue as of June 30, 2014  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with MLV

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent. As of June 30, 2014, we received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV. During the fiscal years ended June 30, 2014 and 2013, we received net proceeds of $0.4 million and $0.7 million, respectively, from the sale of an aggregate of 439,163 and 414,099 shares of common stock through MLV, respectively.

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

We record product sales net of estimated product returns and discounts from the list prices for our products. The amounts of product returns and the discount amounts have not been material to date. Our sales to distributors do not include price protection or product return rights, outside of standard warranties. We include shipping and handling costs in cost of product sales.

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

Stock-Based Compensation. We account for employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, pursuant to Accounting Standards Codification, or ASC, 718 “Compensation — Stock Compensation”. Stock-based compensation cost is measured on the grant date, based on fair value-based measurement of the award, and is recognized as an expense over the requisite service period which generally equals the vesting period of each grant. We recognize compensation expense using the accelerated method and we account for the non-employee share-based grants pursuant to ASC 505-50 “Equity — Equity Based Payments to Non-Employees”.

We selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The expected term of options granted is determined using the standard method. Under this approach, we estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. The expected volatility is based on our historical stock price. We estimate forfeitures in calculating the expense related to stock-based compensation. We recorded fair value-based stock-based compensation expense of $0.9 million, or $ 0.02 per share, $0.9 million, or $0.02 per share, and $0.7 million, or $0.02 per share, for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Results of Operations

Comparison of Fiscal Years ended June 30, 2014 and 2013

Net Revenue. Net revenue increased $0.1 million, or 3%, to $3.6 million in fiscal year 2014 compared to $3.5 million in fiscal year 2013.

Net product sales increased $0.4 million, or 13%, to $3.5 million in fiscal year 2014 compared to $3.1 million in fiscal year 2013. The increase of product sales for the fiscal year ended June 30, 2014, was primarily attributable to both higher MicroCutter XCHANGE 30 and PAS-Port systems sales in the United States and international markets, offset in part by lower C-Port systems sales.

For fiscal years 2014 and 2013, sales to Century, our distributor in Japan, accounted for approximately 30% and 33%, respectively, of our total product sales. For the fiscal years ended June 30, 2014 and 2013, sales to Herz-Und Diabeteszentrum in Germany accounted for approximately 12% and 8%, respectively, of our product sales.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue decreased $0.3 million, or 89%, to $0.1 million in fiscal year 2014 compared to $0.4 million in fiscal year 2013. The decrease was primarily attributable to the end of the three years amortization of the license and development agreement with Intuitive Surgical.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $1.2 million, or 32%, to $4.8 million in fiscal year 2014 compared to $3.6 million in fiscal year 2013.

The increase in cost of product sales in fiscal year 2014 compared to fiscal year 2013 is primarily driven by higher product cost related to the MicroCutter XCHANGE 30 design changes and the MicroCutter XCHANGE 30 sales in the United States and Europe in fiscal 2014.

Our cost of product sales was 136% and 117% of our net product sales in fiscal years 2014 and 2013, respectively, largely associated with our MicroCutter XCHANGE 30 product line capacity utilization. The production capacity and infrastructure has been put in place in anticipation of the foreseeable future growth of our microcutter products.

We expect higher costs relative to product sales for the next few years due to the planned commercialization of our microcutter product line.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses decreased by $2.2 million, or 25%, to $6.9 million in fiscal year 2014 compared to $9.1 million in fiscal year 2013.

The decrease in research and development expenses in fiscal year 2014 compared to fiscal year 2013 was attributable to a decrease of $1.1 million of material purchases due to the completion of the development of our MicroCutter XCHANGE 30, a decrease of $0.2 million in traveling expenses and a decrease of $0.6 million in clinical expenses, due to the completion of our microcutter clinical trial in Europe. There were also decreases in salaries and benefits expenses of $0.1 million and noncash stock compensation expenses of $0.1 million, due primarily to fewer numbers of personnel.

We anticipate that research and development expenses will decrease modestly in absolute terms in fiscal year 2015 as we have completed our clinical trial, product testing and tooling expenses related to the enhancements of the MicroCutter XCHANGE 30.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased by $2.1 million, or 32%, to $8.5 million in fiscal year 2014 compared to $6.4 million in fiscal year 2013.

The net increase in selling, general and administrative expenses in fiscal year 2014 compared to fiscal year 2013 was primarily attributable to an increase in microcutter demonstration and sample expenses of $1.1 million related to sales training, an increase in salaries and benefits expenses of $0.6 million and an increase in noncash stock compensation expenses of $0.2 million, mainly due to higher bonus percentage payout based on milestone achievements and the four additions in our sales force, and an increase in travel expenses of $0.2 million related to the recent MicroCutter XCHANGE 30 introduction in the United States.

We expect selling, general and administrative expenses to increase slightly in absolute terms in fiscal year 2015 as we continue to increase the number of individuals in sales and marketing.

Interest Income. Interest income decreased by $3,000, or 20%, to $12,000 for fiscal year 2014 from $15,000 for fiscal year 2013. The decrease in interest income in fiscal year 2014 was primarily attributable to lower cash available for investments.

Interest Expense. Interest expense increased by $47,000 to $0.5 million for fiscal year 2014 from $0.4 million in fiscal year 2013. The increase in interest expense was due to the interest, including the accretion of debt discount, on our note payable to Century, which we issued in September and December 2011. We expect interest expense to increase in future periods as the note payable is scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $1.9 million in fiscal year ended June 30, 2014, relating to our recently issued and outstanding Series A Convertible Preferred Stock, representing a one-time beneficial conversion charge due to the difference between the common stock price and conversion price on the closing date of our recently completed public offering.

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

For fiscal years 2013 and 2012, sales to Century, our distributor in Japan, accounted for approximately 33% and 32%, respectively, of our total product sales. For each of the fiscal years ended June 30, 2013 and 2012, sales to Herz-Und Diabeteszentrum in Germany accounted for approximately 8% of our product sales.

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

Income Taxes

Due to uncertainty surrounding the realization of our deferred tax assets through future taxable income, we have provided a full valuation allowance, and no benefit has been recognized for our net operating losses and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2014 and 2013, to reflect these uncertainties. At June 30, 2014, we had unrecognized tax benefits of $1.0 million, which would not currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance.

As of June 30, 2014, we had net operating loss carry-forwards to reduce future taxable income, of approximately $153.2 million for federal income tax purposes and $93.2 million available to reduce future taxable income, if any, for state income taxes. The net operating loss carry-forwards begin to expire in the fiscal year 2019. We also had federal and state research and development credit carry-forwards of approximately $1.5 million and $3.5 million, respectively, at June 30, 2014. The federal credits begin to expire in fiscal year 2021 if not utilized. The California state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credits begin to expire in fiscal year 2024. We have completed a study of our tax attributes under Section 382 of the Internal Revenue Code of 1986 through June 30, 2010, which resulted in significant limitations on our net operating loss and credit carry-forwards prior to utilization. The related reductions are reflected in the carry-forward amounts discussed above. The most recent analysis of our historical ownership changes was completed in 2014. Due to IRC Section 382 and 383 limitations, we only account for net operating loss and tax credit carry-forwards as deferred tax assets where we reasonably expect that these losses and carry-forwards can be utilized in future periods.

Liquidity and Capital Resources

As of June 30, 2014, our accumulated deficit was $170.5 million. As of June 30, 2014, we had cash, cash equivalents, and short-term investments of $40.5 million, and $2.3 million in long-term investments, compared to cash, cash equivalents, and short-term investments of $12.4 million and no long-term investments at June 30, 2013. We currently invest majority of our cash, cash equivalents, short-term and long-term investments in money market funds, corporate debt and commercial paper securities. As of June 30, 2014 and 2013, we had $4.0 million debt principal outstanding. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements.

In April 2014, we completed the sale of 37,375,000 shares of our common stock at a price to the public of $0.85 per share and 191,474 shares of Series A Convertible Preferred Stock at a price to the public of $85 per share. Net proceeds from the financing to us were approximately $44.7 million. On March 20, 2013, we completed the sale of 14,251,368 shares of our common stock at a price to the public of $1.05 per share. Net proceeds from the financing to us were $14.0 million. In February 2012, we completed the sale of 9,091,000 shares of our common stock in an underwritten public offering at a price to the public of $1.65 per share. Net proceeds from that financing to us were $13.9 million. We have also sold stock through various agreements with other entities. As of June 30, 2014, we received net proceeds of $1.2 million from the sale of 884,756 shares of our common stock through McNicoll Lewis & Vlak LLC, or MLV, pursuant to an ATM agreement. In addition, in December 2010, we entered into a purchase agreement with Aspire Capital, which provided for the sale of our common stock subject to the conditions set forth in that agreement, which agreement terminated in February 2013. Through the termination date, we had raised $4.4 million of capital through the sale of 1,350,000 shares of our common stock under that purchase agreement; all of the capital raised under that purchase agreement had been raised prior to June 30, 2012.

On September 2, 2011, we entered into a Distribution Agreement with Century, with respect to distribution of our planned microcutter products in Japan.  Additionally, under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due five years after the first draw by us under the agreement, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note, as amended, bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan. In August 2013, Century filed for regulatory approval of our MicroCutter XCHANGE 30 cartridge with the Pharmaceuticals and Medical Devices Agency in Japan, and upon approval, anticipates launching our MicroCutter XCHANGE 30 in Japan.

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent over the term of the ATM Agreement. As of June 30, 2014, we received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV. During the fiscal years ended June 30, 2014 and 2013, we received net proceeds of $0.4 million and $0.7 million, respectively, from the sale of an aggregate of 439,163 and 414,099 shares of common stock through MLV, respectively.

On November 11, 2010, we entered into an amendment, or Lease Amendment, to our facility lease. Pursuant to the Lease Amendment, the term of the lease is extended four years, through August 31, 2015, and we were granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises. In addition, under the Lease Amendment, we were granted an option to further extend the lease for a period of two years beyond August 31, 2015, or the Option Term, and the method of determination of the annual rent payable by us during the Option Term was set forth in the Lease Amendment. Under the operating lease we were required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheets as of June 30, 2014, related to this letter of credit.

Summary cash flow data is as follows:

	Fiscal Year Ended June 30,
	2014	2013	2012
	(In thousands)
Net cash used in operating activities	$(13,808)	$(14,865)	$(9,718)
Net cash used in investing activities	(32,332)	(2,063)	(7,234)
Net cash provided by financing activities	45,162	14,829	17,592

Our net use of cash in operating activities for fiscal year 2014 was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development and commercialization efforts related to our MicroCutter XCHANGE 30, partially offset by a decreased inventories of $0.4 million due to design changes and MicroCutter XCHANGE 30 sales which directly resulted in an increase in accounts receivable of $0.3 million. Our net use of cash for fiscal year 2013 was primarily attributable to our net loss adjusted for non-cash items, partially offset by an increase in inventories of $0.9 million due to our microcutter product builds, and a decrease in deferred revenue of $0.3 million due to the Intuitive Surgical arrangement. Our net use of cash for fiscal year 2012 was primarily attributable to our net loss adjusted for non-cash items, partially offset by an increase in accounts payable and other accrued liabilities of $0.3 million resulting from the timing of our vendor payments, a decreased inventories of $0.3 million due to lower cardiac sales, and an increase in deferred revenue of $1.3 million resulting from granting Japanese distribution rights for our microcutter product line to Century. Our net losses for the three years as adjusted for non-cash items was due to our cost of product sales exceeding our product sales and our research and development and other expenses incurred in developing our microcutter products.

Net cash used in investing activities of $32.3 million for fiscal year 2014, reflects purchases of property and equipment of $0.8 million mainly related to tools and molds modifications purchased for our microcutter development as well as a net purchases of investments of $31.5 million. Net cash used in investing activities of $2.1 million for fiscal year 2013, reflects purchases of property and equipment of $ 2.1 million mainly related to tools and molds modifications purchased for our microcutter. Net cash used in investing activities of $7.2 million for fiscal year 2012, reflects purchases of property and equipment of $ 2.5 million related to tools and molds purchased for our microcutter development as well as net purchases of short-term investments of $4.7 million.

Net cash provided by financing activities of $45.2 million for fiscal year 2014, was due primarily to the net proceeds of $44.7 million received from our public stock offering in April 2014, and an aggregate net proceeds of $0.4 million received from the sale of shares of common stock through MLV. Net cash provided by financing activities of $14.8 million for fiscal year 2013, was due primarily to the net proceeds of $14.0 million received from our common stock offering in March 2013, aggregate net proceeds of $0.8 million received from the sale of shares of common stock through MLV and proceeds from the exercise of options of $88,000. Net cash provided by financing activities of $17.6 million for fiscal year 2012, was due primarily to the net proceeds of $13.9 million received from our common stock offering in February 2012, the net proceeds from the issuance of a note payable to Century of $2.4 million and aggregate net proceeds of $1.2 million received from the sale of shares of common stock to Aspire Capital and through MLV.

We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through at least the next 12 months. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the process for obtaining FDA approval for the commercial use of our microcutter products in the United States and internationally, and we could exhaust our available financial resources sooner than we currently expect.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	market acceptance of our MicroCutter XCHANGE 30 in Europe and in the United States;

●

our success in obtaining regulatory approval from the Pharmaceuticals and Medical Devices Agency of our MicroCutter XCHANGE 30 cartridge in Japan and the timing of such approval, and market acceptance of our MicroCutter XCHANGE 30 cartridge in Japan if such approval is obtained;

●

the extent of our ongoing enhancements of the MicroCutter XCHANGE 30, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

•

the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 45 and additional future products and features in our microcutter product line;

•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

•	market acceptance and adoption of future products that we may commercialize;

•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs associated with our potential proxy contest with Broadfin Capital, including costs associated with any potential litigation arising or resulting from the potential proxy contest;

•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof; and

•	the effects of competing technological and market developments.

As part of our controlled commercial launch of the MicroCutter XCHANGE 30 in Europe and in the United States, we made our first sales in December 2012 and March 2014, respectively. We have agreements for the microcutter product line with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, to facilitate direct sale of the microcutter product. In the United States, we have secured approval from 38 hospital Value Analysis Committees (VACs) who have approved the MicroCutter XCHANGE 30 either for purchase or for an evaluation and potential subsequent purchase. We intend to continue to make enhancements to the MicroCutter XCHANGE 30 and develop the MicroCutter XCHANGE 45 before continuing our efforts to develop other products in our planned microcutter product line. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of either of these products or any other products in our planned microcutter product line. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for at least the next few years, if at all, we may need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the 12 months, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Broadfin Healthcare Master Fund, LTD, or Broadfin, has announced its intention to initiate a proxy contest with respect to the election of directors at our 2014 annual meeting of stockholders, or the Annual Meeting. Broadfin is proposing to solicit proxies in opposition to us for the purpose of voting in favor of its four nominees for election to our board of directors. Further, in discussions with Kevin Kotler of Broadfin, Mr. Kotler has expressed a desire to replace our chief executive officer, Dr. Hausen. Responding to the potential proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition. Further, we have incurred, and will continue to incur, expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to the potential proxy contest, which may include related litigation, which costs may be substantial.

Contractual Obligations

Our future contractual obligations at June 30, 2014, were as follows (in thousands):

Contractual Obligations:	Total	7/1/2014 - 6/30/2015	7/1/2015 - 9/30/2018
Operating lease obligations	$807	$689	$118
Purchase commitments	270	270	—
Note payable, including interest	4,850	200	4,650
Total	$5,927	$1,159	$4,768

This compares to future contractual obligations at June 30, 2013, of $6.3 million.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be our fiscal year 2018 (or July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. We will be evaluating the impact of the adoption of this guidance on our financial statements.

In July 2013, the FASB issued an accounting standard update which states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In March 2013, the FASB issued an accounting standard update which requires the release of cumulative translation adjustments into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on our financial statements.

In February 2013, the FASB issued amended standards to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. These amended standards are effective for annual reporting periods beginning after December 15, 2012. We adopted this guidance in July 2013, and it did not have a material impact on our financial statements for the fiscal year ended June 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had cash, cash equivalents, short-term and long-term investments of $42.8 million at June 30, 2014, compared to $12.4 million at June 30, 2013. These amounts were invested primarily in money market funds and marketable securities and are held for working capital purposes. The marketable securities were invested primarily in corporate debt securities and commercial papers. We do not enter into investments for trading or speculative purposes. We do not believe that a 10% drop in interest rates would have a material effect on the fair value of our marketable securities due to the short-term nature of these instruments. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardica, Inc.

We have audited the accompanying balance sheets of Cardica, Inc. as of June 30, 2014 and 2013, and the related statements of operations, comprehensive loss, stockholders’ equity and cash flows for the each of the two years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cardica, Inc. at June 30, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ BDO USA, LLP

San Jose, California

September 25, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardica, Inc.

We have audited the accompanying statements of operations, stockholders’ equity and cash flows for the year ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Redwood City, California

September 28, 2012

Cardica, Inc.

BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2014	2013
Assets
Current assets
Cash and cash equivalents	$5,395	$6,373
Short-term investments	35,086	6,022
Accounts receivable, net of allowance of $0 and $33	706	391
Inventories	1,086	1,457
Prepaid expenses and other current assets	349	253
Total current assets	42,622	14,496
Property and equipment, net	2,536	3,161
Long-term investments	2,315	—
Restricted cash	104	104
Total assets	$47,577	$17,761
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$847	$764
Accrued compensation	899	600
Other accrued liabilities	437	420
Current portion of deferred rent	71	—
Current portion of deferred revenue	403	444
Total current liabilities	2,657	2,228
Deferred revenue, net of current portion	1,610	1,610
Note payable	3,092	2,788
Other non-current liabilities	33	161
Total liabilities	7,392	6,787
Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value: 5,000,000 shares authorized at June 30, 2014 and 2013, 191,474 and 0 shares issued and outstanding at June 30, 2014 and 2013, respectively	17,214	—
Common stock, $0.001 par value: 125,000,000 and 75,000,000 shares authorized; 89,005,443 and 51,068,614 shares issued and 88,939,216 and 51,002,387 shares outstanding at June 30, 2014 and 2013, respectively	89	51
Additional paid-in capital	194,015	165,085
Treasury stock at cost (66,227 shares at June 30, 2014 and 2013)	(596)	(596)
Accumulated other comprehensive loss	(10)	(5)
Accumulated deficit	(170,527)	(153,561)
Total stockholders’ equity	40,185	10,974
Total liabilities and stockholders’ equity	$47,577	$17,761

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2014	2013	2012
Net revenue
Product sales, net	$3,505	$3,093	$3,274
License and development revenue	41	336	336
Royalty revenue	69	70	71
Total net revenue	3,615	3,499	3,681

Operating costs and expenses
Cost of product sales	4,770	3,604	3,638
Research and development	6,883	9,145	7,220
Selling, general and administrative	8,463	6,410	6,139
Total operating costs and expenses	20,116	19,159	16,997

Loss from operations	(16,501)	(15,660)	(13,316)

Interest income	12	15	12
Interest expense	(504)	(457)	(268)
Other income (expense), net	27	(35)	(3)
Net loss before income tax	$(16,966)	$(16,137)	$(13,575)
Income tax benefit	—	—	—
Net loss	$(16,966)	$(16,137)	$(13,575)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	(1,915)	—	—
Net loss allocable to common stockholders	$(18,881)	$(16,137)	$(13,575)

Basic and diluted net loss per share allocable to common stockholders	$(0.32)	$(0.40)	$(0.44)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	58,395	40,842	30,547

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended June 30,
	2014	2013	2012
Net loss	$(16,966)	$(16,137)	$(13,575)
Other comprehensive loss:
Change in unrealized loss on investment	(5)	—	(4)
Comprehensive loss	$(16,971)	$(16,137)	$(13,579)

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	loss	Deficit	Equity
Balance at June 30, 2011	—	$—	26,635,115	$27	$133,281	$(596)	$(1)	$(123,849)	$8,862
Issuance of common stock upon exercise of employee stock options for cash	—	—	163,438	—	134	—	—	—	134
Issuance of common stock upon release of restricted share units	—	—	60,500	—	—	—	—	—	—
Sale of common stock, net of financing costs of $1.2 million	—	—	9,652,335	10	15,058	—	—	—	15,068
Stock-based compensation expense	—	—	—	—	875	—	—	—	875
Net loss	—	—	—	—	—	—	—	(13,575)	(13,575)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	(4)	—	(4)
Balance at June 30, 2012	—	—	36,511,388	37	149,348	(596)	(5)	(137,424)	11,360
Issuance of common stock upon exercise of employee stock options for cash	—	—	10,518	—	88	—	—	—	88
Issuance of common stock upon release of restricted share units	—	—	48,000	—	—	—	—	—	—
Sale of common stock, Wedbush net of financing costs of $1.0 million	—	—	14,251,368	14	13,998	—	—	—	14,012
Sale of common stock, Aspire returned commitment shares	—	—	(166,759)	—	—	—	—	—	—
Sale of common stock, MLV net of financing costs $25,000	—	—	414,099	—	729	—	—	—	729
Stock-based compensation expense	—	—	—	—	922	—	—	—	922
Net loss	—	—	—	—	—	—	—	(16,137)	(16,137)
Balance at June 30, 2013	—	—	51,068,614	51	165,085	(596)	(5)	(153,561)	10,974
Issuance of common stock upon release of restricted share units	—	—	122,666	—	—	—	—	—	—
Sale of common stock, net of issuance costs of $2.3 million	—	—	37,375,000	38	29,375	—	—	—	29,413
Sale of preferred stock, net of issuance costs of $1.0 million	191,474	15,299	—	—	—	—	—	—	15,299
Deemed dividend related to beneficial conversion feature of Series A preferred stock	—	1,915	—	—	(1,915)	—	—	—	—
Sale of common stock, MLV net of issuance costs $51,000	—	—	439,163	—	450	—	—	—	450
Stock-based compensation expense	—	—	—	—	1,020	—	—	—	1,020
Net loss	—	—	—	—	—	—	—	(16,966)	(16,966)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	(5)	—	(5)
Balance at June 30, 2014	191,474	$17,214	89,005,443	$89	$194,015	$(596)	$(10)	$(170,527)	$40,185

See accompanying notes to financial statements.

Cardica, Inc.

STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2014	2013	2012
Operating activities
Net loss	$(16,966)	$(16,137)	$(13,575)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	1,387	1,154	858
Amortization of premiums on marketable securities	126	135	—
Loss on disposal or retirement of property and equipment	60	68	102
Stock-based compensation expense on grants of stock awards to non-employees	107	65	134
Stock-based compensation expense on grants of stock awards to employees	913	857	741
Allowance for doubtful account	(33)	33	—
Non cash interest expense	304	256	142
Changes in assets and liabilities
Accounts receivable	(282)	(125)	28
Prepaid expenses and other current assets	(96)	(39)	(54)
Inventories	371	(881)	264
Accounts payable and other accrued liabilities	171	(86)	324
Accrued compensation	299	190	(120)
Deferred revenue	(41)	(336)	1,276
Other non-current liabilities	(128)	(19)	162
Net cash used in operating activities	(13,808)	(14,865)	(9,718)
Investing activities
Purchases of property and equipment	(822)	(2,079)	(2,550)
Proceeds from maturities of investments	8,648	10,082	6,445
Purchases of investments	(40,158)	(10,066)	(11,129)
Net cash used in investing activities	(32,332)	(2,063)	(7,234)
Financing activities
Proceeds from sales of convertible preferred stock, net of issuance costs	15,299	—	—
Proceeds from sales of common stock, net of issuance costs	29,863	14,741	15,068
Proceeds from issuance of (repayment of) notes payable	—	—	2,390
Proceeds from issuance of common stock pursuant to the exercise of stock options	—	88	134
Net cash provided by financing activities	45,162	14,829	17,592
Net increase (decrease) in cash and cash equivalents	(978)	(2,099)	640
Cash and cash equivalents at beginning of period	6,373	8,472	7,832
Cash and cash equivalents at end of period	$5,395	$6,373	$8,472

Supplemental disclosure of cash flow information
Cash paid for interest	$200	$200	$77

Supplemental disclosure of non-cash investing and financing information
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$1,915	$—	$—

See accompanying notes to financial statements.

Cardica, Inc.

Notes to Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Cardica, Inc. ( the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company is commercializing and developing a microcutter product line based on its proprietary “staple-on-a-strip” technology intended for use by thoracic, bariatric, colorectal and general surgeons. The microcutter product line consists of the currently commercially-available MicroCutter XCHANGE® 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS® 45, a multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets.

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States. The Company also recently submitted the MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and, if the Company receives approval, anticipate launching it in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency in Japan and, upon approval, anticipates launching the MicroCutter XCHANGE 30 in Japan.

To date, the Company generated revenues almost exclusively from the sale of automated anastomotic systems, and has generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its  introduction in Europe in December 2012, and in the United States in March 2014.

Liquidity

The Company has incurred cumulative net losses of $170.5 million through June 30, 2014, negative cash flows from operating activities and expects to incur losses for the next several years. As of June 30, 2014, the Company had approximately $40.5 million of cash, cash equivalents and short-term investments, $2.3 million in long-term investments and $4.0 million of debt principal outstanding. The Company believes that its existing cash, cash equivalents, short-term and long-term investments, will be sufficient to meet its anticipated cash needs to enable the Company to conduct its business substantially as currently conducted for at least the next 12 months. The Company would be able to extend this time period to the extent that it decreases its planned expenditures, or raises additional capital.

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

Accounts Receivable

Accounts receivable consists of trade receivables and other receivables. Accounts receivable are recorded at net realizable value, which approximates fair value. The Company evaluates the collectability of accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings, payment history and past-due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted. For the fiscal year ended June 30, 2014, the Company recovered $33,000 of bad debt reserve that was recorded in the fiscal year ended June 30, 2013.

Available-for-Sale Securities

Available-for-sale securities consist primarily of corporate debt securities, commercial papers, and certificates of deposits, and, by the Company's investment policy, restrict exposure to any single corporate issuer by imposing concentration limits. Although maturities may extend beyond one year, it is management's intent that these securities are available for use in current operations.

The Company held investments in marketable securities as of June 30, 2014 and 2013, with maturity dates of less than one year for short-term and greater than one year for long-term. The Company records its marketable securities at fair value and classifies them as available-for-sale. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. Unrealized gains or losses on available-for-sale securities are classified as other comprehensive income or loss and reported as a separate component of stockholders’ equity until realized.

When the resulting fair value is significantly below cost basis and/or the significant decline has lasted for an extended period of time, the Company performs an evaluation to determine whether the marketable equity security is other than temporarily impaired. The evaluation that the Company uses to determine whether a marketable equity security is other than temporarily impaired is based on the specific facts and circumstances present at the time of assessment, which include significant quantitative and qualitative assessments and estimates regarding credit ratings, collateralized support, the length of time and significance of a security’s loss position and intent and ability to hold a security to maturity or forecasted recovery.

Investments are summarized as follows (in thousands):

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Money market funds – Short-term	$17,658	$—	$—	$17,658
Corporate debt securities – Short-term	14,434	—	(6)	14,428
Commercial paper - Short-term	3,000	—	—	3,000
Corporate debt securities – Long-term	2,319	—	(4)	2,315

Total	$37,411	$—	$(10)	$37,401

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$5,527	$—	$(5)	$5,522
Commercial paper – Short-term	500	—	—	500

Total	$6,027	$—	$(5)	$6,022

Restricted Cash

Under an operating lease for its facility in Redwood City, California, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 at June 30, 2014 and 2013, has been recorded as restricted cash in the accompanying balance sheets, related to the letter of credit (see Note 5).

A certificate of deposit of $4,000 at June 30, 2014 and 2013, has been recorded as restricted cash in the accompanying balance sheets related to the deposit on the Company’s merchant credit card.

Concentrations of Credit Risk and Certain Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments, long-term investments and accounts receivable. The Company places its cash, cash equivalents, short-term and long-term investments with high-credit quality financial institutions. The Company is exposed to credit risk in the event of default by the institutions holding the cash, cash equivalents, short-term and long-term investments to the extent of the amounts recorded on the balance sheet. The Company sells its products to hospitals in the U.S. and Europe and to distributors in Europe, Japan and Saudi Arabia that resell the products to hospitals. The Company does not require collateral to support credit sales. The Company has had insignificant credit losses to date.

The following table illustrates total net revenue from the geographic location in which the Company’s customers are located and sales revenue by product line.

Net revenue by geographic location:

	Fiscal Year Ended June 30,
	2014	2013	2012
United States	45%	53%	59%
Japan	29%	29%	29%
Europe	26%	17%	12%
Rest of world	—	1%	—

Sales revenue by product line:

	Fiscal Year Ended June 30,
	2014	2013	2012
Microcutter	$488	$176	$—
Cardiac (automated anastomotic systems)	3,017	2,917	3,274
Total	$3,505	$3,093	$3,274

The following table illustrates concentrations of credit risk for the periods presented.

	Percent of Total Net Revenue for Fiscal Year Ended June 30,			Percent of Total Accounts Receivable as of June 30,
	2014	2013	2012	2014	2013
Century Medical	29%	29%	29%	35%	33%
Herz-Und Diabeteszentrum	12%	7%	7%	8%	—

As of June 30, 2014, 2013 and 2012, and for the years then ended, no other customer accounted for equal to or greater than 10% of net revenue or account receivable balances. The Company does not believe that accounts receivable from Century Medical and Herz-Und Diabeteszentrum represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. All long-lived assets are in the United States, and through June 30, 2014, there have been no indications of impairment; therefore, the Company has recorded no such losses.

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

Deferred Rent

Rent expense is recognized on a straight-line basis over the non-cancelable term of the Company’s facility operating lease. The difference between the actual amounts paid and amounts recorded as rent expense is recorded to deferred rent. The current portion of deferred rent is recorded as other accrued liabilities, while the non-current portion is recorded in non-current accrued liabilities.

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

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2014.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting purposes. All of the Company’s operations are in the United States and all of its long-lived assets are maintained in the United States.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding for the period less the dilutive potential common shares for the period determined using the treasury-stock method. For purposes of this calculation, options, warrants and underlying convertible preferred shares to purchase stock and unvested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

In the years the Preferred Stock was outstanding, the two-class method was used to calculate basic and diluted earnings (loss) per common share since it is a participating security under ASC 260 Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic earnings (loss) per common share is computed by dividing net earnings (loss) attributable to common share after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2014	2013	2012
Numerator:
Net loss	$(16,966)	$(16,137)	$(13,575)

Deemed dividend related to beneficial conversion feature of convertible preferred stock	(1,915)	—	—
Net loss allocable to common stockholders	$(18,881)	$(16,137)	$(13,575)

Denominator:
Weighted-average shares outstanding allocable to common stockholders	58,395	40,842	30,547
Denominator for basic and diluted net loss per share allocable to common stockholders	58,395	40,842	30,547
Basic and diluted net loss per share allocable to common stockholders	$(0.32)	$(0.40)	$(0.44)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation for the fiscal years ended June 30, 2014 and 2013, because their effect would be antidilutive (in thousands):

	As of June 30,
	2014	2013
Options to purchase common stock	5,601	3,936
Non-vested restricted stock units and awards	16	46
Shares reserved for issuance upon conversion of Series A Preferred	19,147	—
Warrants	3,991	3,991
	28,755	7,973

Stock-Based Compensation

Stock-based compensation expense related to employee and director share-based compensation plans, including stock options and restricted stock units, is measured on the grant date, based on the fair value-based measurement of the award and is recognized as an expense over the requisite service period which generally equals the vesting period of each grant. The Company recognizes compensation expense using the accelerated method and the Company accounts for the non-employee share-based grants pursuant to ASC 505-50, Equity Based Payments to Non-Employees.

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

Fiscal Year Ended June 30,
	2014	2013	2012
Risk-free interest rate	0.91% – 1.49%	0.44% – 0.74%	0.58% – 0.83%
Dividend yield	—	—	—
Weighted-average expected life (in years)	3.8 – 4.6	3.8 – 4.6	3.8 – 4.6
Volatility	66% – 80%	78% – 88%	86% – 93%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.9 million, or $0.02 per share, $0.9 million, or $0.02 per share, and $0.7 million, or $0.02 per share for the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The Company recorded stock-based compensation expenses under ASC 505-50 of $0.1 million, or $0 per share for fiscal years ended June 30, 2014, 2013 and 2012.

Total compensation expense related to unvested awards not yet recognized is approximately $0.6 million at June 30, 2014, and is expected to be recognized over a weighted average period of 3.6 years.

Included in the statement of operations is the following non-cash stock-based compensation expense for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Cost of product sales	$117	$88	$82
Research and development	133	236	162
Selling, general and administrative	770	598	631
Total	$1,020	$922	$875

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be the Company’s fiscal year 2018 (or July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company will be evaluating the impact of the adoption of this guidance on the Company’s financial statements.

In July 2013, the FASB issued an accounting standard update which states that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In March 2013, the FASB issued an accounting standard update which requires the release of cumulative translation adjustments into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In February 2013, the FASB issued amended standards to improve the reporting of reclassifications out of accumulated other comprehensive income by requiring an entity to report their corresponding effect(s) on net income. These amended standards are effective for annual reporting periods beginning after December 15, 2012. The Company adopted this guidance in July 2013, and it did not have a material impact on the Company’s financial statements for the fiscal year ended June 30, 2014.

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,500	$—	$—	$2,500
Short-term investments:
Money market funds	17,658	—	—	17,658
Corporate debt securities	—	14,428	—	14,428
Commercial paper		3,000	—	3,000

Long-term investments:
Corporate debt securities	—	2,315	—	2,315

Total assets at fair value	$20,158	$19,743	$—	$39,901

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,462	$—	$—	$5,462
Short-term investments:
Corporate debt securities	—	5,522	—	5,522
Commercial paper	—	500	—	500

Total assets at fair value	$5,462	$6,022	$—	$11,484

Funds held in money market instruments, are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $2.9 million and $0.9 million at June 30, 2014 and 2013, respectively, are not included in the fair value hierarchy disclosure. As of June 30, 2014, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable. As of June 30, 2014, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2014	June 30, 2013
Raw materials	$669	$473
Work in progress	207	594
Finished goods	210	390
Total	$1,086	$1,457

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,
	2014	2013
Computer hardware and software	$70	$62
Office furniture and equipment	27	27
Machinery and equipment	6,306	5,916
Leasehold improvements	174	174
	6,577	6,179
Less: accumulated depreciation and amortization	(4,215)	(3,079)
Subtotal	2,362	3,100
Construction in process (1)	174	61
Total	$2,536	$3,161

(1) Construction in process includes equipments paid based on installment plan, but not yet placed in service pending completion. The completion dates for these equipments range from three months to two years, and the future payments are immaterial.

Note 5. Commitments and Contingencies

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in the fiscal year ended June 30, 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $100,000 was recorded as restricted cash in the condensed balance sheets as of June 30, 2014 and 2013, related to the letter of credit.

Future minimum lease payments under the non-cancelable operating leases having initial terms of a year or more as of June 30, 2014, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2015	689
2016	118
Total minimum lease payments	$807

Rent expense for fiscal years 2014, 2013 and 2012, was $0.6 million, $0.6 million and $0.6 million, respectively.

Note 6. Distribution, License, Development and Commercialization Agreements

Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, the Company would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cashflows using a discount rate of 18%, which the Company estimated a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan.

In addition, the distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, was last amended effective July 1, 2014. The last amendment, among other things, renewed the contract for another five years, extending the expiration date to July 31, 2019.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device. The Company’s significant deliverables under the arrangement were the license rights and the associated development activities. These deliverables were determined to represent one unit of accounting as there was no standalone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received no payments in the fiscal years ended June 30, 2014, 2013 and 2012. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $0.4 million under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2014. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical (see Note 8) were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the fiscal year ended June 30, 2011, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the fiscal years ended June 30, 2014, 2013 and 2012, related to this arrangement were $41,000, $0.3 million and $0.3 million, respectively. The Company has fully recognized such revenue, and as of June 30, 2014, no deferred revenue related to this arrangement.

Note 7. Notes Payable

In connection with the Distribution Agreement with Century (see Note 6), the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million, which amount was received in the fiscal year ended June 30, 2012, and the secured note purchase agreement was amended effective July 1, 2014, to extend the principal due date by two years.  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. This note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $1.6 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property, until the note is repaid. There are no covenants associated with this debt.

The Company made interest payments of $200,000, $200,000 and $77,000 in the fiscal years ended June 30, 2014, 2013 and 2012, respectively. The interest payable at June 30, 2014 and 2013, was $50,000 and $50,000, respectively, and included in other accrued liabilities in the accompanying balance sheets.

Note 8. Stockholders’ Equity

As of June 30, 2014, the total number of shares that the Company is authorized to issue is 130,000,000 shares, with 125,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock. As of June 30, 2013, the total number of shares that the Company was authorized to issue is 80,000,000 shares, with 75,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock.

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

In April 2014, the Company sold 37,375,000 shares of its common stock at $0.85 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of its common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and their affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding unless the holder gives the Company at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to the Company were approximately $44.7 million. For fiscal year ended June 30, 2014, the Company recorded a deemed dividend of $1.9 million related to beneficial conversion feature of series A convertible preferred stock. A one-time beneficial conversion charge was due to the difference between the common stock price and conversion price on the closing date of the Company’s recently completed public offering.

On March 20, 2013, the Company completed the sale of 14,251,368 shares of its common stock at a price to the public of $1.05 per share. Net proceeds from the financing to the Company were $14.0 million.

In February 2012, the Company completed the sale of 9,091,000 shares of its common stock in an underwritten public offering at a price to the public of $1.65 per share. Net proceeds from that financing to us were $13.9 million.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provided for the sale of the Company’s common stock through MLV as the Company’s sales agent. The ATM Agreement expired on August 2, 2014. As of June 30, 2014, the Company had received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV. During the fiscal years ended June 30, 2014 and 2013, the Company received net proceeds of $0.4 million and $0.7 million, respectively, from the sale of an aggregate of 439,163 and 414,099 shares of common stock through MLV, respectively.

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

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. The Company can determine the number of shares constituting any series and the designation of such series and the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. As of June 30, 2014, the Company had designated 250,000 shares of preferred stock as series A convertible preferred stock, and there were 191,474 shares of series A convertible preferred stock issued and outstanding. There were no shares of preferred stock designated as series A convertible preferred stock or issued and outstanding as of June 30, 2013. For the fiscal year ended June 30, 2014, the Company recorded a deemed dividend of $1.9 million related to beneficial conversion feature of series A convertible preferred stock. A one-time beneficial conversion charge was due to the difference between the common stock price and conversion price on the closing date of the Company’s recently completed public offering.

Each share of Series A preferred stock is convertible into 100 shares of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting Series A preferred stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding, unless the holder gives us at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of the Company’s Series A preferred stock will share ratably with the holders of the Company’s common stock on an as-if-converted basis. Shares of Series A preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to alter or change adversely the powers, preferences or rights given to the Series A preferred stock (an increase the number of authorized shares of Series A preferred stock shall not constitute an adverse change) or enter into any agreement to do so. Shares of Series A Preferred Stock will not be entitled to receive any dividends, unless a cash dividend is declared by the Company’s board of directors to be paid to the holders of common stock, in which case the holders of Series A Preferred Stock will be entitled to receive a cash dividend equal to the amount of dividends declared on the common stock on an as-if-converted basis.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

June 30, 2014
Stock options and RSUs outstanding	5,617,479
Shares available for grant under stock option plan	716,941
Shares reserved for issuance upon conversion of Series A Preferred	19,147,400
Warrants for common stock	3,991,205
29,473,025

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

In October 2005, the Company’s Board of Directors adopted, and in December 2005 the stockholders approved, the 2005 Equity Incentive Plan, as amended (the “2005 Plan”). Pursuant to a series of amendments, a total of 6,400,000 shares of common stock have been reserved for issuance under the 2005 Plan as of June 30, 2014.

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

Common stock options may include a provision whereby the holder, while an employee, director or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at its option and at a price equal to the original purchase price of the stock. The Company does not consider the stock issued upon exercise of an unvested stock option substantively exercised, and the cash paid for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized by the Company as a liability. As the underlying shares vest, the deposit liability is reclassified as equity. As of June 30, 2014 and 2013, no such shares are subject to the Company’s right of repurchase and excluded from stockholders’ equity.

Award activity under all Plans is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share

Balance at June 30, 2011	837,304	3,381,738	$2.59
Shares reserved	750,000	—	—
Restricted stock awards granted	(86,000)	—	—
Options granted	(899,400)	899,400	2.13
Options exercised	—	(163,438)	2.01
Options forfeited	263,529	(263,529)	2.86
Balance at June 30, 2012	865,433	3,854,171	$2.53
Shares reserved	750,000	—	—
Restricted stock awards granted	(48,000)	—	—
Options granted	(671,150)	671,150	1.53
Options exercised	—	(10,518)	1.31
Options forfeited	578,908	(578,908)	2.22
Balance at June 30, 2013	1,475,191	3,935,895	$2.43
Shares reserved	1,000,000	—	—
Restricted stock awards granted	(92,666)	—	—
Options granted	(1,944,500)	1,944,500	1.24
Options forfeited	278,916	(278,916)	3.94
Balance at June 30, 2014	716,941	5,601,479	$1.95

The following table summarizes information about options outstanding, vested and exercisable at June 30, 2014:

Options Outstanding							Options exercisable
Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share		Number of Shares	Weighted Average Exercise Price per Share
					$			$
$0.99	–	$1.55	3,847,356	4.39		1.24	2,174,269		1.26
$1.56	–	$2.85	1,352,960	3.89		2.15	1,003,980		2.22
$2.86	–	$9.75	401,163	1.51		7.89	395,516		7.95

Total outstanding			5,601,479	4.06		$1.95	3,573,765		$2.28
Options vested and expected to vest			5,356,829	3.96		$1.98

The weighted average remaining contractual life for all currently exercisable options as of June 30, 2014, was 2.9 years. The aggregate intrinsic value as of June 30, 2014, of all outstanding options was $105,000, options vested and expected to vest was $93,000 and options exercisable was $22,000. The aggregate intrinsic value as of June 30, 2013, of all outstanding options was $0, options vested and expected to vest was $0 and options exercisable was $0, as a result of the fair market value at June 30, 2013, being below the grant price ranges. The aggregate intrinsic value as of June 30, 2012, of all outstanding options was $1,116,000, options vested and expected to vest was $1,093,000 and options exercisable was $769,000.

The weighted-average estimated grant date fair value of options granted to employees and directors during fiscal years 2014, 2013 and 2012 was $0.80, $1.03 and $1.45 per share, respectively. The intrinsic value of all options exercised during fiscal years 2014, 2013 and 2012 was $0, $4,000 and $122,000, respectively. The fair value of all stock options actually vesting in fiscal years 2014, 2013 and 2012 was $528,000, $746,000 and $734,000, respectively.

Restricted Stock Units and Awards

The following table summarizes information about restricted stock activity.

Shares
Non-vested restricted stock at June 30, 2011	20,500
Awarded	86,000
Vested	(60,500)
Forfeited	—
Non-vested restricted stock at June 30, 2012	46,000
Awarded	48,000
Vested	(48,000)
Forfeited	—
Non-vested restricted stock at June 30, 2013	46,000
Awarded	92,666
Vested	(122,666)
Forfeited	—
Non-vested restricted stock at June 30, 2014	16,000

The aggregate intrinsic value as of June 30, 2014, of all non-vested restricted stock awards was $18,000, and awards expected to vest was $18,000.

The estimated grant date fair value of awards granted during fiscal years 2014, 2013 and 2012, was $1.15, $1.43 and $1.82 per share, respectively. The intrinsic value of all awards granted during fiscal years 2014, 2013 and 2012 was $106,000, $66,000 and $80,000, respectively. The fair value of all stock awards actually vesting in fiscal years 2014, 2013 and 2012 was $165,000, $75,000 and $73,000, respectively.

The fair value of each restricted stock award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units and awards is recognized over the requisite service period as adjusted for estimated forfeitures.

Warrants

The Company has outstanding warrants to purchase common stock that are all exercisable at June 30, 2014, as follows:

Shares	Exercise Price Per Share	Expiration
3,991,205	$1.45	September 2014

Note 9. Income Taxes

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2014	2013
Net operating loss carry-forwards	$55,591	$51,005
Research credits	3,084	2,868
Fixed asset depreciation	(109)	(71)
Stock compensation	1,103	936
Deferred revenue	158	806
Other	764	617
Total deferred tax assets	60,591	56,161
Valuation allowance	(60,591)	(56,161)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $4.4 million, $6.8 million and $5.6 million during fiscal years ended June 30, 2014, 2013 and 2012, respectively.

As of June 30, 2014, the Company had federal net operating loss carry-forwards and research credit carry-forwards of approximately $153.2 million and $1.5 million, respectively. The net operating loss carry-forwards begin to expire in the fiscal year 2019. The federal credits begin to expire in fiscal year 2021 if not utilized. Additionally, the Company’s state net operating loss carry-forwards of approximately $93.2 million begin to expire in the fiscal year 2015 and the Company has state research credit carry-forwards of $3.5 million. The California state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credits begin to expire in fiscal year 2024.

Included in the valuation allowance balance as of June 30, 2014, is $0.3 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the Statement of Operations.

The reconciliation of income tax benefits attributable to the net loss computed at the U.S. federal statutory rates to the income tax benefit recorded (in thousands):

	Fiscal Year Ended June 30,
	2014	2013	2012
Tax benefit at U.S. statutory rate	$(5,768)	$(5,487)	$(4,648)
Loss for which no tax benefit is currently recognizable	5,584	5,341	4,502
Stock based compensation	164	128	131
Other, net	20	18	15
	$—	$—	$—

Utilization of the net operating loss carry-forwards and credit carry-forwards may be subject to a substantial annual limitation due to the limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. In the fiscal year ended June 30, 2010, the Company completed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry-forwards and credit carry-forwards attributable to periods before the change. Any subsequent ownership changes could further limit the use of net operating losses and credits. The Company concluded that approximately $4.9 million of federal net operating loss carry-forwards, $1.5 million of federal credit carry-forwards, and approximately $19.5 million of California state net operating loss carry-forwards are significantly limited to offset future income, if any. The reductions are reflected in the carry-forward amounts included above. The most recent analysis of the Company’s historical ownership changes was completed in 2014. Due to IRC Section 382 and 383 limitations, the Company only accounts for net operating loss and tax credit carryforwards as deferred tax assets where the Company reasonably expects that these losses and carryforwards can be utilized in future periods.

At June 30, 2014, the Company had unrecognized tax benefits of $1.0 million, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at June 30, 2012	$756
Additions based on tax positions related to current year	183
Balance at June 30, 2013	939
Additions based on tax positions related to current year	74
Balance at June 30, 2014	$1,013

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2014. The tax years 1998 through 2014 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

Note 10. Employee Benefit Plan

In January 2001, the Company adopted a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees. Employees may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations. The Company may make discretionary contributions as determined by the Board of Directors. No amount was contributed by the Company to the plan during fiscal years ended June 30, 2014, 2013 or 2012.

Note 11. Indemnification

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third-party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third-party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum potential amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s balance sheets as of June 30, 2014 or 2013, as there are no amounts currently estimable and probable of payment.

Note 12. Financial Information by Quarter

Financial Information by Quarter (unaudited)

Fiscal Year 2014:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Total net revenue	$805	$851	$934	$1,025
Gross profit (loss) on product sales	(255)	(219)	(452)	(339)
Net loss	(3,739)	(4,172)	(4,379)	(4,676)
Net loss allocable to common stockholders	(3,739)	(4,172)	(4,379)	(6,591)
Basic and diluted net loss per share allocable to common stockholders	(0.07)	(0.08)	(0.09)	(0.08)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	51,089	51,314	51,587	79,590

Fiscal Year 2013:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Total net revenue	$885	$874	$868	$872
Gross profit (loss) on product sales	150	(195)	(322)	(144)
Net loss	(4,140)	(4,192)	(3,946)	(3,859)
Basic and diluted net loss per common share	(0.11)	(0.11)	(0.10)	(0.08)
Shares used in computing basic and diluted net loss per common share	36,723	36,951	38,633	51,060

(1)	Gross profit is computed as total net product sales less cost of product sales.

Note 13. Subsequent Event

On June 24, 2014, the Company and Century Medical, Inc. signed a fifth amendment pursuant to the Distribution Agreement pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, which amendment was effective July 1, 2014. The amendment, among other things, renewed the contract for another five years, extending the expiration date to July 31, 2019. In addition, on June 24, 2014, the Company and Century also signed an amendment pursuant to the Secured Note Purchase Agreement dated September 2, 2011, extending the maturity date of the loan under that agreement by two years from September 30, 2016, to September 30, 2018.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2014, based on the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

On June 24, 2014, Cardica and Century Medical, Inc., or Century, signed a fifth amendment pursuant to the Distribution Agreement pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, which amendment was effective July 1, 2014. The amendment, among other things, renewed the contract for another five years, extending the expiration date to July 31, 2019.  In addition, on June 24, 2014, Cardica and Century also signed an amendment to the Secured Note Purchase Agreement dated September 2, 2011, pursuant to which Century loaned us $4.0 million, extending the maturity date of the loan under this agreement by two years from September 30, 2016, to September 30, 2018.  A description of the relationship between Cardica and Century is set forth in Items 1 and 7 of this Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2014 annual meeting of stockholders, or 2014 Proxy Statement, which information is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors— Audit Committee” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2014 Proxy Statement, which information is incorporated herein by reference. A copy of our code of business conduct and ethics can be found on our website, www.cardica.com in the “USA” section titled “About Cardica,” by clicking on “Investors/Media” and selecting the subsection titled “Corporate Governance.” The contents of our website are not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

Reference is made to the information to be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2014 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information to be included under the heading “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information to be included under the headings “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” in our 2014 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the information to be included under the heading “Principal Accountant Fees and Services” in our 2014 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

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

Cardica, Inc.
Registrant

September 25, 2014	/s/ ROBERT Y. NEWELL
Date	Robert Y. Newell
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ BERNARD A. HAUSEN	President, Chief Executive Officer and Director	September 25, 2014
Bernard A. Hausen, M.D., Ph.D.	(Principal Executive Officer)

/s/ ROBERT Y. NEWELL	Chief Financial Officer	September 25, 2014
Robert Y. Newell	(Principal Financial and Accounting Officer)

/s/ KEVIN T. LARKIN	Director	September 25, 2014
Kevin T. Larkin

/s/ RICHARD P. POWERS	Director	September 25, 2014
Richard P. Powers

/s/ JEFFREY L. PURVIN	Director	September 25, 2014
Jeffrey L. Purvin

/s/ JOHN SIMON	Director	September 25, 2014
John Simon, Ph.D.

/s/ WILLIAM H. YOUNGER, JR.	Director	September 25, 2014
William H. Younger, Jr.

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	1997 Equity Incentive Plan and forms of related agreements and documents. +	S-1	333-129497	10.1	11/04/2005
10.2	2005 Equity Incentive Plan. +	10-Q	000-51772	10.1	02/05/2014
10.3	Form of Option Agreement under the Cardica, Inc. 2005 Equity Incentive Plan+					X
10.4	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement. +	8-K	000-51772	10.26	02/20/2009
10.5	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.	S-1	333-129497	10.5	11/04/2005
10.6	Second Amendment to Office Lease Agreement, executed and delivered in December 2007 effective November 19, 2007.	8-K	000-51772	10.1	12/05/2007
10.7	Third Amendment to Office Lease, dated November 17, 2009, by and between Cardica, Inc., and HCP LS REDWOOD CITY, LLC (f/k/a Slough Redwood City, LLC).	10-Q	000-51772	10.29	11/15/2010
10.8	Fourth Amendment to Lease dated November 11, 2010	8-K	000-51772	10.30	11/16/2010
10.9	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003. †	S-1	333-129497	10.6	12/20/2005
10.10	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.6.1	04/05/2007
10.11	Amendment No. 2 to Distribution Agreement, dated June 13, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	10-K	000-51772	10.7	09/24/2010

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.12	Amendment No. 3 to Distribution Agreement, dated January 24, 2008, by and between Cardica, Inc. and Century Medical, Inc.	10-K	000-51772	10.8	09/24/2010
10.13	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.8.1	04/07/2010
10.14	Fifth Amendment to Distribution Agreement, dated as of July 1, 2014, by and between Cardica, Inc. and Century Medical, Inc. †					X
10.15	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.36	11/09/2011
10.16	Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.37	11/09/2011
10.17	Security Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.38	11/09/2011
10.18	Form of Secured Promissory Note to Century Medical	10-Q	000-51772	10.39	11/09/2011
10.19	Letter Agreement, dated as of July 1, 2014, extending the term of the Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc.					X
10.20	Compensation Information for named executive officers. +	8-K	000-51772	Item 5.02	07/18/2014
10.21	Cardica, Inc. Non-Employee Director Compensation. +					X
10.22	Benefit Agreement with Bernard Hausen, M.D., Ph.D. +	S-1	333-129497	10.4	02/01/2006
10.23	Letter Agreement with Frederic M. Bauer+	10-Q	000-51772	10.27	11/07/2008
10.24	Cardica, Inc. Change in Control and Severance Benefit Plan. +	8-K	000-51772	10.25	02/18/2009
10.25	License Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. †	10-K	000-51722	10.28	09/24/2010
23.1	Consent of Independent Registered Public Accounting Firm.					X
23.2	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of chief executive officer.					X
31.2	Certification of chief financial officer.					X
32.1	Section 1350 Certification					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for, or grant of, confidential treatment.
+	Indicates management contract or compensatory plan.