Form 10-K/A
period 2014-06-30
CARDICA INC
filed 2014-10-28
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of common stock outstanding as of September 22, 2014, was 88,951,216.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CARDICA, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2014

Amendment No. 1

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”), to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on September 25, 2014 (the “Form 10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2014 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV Item 15 of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e. occurring after September 25, 2014) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of October 27, 2014:

Name	Age	Position
Bernard A. Hausen, M.D., Ph.D.	54	President, Chief Executive Officer, Chief Medical Officer and Director
Robert Y. Newell	66	Vice President, Finance and Chief Financial Officer
Frederick M. Bauer	61	Vice President, Operations
Liam J. Burns	49	Vice President, Sales and Marketing
Bryan D. Knodel, Ph.D.	54	Vice President, Research and Development

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

Directors of the Registrant

The following is a brief biography of each of our nominees for director and a discussion of the specific experience, qualifications, attributes or skills of each nominee that led the Nominating Committee to recommend that person as a nominee for director, as of October 27, 2014.

NAME	AGE	PRINCIPAL OCCUPATION/ POSITION HELD WITH CARDICA
Bernard A. Hausen, M.D., Ph.D.	54	President, Chief Executive Officer, Chief Medical Officer and Director

Kevin T. Larkin	65	President, Chief Executive Officer and a director of TherOx / Chairman of the Board of Directors

William P. Moffitt, III	67	Retired Chief Executive Officer / Director

Gary S. Petersmeyer	67	Consultant / Director

Richard P. Powers	70	Executive Vice President of VisionCare Ophthalmic Technologies, Inc. / Director

Jeffrey L. Purvin	62	Investor and Consultant / Director

John Simon, Ph.D.	71	Investment banker with Allen & Company LLC / Director

William H. Younger, Jr.	64	Managing director of the general partner of Sutter Hill Ventures / Director

Bernard A. Hausen, M.D., Ph.D. has been our President and Chief Executive Officer since December 2000. Dr. Hausen co-founded Cardica in October 1997 and has served as a director and our Chief Medical Officer since inception. Dr. Hausen received a medical degree from Hannover Medical School in Germany in 1988 and was trained there as a general and cardiothoracic surgeon. Upon completion of his training, he received a Ph.D. degree in Medical Physiology in 1999. From 1996 to 2000, he was employed as a Senior Research Scientist in the Laboratory for Transplantation Immunology of the Department of Cardiothoracic Surgery at Stanford University. Until Dr. Hausen became our full-time employee in October 2000, he remained responsible for all surgery-related research in that laboratory. Dr. Hausen’s extensive experience with Cardica, which is a consequence of his being a founder of Cardica and his long tenure as President and Chief Executive Officer, and his involvement in all aspects of the business from product conception through development, clinical trials and regulatory clearance followed by market launch, bring necessary historic knowledge and leadership to the Board.

Kevin T. Larkin has been a director since December 2005 and was elected Chairman of the Board in January 2007. Mr. Larkin has been President, Chief Executive Officer and a director of TherOx, a medical device company, since May 2001. From July 1998 until April 2001, Mr. Larkin was President and Chief Executive Officer of CardioVasc, a medical device company. Mr. Larkin also has held senior sales and marketing management positions with Ventritex, Medtronic and Cordis. Mr. Larkin has been in the cardiovascular device field for 36 years, with broad business experience in both large and small companies in general management, strategy and sales and marketing.

William P. Moffitt, III. has been a director since October 2014. Mr. Moffitt served as President and Chief Executive Officer and as a director of Nanosphere, a developer, manufacturer and marketer of an advanced molecular diagnostic platform for the early detection of disease, from July 2004 through February 2013. Prior to joining Nanosphere, he served as president and chief executive officer of i-STAT Corporation, a developer, manufacturer and marketer of diagnostic products in the point-of-care blood analysis market. Mr. Moffitt led i-STAT from its early stage to commercialization and its initial public offering in 1992 to its acquisition by Abbott Laboratories in 2003. Prior to i-STAT, Mr. Moffitt held increasingly responsible executive positions from 1973 through 1989 with Baxter Healthcare Corporation, a manufacturer and distributor of healthcare products, and American Hospital Supply Corporation, a diversified manufacturer and distributor of healthcare products, which Baxter acquired in 1985. Mr. Moffitt earned a B.S. in zoology from Duke University. Mr. Moffitt has extensive industry experience and proven track record in leading the growth of diagnostics companies from development stage through market leadership.

Gary S. Petersmeyer has been a director since October 2014. Mr. Petersmeyer currently serves as a consultant to companies in the pharmaceutical and medical device industries. Most recently he co-founded Aesthetic Sciences Corporation in 2004 and served as the Chief Executive Officer and Chairman until December 2010. Prior to that he served as President and Chief Operating Officer of Pherin Pharmaceuticals, Inc. from 2000 to 2001, and as President and Chief Operating Officer of Collagen Corporation, Inc. from 1995 to 2000. From 1976 to 2000 he served in various management positions for pharmaceutical and medical device companies. Mr. Petersmeyer serves as a director and member of the compensation and audit committees of Omnicell, Inc., a company providing safety and automation equipment to hospitals, and as a director and member of the organization and compensation committee and the science and technology committee of The Cooper Companies, Inc., a global medical device company focused on contact lenses and women’s health care. He has served on the boards of Visx Incorporated and Roxro Pharmaceuticals prior to their acquisitions. He also serves as chairman of the board for Positive Coaching Alliance, a non-profit organization dedicated to improving youth sports. Mr. Petersmeyer has served as the CEO or President of four companies in the medical device and pharmaceuticals industry and has over 35 years of industry experience in leadership positions. He has extensive knowledge and experience in global markets, including the United States, Asia and Europe. His expertise includes financial, research and regulatory strategy, and business development with an emphasis on growth, new product lines and leadership development.

Richard P. Powers has been a director and chairman of our Audit Committee since October 2005. Since November 2010, Mr. Powers has served as Executive Vice President of VisionCare Ophthalmic Technologies, Inc., a privately held medical device company.  From September 2009 to October 2010, Mr. Powers was a consultant to several medical device companies.  From June 2008 to August 2009, Mr. Powers was President and Chief Executive Officer of Aspire Medical Inc., a privately held medical device company. From October 2001 to March 2008, Mr. Powers was Vice President and Chief Financial Officer of Anesiva, Inc. (formerly Corgentech Inc.), a publicly held biotechnology company.  From February 1996 to August 2000, Mr. Powers served as Executive Vice President and Chief Financial Officer of CardioGenesis Corporation, a medical device company.  From January 1981 to August 1995, Mr. Powers held a number of senior management positions at Syntex Corporation, a biopharmaceutical company, including Senior Vice President and Chief Financial Officer.  Mr. Powers holds a B.S. degree in Accounting from Canisius College and an M.B.A. degree from the Rochester Institute of Technology.  Mr. Powers was a member of the board of directors of HemoSense, Inc., a medical diagnostics company, from September 2005 to November 2008.  Mr. Powers brings understanding of our financial statements and financial position, business perspective and accounting expertise to his role as chair of the Audit Committee of the Board.

Jeffrey L. Purvin has been a director since August 2006.  Mr. Purvin served as the chief executive officer of Response Biomedical, which manufactures and sells world-wide in-vitro diagnostic tests and readers, from May 2012 to September 2014.  From November 2006 to December 2012, Mr. Purvin was chairman and chief executive officer of Calibra Medical, Inc., a privately held company developing medical devices for the treatment of diabetes.  Calibra was acquired by Johnson & Johnson in July 2012.  Mr. Purvin was the chairman and chief executive officer of Metrika, Inc., a privately held manufacturer and marketer of disposable diabetes monitoring products, from November 2004 until July 2006, when the company was sold to the Bayer Group.  Prior to Metrika, Mr. Purvin was President of the Interventional Products Division of Datascope Corporation, a diversified public medical device company (since acquired by Maquet, Inc.), from April 2001 until October 2004.  Before Datascope, Mr. Purvin spent more than 20 years at GlaxoSmithKline, where he concluded his service as Vice President, General Manager.  Mr. Purvin earned his M.B.A. in marketing from The Wharton School, University of Pennsylvania and his BA in psychology from Brown University.  Mr. Purvin’s expertise and background includes particular emphasis on new product development, new and established product marketing (worldwide), mergers & acquisitions and low COG’s manufacturing.

John Simon, Ph.D. has been a director since June 2001. Mr. Simon is an investment banker with the investment banking firm, Allen & Company LLC, where he has been employed for over 25 years. He was a member of the board of directors for Neurogen Corporation, a biopharmaceutical company, from 1993 to December 2009, and continues to serve on the boards of several privately held companies. Mr. Simon holds a B.S. degree in Chemistry from The College of William & Mary, a Ph.D. degree in Chemical Engineering from Rice University, and both an M.B.A. degree in finance and a J.D. degree from Columbia University. Mr. Simon has broad experience in capital markets, corporate and financial strategy and has been instrumental in advising Cardica and the Board on raising the capital required to pursue Cardica’s goals.

William H. Younger, Jr. has been a director since August 2000. Mr. Younger is a managing director of the general partner of Sutter Hill Ventures, a venture capital firm, where he has been employed since 1981. Mr. Younger holds a B.S. degree in Electrical Engineering from the University of Michigan and an M.B.A. degree from Stanford University. Mr. Younger was a member of the board of directors of Vitria Technology, Inc., a software company, from 1997 to November 2005, and Omnicell, Inc., a company specializing in medication and supply management for hospitals, from 1992 to May 2012.  Having served on the Board for more than 10 years, Mr. Younger provides both a historic understanding of Cardica’s strategies, as well as provides board continuity. His business judgment and ability to counsel our management, developed as a managing director of a successful venture capital firm, provide a breadth of general business knowledge and transactional experience to the Board.

There are no family relationships among any of our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Our executive officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during fiscal 2014 our executive officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to each of them, respectively, except that one report on Form 4 for each of our non-employee directors, Messrs. Larkin, Powers, Purvin, Simon and Younger, each of which was timely filed in November 2013 reporting the annual automatic grant of a stock option under our non-employee director compensation arrangement, inadvertently reported the number of shares subject to such grants using the number of shares under our non-employee director compensation arrangement in effect in fiscal 2013 rather than our non-employee director compensation arrangement then in effect and applicable for fiscal 2014. These Forms 4 were amended in September 2014 upon discovery of the error to correct the number of shares subject to such automatic grants.

Code of Business Conduct and Ethics

The Board adopted the Cardica, Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.cardica.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website in lieu of filing a Form 8-K.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

We have a standing Audit Committee that is currently composed of three directors (Mr. Larkin, Mr. Powers and Mr. Purvin). The Board has determined that Mr. Powers qualifies as an “audit committee financial expert,” as defined in the applicable U.S. Securities and Exchange Commission (the “SEC”) rules. The Board made a qualitative assessment of Mr. Powers’ level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2014 and 2013, compensation awarded to or paid to, or earned by, our Chief Executive Officer and our two other most highly compensated executive officers at June 30, 2014 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2014

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)(2)		Nonequity incentive plan compensation($)		All Other Compensation ($)		Total ($)
Bernard A. Hausen, M.D., Ph.D.	2014	390,840	65,000	268,800		127,023		1,490		853,153
President and Chief Executive Officer	2013	381,300	–	44,020		76,260		3,880		505,460
Bryan D. Knodel, Ph.D.	2014	282,288	–	134,400		64,221		85,200	(3)	566,109
Vice President, Research and Development	2013	275,400	–	22,010		41,310		85,200		423,920
Liam Burns	2014	114,582	–	497,347	(4)	74,793	(5)	97,580	(6)	784,302
Vice President, Sales and Marketing(7)

(1)

These amounts are not cash compensation, but represent the aggregate fair value of the stock grants received by our Named Executive Officers. The aggregate fair value is computed in accordance with FASB ASC Topic 718, excluding the effects of forfeiture with respect to awards subject to performance conditions. Assumptions used in the calculation of these amounts are included in Note 1 to our audited financial statements for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K.

(2)	Consists of stock option awards that vest in installments of 1/48th of the total award per month, subject in each case to the holder providing continued service with Cardica on such vesting date.

(3)	Consists of a travel and living allowance of $78,000 and a car allowance of $7,200 relating to commuting to and from California and Arizona on a weekly basis.

(4)

Includes the increase in fair value of a stock option modified in January 2014 as a result of Mr. Burns becoming an employee of Cardica, which option was originally granted to Mr. Burns as a consultant in December 2013.

(5)	Consists of sales commissions.

(6)	Consists of a car allowance of $3,382, and consulting fees of $97,580.

(7)	Mr. Burns was not a “named executive officer” in fiscal 2013.

Non-Equity Incentive Plan Compensation

2014 Bonus Plan

The 2014 Bonus Plan was designed to offer incentive compensation to certain of our employees, including our named executive officers (other than Mr. Burns, who is compensated on a sales commission plan), by rewarding the achievement of specifically measured corporate objectives and, if applicable, individual performance objectives. The 2014 Bonus Plan was administered by the Board with recommendations from the Compensation Committee. The Compensation Committee was responsible for recommending to the Board for approval any incentive awards to the named executive officers of Cardica. The Board and the Compensation Committee also retained the discretion to vary actual payouts from payouts as determined pursuant to achievement of the specifically measured corporate objectives.

The 2014 Bonus Plan provided for the payment of bonuses to participants, either in cash or restricted stock, for the achievement of corporate objectives determined by the Compensation Committee, as follows: sales and marketing goals with respect to the MicroCutter XCHANGE 30 (45%); capital raising goals (20%); regulatory clearances (25%); and MicroCutter XCHANGE 30 performance goals (10%). Other than for the Chief Executive Officer, the Compensation Committee could also consider individual performance. Target bonuses were set as a percentage of base salary, with 50% for Dr. Hausen and 35% for Dr. Knodel. Actual bonuses would be paid by applying the percentage achievement of corporate objectives against target bonuses.

In July 2014, the Compensation Committee determined that Cardica had achieved its fiscal 2014 objectives at the 65% level. Accordingly, the Compensation Committee recommended the payment of bonuses to the named executive officers (other than Mr. Burns, who is compensated on a sales commission plan) in the amount of 65% of the target bonus amount for each named executive officer. The Compensation Committee’s recommendations were approved by the Board in July 2014.

2013 Bonus Plan

The 2013 Bonus Plan was established similar to the 2014 Bonus Plan, and provided for the payment of bonuses to participants for the achievement of corporate objectives determined by the Compensation Committee, as follows: sales goals (25%) and cost goals (5%) with respect to the MicroCutter XCHANGE 30; capital raising goals (25%); completion of the MicroCutter European clinical trial with 180 patients (25%); submission of the US 510(k) for the MicroCutter XCHANGE 30 in the fourth quarter of fiscal 2013; and MicroCutter XCHANGE 45 engineering goals (10%). Other than for the Chief Executive Officer, the Compensation Committee also consider individual performance. In August 2013, the Compensation Committee determined that Cardica had fully achieving its capital raising goals (25%) and completion of the MicroCutter European clinical trial with 180 patients (25%), and determined that none of the other corporate objectives were met. Accordingly, the Compensation Committee recommended the payment of bonuses to the named executive officers in the amount of 50% of the target bonus amount for each named executive officer. The Compensation Committee’s recommendations were approved by the Board in August 2013.

Bernard A. Hausen, M.D., Ph.D. — President and Chief Executive Officer

Fiscal 2014 Compensation. In July 2014, the Compensation Committee recommended, and the Board approved, that Dr. Hausen should be rewarded based on 65% achievement of his 50% target bonus. The Board also approved a special discretionary bonus to Dr. Hausen in the amount of $65,000 for Cardica’s achievements during fiscal 2014. Accordingly, Dr. Hausen was awarded a cash bonus award of $192,023 (65% of 50% of $390,833 base salary for fiscal 2014, rounded, plus $65,000) as compensation for his performance in fiscal 2014.

In August 2013, the Compensation Committee recommended, and the Board approved, Dr. Hausen’s annual salary for fiscal 2014 of $390,833, and the grant of an option to purchase 320,000 shares of common stock vesting at a rate of 1/48th per month following the Vesting Commencement Date, August 8, 2013, provided that Dr. Hausen continues to provide services to Cardica.

Fiscal 2013 Compensation. In August 2013, the Compensation Committee recommended, and the Board approved, that Dr. Hausen should be rewarded based on 50% achievement of his 40% target bonus. Accordingly, Dr. Hausen was awarded a cash bonus award of $76,260 (50% of 40% of $381,300 base salary for fiscal 2013, rounded) as compensation for his performance in fiscal 2013.

In August 2012, the Compensation Committee recommended, and the Board approved, Dr. Hausen’s annual salary for fiscal 2013 of $381,300, and the grant of an option to purchase 80,000 shares of common stock vesting at a rate of 1/48th per month following the Vesting Commencement Date, August 16, 2012, provided that Dr. Hausen continues to provide services to Cardica.

Bryan D. Knodel, Ph.D. — Vice President, Research and Development

Fiscal 2014 Compensation. In July 2014, the Compensation Committee recommended, and the Board approved, that Dr. Knodel should be rewarded based on 65% achievement of his 35% target bonus. Accordingly, Dr. Knodel was awarded a cash bonus award of $64,221 (65% of 35% of $282,285 base salary for fiscal 2014, rounded) as compensation for his performance in fiscal 2014.

In August 2013, the Compensation Committee recommended, and the Board approved, Dr. Knodel’s annual salary for fiscal 2014 of $282,285, and the grant of an option to purchase 160,000 shares of common stock vesting at a rate of 1/48th per month following the Vesting Commencement Date, August 8, 2013, provided that Dr. Knodel continues to provide services to Cardica.

Fiscal 2013 Compensation. In August 2013, the Compensation Committee recommended, and the Board approved, that Dr. Knodel should be rewarded based on 50% achievement of his 30% target bonus. Accordingly, Dr. Knodel was awarded a cash bonus award of $41,310 (50% of 30% of $275,400 base salary for fiscal 2013, rounded) as compensation for his performance in fiscal 2013.

In August 2012, the Compensation Committee recommended, and the Board approved, Dr. Knodel’s annual salary for fiscal 2013 of $275,400, and the grant of an option to purchase 40,000 shares of common stock vesting at a rate of 1/48th per month following the Vesting Commencement Date, August 16, 2012, provided that Dr. Knodel continues to provide services to Cardica.

Dr. Knodel receives a travel, living and car allowance for commuting to and from California and Arizona on a weekly basis.

Liam J. Burns — Vice President, Sales and Marketing

Mr. Burns commenced employment with us in January 2014. Prior to that time Mr. Burns was a consultant to Cardica, and received as a consultant in December 2014 an option to purchase 500,000 shares of our common stock vesting 25% in one year and 1/48 of the shares monthly thereafter until fully vested, provided that Mr. Burns continues to provide services to Cardica.

In January 2014, the Compensation Committee recommended, and the Board approved, Mr. Burns’ annual salary for fiscal 2014 of $250,000, and the amendment to Mr. Burns’ stock option to provide for acceleration of 25% of the shares underlying such stock option vesting upon the one year anniversary of the options vesting commencement date with the remainder of the option vesting in 36 equal monthly installments thereafter until fully vested. Prior to that time Mr. Burns received compensation as a consultant to Cardica at a rate of $15,000 per month and a one-time stock bonus of 50,000 restricted stock units. Mr. Burns does not participate in our bonus plans, but rather participates in a sales commission plan as our Vice President, Sales and Marketing.

Mr. Burns receives a car allowance.

The Compensation Committee has not determined whether it would attempt to recover bonuses from our named executive officers if the performance objectives that led to a bonus determination were to be found not to have been met to the extent originally believed by the Compensation Committee.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END.

The following table shows for the fiscal year ended June 30, 2014, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Bernard A. Hausen, M.D., Ph.D.	40,000	─		$2.85	7/19/2015
	35,000	─		$8.00	3/29/2016
	85,000	─		$9.20	8/13/2015
	155,000	─		$1.55	8/18/2016
	460,000	─		$1.12	11/11/2016
	86,249	3,751	(1)	$2.18	8/18/2017
	60,208	24,792	(1)	$2.28	8/31/2018
	36,666	43,334	(1)	$1.81	8/16/2019
	66,666	253,334	(1)	$1.37	8/8/2020

Bryan D. Knodel	1,660	─		$2.85	7/14/2014
	1,723	─		$2.85	9/21/2014
	2,401	─		$2.85	11/17/2014
	2,195	─		$2.85	2/2/2015
	1,450	─		$2.85	3/24/2015
	70,227	─		$2.85	7/19/2015
	10,000	─		$8.00	3/29/2016
	25,000	─		$9.20	8/13/2015
	103,340	─		$1.55	8/18/2016
	210,000	─		$1.12	11/11/2016
	47,915	2,085	(1)	$2.18	8/18/2017
	28,333	11,667	(1)	$2.28	8/31/2018
	18,333	21,667	(1)	$1.81	8/16/2019
	33,333	126,667	(1)	$1.37	8/8/2020

Liam J. Burns	─	500,000	(2)	$1.00	12/26/2020

(1)	Options vest in installments of 1/48th of the total grant per month, subject in each case to the holder providing continued service with Cardica on such vesting date.

(2)

Twenty-five per cent of the shares shall vest one year from January 13, 2015 and the balance of the shares shall vest monthly thereafter at the rate of 1/36th of the total grant per month, subject in each case to the holder providing continued service with Cardica on such vesting date.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

On February 11, 2009, our Board approved a Change in Control Severance Benefit Plan (the “Severance Plan”) for our employees who are serving at or above the level of director and are designated as a participant by the Board (the “Eligible Employees”). The Severance Plan provides for the payment of certain benefits to Eligible Employees if an Eligible Employee’s employment with us is involuntarily terminated by us or our successor without Cause (as such term is defined in the Severance Plan) immediately prior to, on or within 18 months following the effective date of a Change in Control (as defined in the Severance Plan) or upon the Eligible Employee’s Resignation for Good Reason (as defined in the Severance Plan) on or within 18 months following the effective date of a Change in Control (such termination or resignation referred to in the Severance Plan as a “Qualifying Termination”). The Severance Plan supersedes any previously established or maintained severance benefit agreement, plan, policy or practice applicable to any Eligible Employees in connection with a Qualifying Termination, whether formal or informal, written or unwritten, and also supersedes any employment agreement between us and an Eligible Employee regarding such individual’s rights to severance benefits in connection with a Qualifying Termination.

The Severance Plan provides for the following benefits, in exchange for an effective release of claims and compliance with certain non-solicitation obligations:

Cash Severance Benefit - Eligible Employees shall be entitled to receive a lump sum cash severance benefit (referred to in the Severance Plan as the “Cash Severance”) as set forth below.

Eligible Employee’s Position/Level Immediately Prior to
Qualifying Termination Event	Amount
Chief Executive Officer	1.5 x (Base Salary + Bonus Amount)
Vice President	1.0 x (Base Salary + the greater of (i) Bonus Amount and (ii) Sales Commissions earned in the trailing 12 month period
Director	Four (4) months of Base Salary + the greater of (i) 33% of Base Salary and (ii) 33% Sales Commissions earned in the trailing 12 month period

Continued Group Health Plan Benefits — If an Eligible Employee timely elects to continue coverage of a group health plan sponsored by us under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), we will pay the applicable premiums on behalf of the Eligible Employee for the Eligible Employee’s continued coverage under such plans, including coverage for the Eligible Employee’s eligible dependents, for up to 18 months for the Chief Executive Officer, 12 months for a Vice President and four months for a Director, or such earlier date as the Eligible Employee or his or her dependents cease to be eligible for continued coverage.

Accelerated Vesting — All equity awards held by an Eligible Employee prior to termination will become fully vested and, as applicable, exercisable as of the date of termination.

Modified Tax Gross-Up — If payments and benefits in connection with a Change in Control (including payments under the Severance Plan) constitute “parachute payments” that are subject to excise taxes imposed by Section 4999 (the “Excise Tax”) of the Code, we will determine which of the following two alternative amounts of payment under the Severance Plan shall be paid to the Eligible Employee: (i) payment in full of the entire amount of the payment (a “Full Payment”), or (ii) payment of only a part of the payment so that the Eligible Employee receives the largest payment possible without the imposition of the Excise Tax (a “Reduced Payment”). A Reduced Payment will only be made if (x) payment of the Full Payment would result in the imposition of the Excise Tax, (y) payment of the Reduced Payment would not result in the imposition of the Excise Tax, and (z) in the case of employees who are above the level of director, the Reduced Payment is not less than the Full Payment minus an amount of cash equal to the product of (I) 0.5 multiplied by (II) the Cash Severance.

If the Full Payment is made and is subject to the Excise Tax, we will pay the Eligible Employee an additional payment (a “Gross-Up Payment”) equal to (A) the Excise Tax on the Full Payment, (B) any interest or penalties imposed on the Eligible Employee with respect to the Excise Tax on the Full Payment, and (C) an additional amount sufficient to pay the Excise Tax and the federal and state income and employment taxes arising from the payments made by us to the Eligible Employee pursuant to (A), (B) and (C). We will reduce an Eligible Employee’s severance benefits, in whole or in part, by the amount of any other severance benefits, pay in lieu of notice, or other similar benefits payable to the Eligible Employee by Cardica in connection with the Eligible Employee’s termination or resignation.

The amount of compensation and benefits payable to each named executive officer under the Severance Plan has been estimated in the table below. The table below does not include amounts in which the named executive officer had already vested as of June 30, 2014. Such vested amounts would include vested stock options and accrued wages and vacation. The tables below also do not include the impact of equity awards granted to the named executive officers after June 30, 2014. The actual amount of compensation and benefits payable in any termination event can only be determined at the time of the termination of the named executive officer’s employment with Cardica.

		Continuation	Acceleration
	Cash	of Health	of Stock
	Severance	Care Benefits	Option	Tax Gross-
Name	Benefit (1)	(2)	Vesting	Up	Total
Bernard A. Hausen, M.D., Ph.D.	$874,295	$35,249	$-	$336,830	$1,246,374
Bryan D. Knodel, Ph.D.	$346,509	$18,456	$-	$129,549	$494,514
Liam J. Burns	$324,789	$17,628	$-	$119,835	$462,252

(1)	The amounts listed in this column do not include the payment of accrued salary and vacation that would be due upon termination of employment.
(2)	Represents the present value of the continuation of our current employee benefits, including medical, dental, and vision insurance.

DIRECTOR COMPENSATION

The following table shows for the fiscal year ended June 30, 2014, certain information with respect to the compensation earned by all of our non-employee directors serving as directors during fiscal 2014:

DIRECTOR COMPENSATION FOR FISCAL 2014

Name	Fees Earned or Paid in Cash ($)(1)		Option Awards ($)(2)(3)	Total ($)
Kevin T. Larkin	51,500	(4)	12,116	63,616
Richard P. Powers	44,500	(5)	12,116	56,616
John Simon, Ph.D.	29,000	(6)	12,116	41,116
Jeffrey L. Purvin	38,500	(7)	12,116	50,616
William H. Younger, Jr.	40,250	(8)	12,116	52,366
(1)

Amounts shown in this column represent the annual fees paid to each director in fiscal year 2014 under our non-employee director compensation plan, including an annual retainer in the amounts set forth below:

Annual
Retainer
All non-employee directors	$25,000
Board Chairman*	$15,000
Audit Committee Chairman*	$15,000
Compensation Committee Chairman*	$10,000
Audit Committee Member (other than Chairman)*	$5,000
Compensation Committee Member (other than Chairman)*	$5,000

*Paid to in addition to the annual retainer paid to all board members.

(2)

These amounts are not cash compensation, but represent the aggregate fair value of the stock grants received by our non-employee directors. The aggregate fair value is computed in accordance with FASB ASC Topic 718, excluding the effects of forfeiture with respect to awards subject to performance conditions. Assumptions used in the calculation of these amounts are included in Note 1 to our audited financial statements for the fiscal year ended June 30, 2014, included in our Annual Report on Form 10-K.  The following option awards held by our non-employee directors were outstanding on June 30, 2014: 79,333 for Mr. Larkin; 79,333 for Mr. Powers; 66,000 for Mr. Simon; 79,333 for Mr. Purvin; and 66,000 for Mr. Younger.

(3)

Under the non-employee director compensation plan for fiscal year 2014, each non-employee director is granted an option to purchase 25,000 shares of our common stock immediately following our annual meeting of stockholders for that year, with such options vesting monthly over the ensuing year.

(4)	Amount includes $13,750 earned during fiscal year 2014 and paid during fiscal year 2015.

(5)	Amount includes $12,500 earned during fiscal year 2014 and paid during fiscal year 2015.

(6)	Amount includes $9,000 earned during fiscal year 2014 and paid during fiscal year 2015.

(7)	Amount includes $10,375 earned during fiscal year 2014 and paid during fiscal year 2015.

(8)	Amount includes $10,250 earned during fiscal year 2014 and paid during fiscal year 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of June 30, 2014.

Equity Compensation Plan Information

			Number of securities
			Remaining available for
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights (1)	reflected in column (a)
Plan Category	(a)	(b)($)	(c)
Equity compensation plans approved by security holders:
1997 Equity Incentive Plan	171,828	$3.93	382,776
2005 Equity Incentive Plan	5,429,651	$1.88	334,165

Equity compensation plans not approved by security holders	0	0	0

Total	5,601,479	$1.95	716,941

(1)     The weighted-average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of October 1, 2014, by:

●	each of our directors;

●	each of our executive officers named in the Summary Compensation Table below;

●	all of our executive officers and directors as a group; and

●	all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
5% or Greater Stockholders:
Entities and Persons Affiliated with Sutter Hill Ventures (2) 755 Page Mill Road, Suite A 200 Palo Alto, CA 94304	6,312,234	7.01%
Entities and Persons Affiliated with Camber Capital Management LLC (3) 101 Huntington Avenue Suite 2550 Boston, MA 02199	8,374,846	9.31%
Entities and Persons Affiliated with Broadfin Capital LLC (4) 237 Park Avenue, Suite 900 New York, New York 10017	8,874,992	9.87%
Federated Investors Inc. (5) 1001 Liberty Avenue Pittsburgh, PA 15222	8,194,710	9.11%
PRIMECAP Management Company (6) 225 South Lake Ave., #400 Pasadena, CA 91101	5,842,700	6.50%
Named Executive Officers and Directors:
Bernard A. Hausen, M.D., Ph.D. (7)	1,609,557	1.77%
Bryan D. Knodel (8)	789.420	*
Liam J. Burns	50,000	*
Kevin T. Larkin (9)	110,691	*
William P. Moffitt, III	0	*
Gary S. Petersmeyer	0	*
Richard P. Powers (10)	95,466	*
Jeffrey Purvin (11)	102,133	*
John Simon, Ph.D. (12)	1,162,842	1.29%
William H. Younger, Jr. (13)	4,375,077	4.86%
All executive officers and directors as a group (12 persons) (14)	12,100,526	13.02%

*	Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D, 13G and 13F filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 89,951,216 shares outstanding on October 1, 2014, adjusted as required by rules promulgated by the SEC.

(2)

Based on a Schedule 13G/A filed with the SEC on February 13, 2014, reporting beneficial ownership as of December 31, 2014. Consists of (a) 3,412,793 shares, held by Sutter Hill Ventures, a California Limited Partnership (“SHV”), (b) 9,726 shares held by Sutter Hill Entrepreneurs Fund (AI), L.P. (“SHAI”), (c) 24,628 shares held by Sutter Hill Entrepreneurs Fund (QP), L.P. (“SHQP”), (d) 2,333 shares and 78,800 shares subject to stock options that are exercisable for common stock within 60 days after October 1, 2014, held by William H. Younger, Jr., a member of our Board, (e) 229,771 shares held by William H. Younger, Jr., Trustee, The William H. Younger Revocable Trust U/A/D 8/5/09, (f) 172,869 shares of common stock, held by SHV Profit Sharing Plan, a retirement trust, for the benefit of Mr. Younger, (g) 444,157 shares of common stock that are held by Yovest, L.P. and (h) an aggregate of 1,937,157 shares, that are held by individuals and entities associated with Sutter Hill other than by Mr. Younger and affiliates of Mr. Younger.  SHV disclaims beneficial ownership of the shares described in (b) through (h), SHAI disclaims beneficial ownership of the shares described in (a) and (c) through (h) and SHQP disclaims beneficial ownership of the shares described in (a), (b) and (d) through (h).

(3)

Based on a Schedule 13G filed with the SEC on April 25, 2014, reporting beneficial ownership as of April 16, 2014. Each of Camber Capital Management LLC and Stephen Dubois have shared voting and investment power over these shares. Does not include shares issuable upon conversion of 92,722 shares of Series A preferred stock held by Camber Capital Management LLC due to a limitation on conversion. Each share of Series A preferred stock is convertible into 100 shares of common stock at the option of the holder, provided that the holder will be prohibited from converting if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of common stock then issued and outstanding, unless the holder gives us at least 61 days prior notice of an intent to so convert.

(4)

Based on a Schedule 13D filed with the SEC on July 24, 2014, reporting beneficial ownership as of July 21, 2014. Each of Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd., and Kevin Kotler (the “Reporting Persons”) have sole voting and investment power over these shares. Does not include shares issuable upon conversion of 98,752 shares of Series A preferred stock held by Broadfin Capital, LLC due to a limitation on conversion. Each share of Series A preferred stock is convertible into 100 shares of common stock at the option of the holder, provided that the holder will be prohibited from converting if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of common stock then issued and outstanding, unless the holder gives us at least 61 days prior notice of an intent to so convert. The address of Broadfin Capital, LLC and Kevin Kotler is set forth in the table, and the address of Broadfin Healthcare Master Fund, Ltd. is 20 Genesis Close, Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY1-1108, Cayman Islands.

(5)

Based on a Form 13F filed with the SEC on August 7, 2014, reporting beneficial ownership as of June 30, 2014. Federated Investors Inc. has sole voting power over these shares, and shares investment power over these shares with Federated Global Investment Management Corp.

(6)

Based on a Form 13F filed with the SEC on August 14, 2014, reporting beneficial ownership as of June 30, 2014. PRIMECAP Management Company has sole voting power over 5,153,700 of these shares, and sole investment power over all of these shares.

(7)	Includes 1,079,062 shares subject to stock options that are exercisable for common stock within 60 days from October 1, 2014.

(8)	Includes 577,212 shares subject to stock options that are exercisable for common stock within 60 days from October 1, 2014.

(9)	Includes 92,133 shares subject to stock options that are exercisable for common stock within 60 days after October 1, 2014.

(10)	Includes 92,133 shares subject to stock options that are exercisable for common stock within 60 days after October 1, 2014.

(11)	Includes 92,133 shares subject to stock options that are exercisable for common stock within 60 days after October 1, 2014.

(12)	Includes 78,800 shares subject to stock options that are exercisable for common stock within 60 days from October 1, 2014.

(13)

Includes (a) 3,412,793 shares held by SHV, (b) 9,726 shares held by SHAI, (c) 24,628 shares held by SHQP, (d) 229,771 shares held by William H. Younger, Jr., Trustee, The William H. Younger Revocable Trust U/A/D 8/5/09, (e) 172,869 shares held by SHV Profit Sharing Plan, (f) 444,157 shares that are held by Yovest, L.P. and (g) 78,800 shares subject to stock options that are exercisable for common stock within 60 days after October 1, 2014.   Mr. Younger disclaims beneficial ownership of the shares described in (a) through (d) and (f) through (g) except to the extent of his pecuniary interest in such shares.

(14)

Includes shares described in footnotes 7 through 14 above and includes 891,094 shares issuable upon the exercise of stock options that are exercisable within 60 days of October 1, 2014, held by two additional executive officers.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions With Related Persons

Related-Person Transactions Policy and Procedures

Our Code of Business Conduct and Ethics provides that any transaction that may involve a conflict of interest and involves any executive officer or director of ours, including any of their immediate family members, and any entity owned or controlled by such persons must be authorized by our Audit Committee or other independent committee of the Board.

Certain Related-Person Transactions

 Limitations on Liability and Indemnification

Our amended and restated certificate of incorporation provides that the liability of our directors for monetary damages shall be eliminated to the fullest extent permissible under the General Corporation Law of the State of Delaware. This provision does not eliminate a director’s duty of care and, in appropriate circumstances; equitable remedies such as an injunction or other forms of non-monetary relief would remain available. Each director will continue to be subject to liability for any breach of the director’s duty of loyalty to us or our stockholders and for acts or omissions not in good faith or involving intentional misconduct or knowing violations of law, for unlawful payment of dividends or stock repurchases or for any transaction in which the director derived an improper personal benefit. This provision also does not affect a director’s responsibilities under any other laws, such as the federal securities laws or other state or federal laws.

Our amended and restated bylaws provide that we will indemnify our directors and executive officers, and may indemnify our other officers, employees and agents, to the fullest extent permitted by the General Corporation Law of the State of Delaware. Under our amended and restated bylaws, we are also empowered to enter into indemnification agreements with our directors, officers and other agents and to purchase insurance on behalf of any person whom we are required or permitted to indemnify. We have procured and intend to maintain a directors’ and officers’ liability insurance policy that insures such persons against the costs of defense, settlement or payment of a judgment under certain circumstances.

There is no pending litigation or proceeding naming any of our directors or officers as to which indemnification is being sought, nor are we aware of any pending or threatened litigation that may result in claims for indemnification by any director or officer.

Severance Obligations and Change-in-Control Vesting Provisions

Our named executive officers are entitled to severance pay and certain stock options held by our named executive officers are subject to accelerated vesting upon a change-in-control, each as described under “Potential Payments Upon Termination or Change-in-Control.”

Other Transactions

In March 2013, we engaged in an underwritten public offering of 14,251,368 shares of our common stock at $1.05 per share, for aggregate gross proceeds of $14.96 million. Participating in this offering were the following related parties purchasing in excess of $120,000 of common stock:

1.

Sutter Hill Ventures, a venture capital firm and principal stockholder of Cardica affiliated with William H. Younger, Jr., who serves as a director of Cardica, together with certain of its affiliated entities and individuals, who collectively purchased 1,842,891 shares of common stock in this offering for an aggregate purchase price of approximately $1.94 million; and

2.

John Simon, who serves as a director of Cardica and is an investment banker with Allen & Company LLC, a principal stockholder of Cardica, purchased 283,000 shares of common stock in this offering for an aggregate purchase price of approximately $297,000.

In April 2014, we engaged in an underwritten public offering of 37,375,000 shares of our common stock at $0.85 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share, for aggregate gross proceeds of approximately $48.0 million. The Series A convertible preferred stock is non-voting and is convertible into shares of our common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the our common stock then outstanding unless the holder gives us at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Broadfin Healthcare Master Fund, Ltd., of which Broadfin Capital, LLC is investment manager, a beneficial owner of in excess of 5% of our common stock during fiscal 2013 and 2014, participated in the offering, purchasing 7,771,846 shares of our common stock and 98,752 shares of our preferred stock for an aggregate purchase price of $15.0 million. Kevin Kotler is the managing director of Broadfin Capital, LLC.

Independence of The Board of Directors

As required under The NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with Cardica’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Cardica, its senior management and its independent auditors, the Board has affirmatively determined that the following seven [fix in proxy statement too] directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Larkin, Mr. Moffitt, Mr. Petersmeyer, Mr. Powers, Mr. Purvin, Dr. Simon and Mr. Younger. In making this determination, the Board found that none of these directors or nominees for director had a material or other disqualifying relationship with Cardica. Dr. Hausen does not qualify as an independent director because he is one of our executive officers.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to Cardica for fiscal years ended June 30, 2014, and June 30, 2013, by our independent registered public accounting firm for professional services rendered. On October 4, 2012, Cardica dismissed Ernst & Young LLP as its independent registered public accounting firm and engaged BDO USA, LLP to be Cardica’s independent registered public accounting firm. Ernst & Young LLP had audited Cardica’s financial statements since April 1998. Consequently, BDO USA, LLP was our independent registered public accounting firm starting on October 4, 2012, and Ernst & Young LLP was our independent registered public accounting firm prior to October 4, 2012.

	Fiscal Year Ended
	2014		2013
	(in thousands)
Audit Fees[1]	$227,000		$216,000
Audit-related Fees (specifically describe audit-related fees incurred) [2]	121,000	[3]	60,000	[4]
Tax Fees (specifically describe tax fees incurred)	–		–
All Other Fees (specifically describe all other fees incurred)	–		–
Total Fees	$348,000		$276,000

1 “Audit fees” are fees for professional services for the audit of our financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, assistance with registration statements filed with the SEC and for services that are normally provided in connection with statutory and regulatory filings or engagements.

2 “Audit related fees” are fees we paid related to a comfort letter.

3 Includes $3,000 in audit-related fees paid to Ernst & Young LLP in fiscal year 2014.

4 Includes $25,000 in audit-related fees paid to Ernst & Young LLP in fiscal year 2013.

Our Audit Committee pre-approved all services provided by our independent registered public accounting firm for the fiscal years ended June 30, 2014 and 2013. The Audit Committee has determined that the rendering of the services other than audit services by BDO USA, LLP is compatible with maintaining the principal accountant’s independence.

In connection with the audit of the fiscal 2014 financial statements, Cardica entered into an engagement agreement with BDO USA, LLP which sets forth the terms by which BDO USA, LLP will perform audit services for Cardica.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services rendered by our independent registered public accounting firm. Pre-approval also may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The Audit Committee Charter permits the Audit Committee to delegate pre-approval authority to one or more individuals, such authority having been duly delegated to Mr. Powers, provided that Mr. Powers report any such pre-approvals to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Registrant

Date: October 28, 2014	/s/ ROBERT Y. NEWELL
Robert Y. Newell Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.3	Certification of chief executive officer.
31.4	Certification of chief financial officer.