Form 10-Q
period 2014-09-30
CARDICA INC
filed 2014-11-12
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

On November 6, 2014, there were 88,955,216 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at September 30, 2014, and June 30, 2014	3

b. Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013	4

c. Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2014 and 2013	5

d. Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A. Risk Factors	22

Item 6. Exhibits	41

SIGNATURES	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$1,122	$5,395
Short-term investments	33,292	35,086
Accounts receivable	781	706
Inventories	1,225	1,086
Prepaid expenses and other current assets	351	349
Total current assets	36,771	42,622

Property and equipment, net	2,362	2,536
Long-term investments	3,552	2,315
Restricted cash	104	104
Total assets	$42,789	$47,577

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,112	$847
Accrued compensation	608	899
Other accrued liabilities	472	508
Current portion of deferred revenue	403	403
Total current liabilities	2,595	2,657

Deferred revenue, net of current portion	2,125	1,610
Note payable	2,637	3,092
Other non-current liabilities	27	33
Total liabilities	7,384	7,392

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: 191,474 shares issued and outstanding at September 30, 2014, and June 30, 2014	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized: 89,017,443 and 89,005,443 shares issued and 88,951,216 and 88,939,216 shares outstanding at September 30, 2014, and June 30, 2014, respectively	89	89
Additional paid-in capital	194,308	194,015
Treasury stock at cost (66,227 shares at September 30, 2014, and June 30, 2014)	(596)	(596)
Accumulated comprehensive loss	(18)	(10)
Accumulated deficit	(175,592)	(170,527)
Total stockholders' equity	35,405	40,185
Total liabilities and stockholders' equity	$42,789	$47,577

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	September 30,
	2014	2013
Net revenue:
Product sales, net	$1,051	$746
License and development revenue	—	41
Royalty revenue	17	18
Total net revenue	1,068	805

Operating costs and expenses:
Cost of product sales	1,633	1,001
Research and development	1,736	1,657
Selling, general and administrative	2,658	1,768
Total operating costs and expenses	6,027	4,426

Loss from operations	(4,959)	(3,621)

Interest income	13	4
Interest expense	(110)	(122)
Other income (expense),net	(9)	—
Net loss	$(5,065)	$(3,739)
Basic and diluted net loss per share	$(0.06)	$(0.07)

Shares used in computing basic and diluted net loss per share	89,012	51,089

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended
	September 30,
	2014	2013
Net loss	$(5,065)	$(3,739)
Changes in market value of investments:
Change in unrealized gain (loss) on investments, net	(8)	3
Comprehensive loss	$(5,073)	$(3,736)

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	September 30,
	2014	2013
Operating activities:
Net loss	$(5,065)	$(3,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	356	356
Amortization of premiums on marketable securities	138	43
Loss on disposal or retirement of property and equipment	66	—
Stock-based compensation expense	313	89
Non cash interest expense	60	72
Changes in operating assets and liabilities:
Accounts receivable	(75)	111
Prepaid expenses and other current assets	(2)	52
Inventories	(139)	(88)
Accounts payable and other accrued liabilities	223	230
Accrued compensation	(291)	(125)
Deferred revenue	—	(41)
Net cash used in operating activities	(4,416)	(3,040)

Investing activities:
Purchases of property and equipment	(248)	(12)
Proceeds from maturities of short-term investments	2,500	2,200
Purchases of short-term investments	(2,089)	(2,696)
Net cash used in investing activities	163	(508)

Financing activities:
Net proceeds from issuances of common stock	(20)	111

Net decrease in cash and cash equivalents	(4,273)	(3,437)
Cash and cash equivalents at beginning of period	5,395	6,373
Cash and cash equivalents at end of period	$1,122	$2,936

Supplemental disclosure of cash flow information:
Interest paid	$50	$50

Supplemental disclosure of non-cash information:
Incremental debt discount relating to note extension	$515	$—

See accompanying notes to the condensed consolidated financial statements.

 CARDICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cardica, Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc.  The Company is commercializing and developing a microcutter product line based on its proprietary “staple-on-a-strip” technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The microcutter product line consists of the currently commercially-available MicroCutter XCHANGE® 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS® 45, a multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets.

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States. The Company also recently submitted the MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and, if the Company receives approval, anticipates launching it in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency in Japan and, upon approval, anticipates launching the MicroCutter XCHANGE 30 in Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company generated revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and for the first quarter of fiscal 2015, approximately 40% of its product revenues were from sales of the MicroCutter XCHANGE 30. Through September 30, 2014, the Company generated $1.1 million of product revenues from the commercial sales of the MicroCutter XCHANGE 30.

For the three months ended September 30, 2014, the Company generated net revenue of $1.1 million, including, $0.7 million from automated anastomotic systems and $0.4 million from commercial sales of the MicroCutter XCHANGE 30.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of balances and results have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2014, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 25, 2014.

Recently Issued Accounting Standards

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

Use of Estimates

The preparation of financial statements in conformity with GAAP generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Significant estimates include the valuation of inventory, measurement of stock based compensation, valuation of financial instruments and revenue recognition. Actual results could materially differ from these estimates.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

In April 2014, the Company sold 37,375,000 shares of its common stock at $0.85 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of its common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and their affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding unless the holder gives the Company at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to the Company were approximately $44.7 million. For fiscal year ended June 30, 2014, the Company recorded a deemed dividend of $1.9 million related to beneficial conversion feature of series A convertible preferred stock. A one-time beneficial conversion charge was due to the difference between the common stock price and conversion price on the closing date of the Company’s public offering in April 2014.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. As of September 30, 2014, the Company had received net proceeds of $1.2 million, from the sale of an aggregate of 884,756 shares of common stock through MLV. During the three months ended September 30, 2014, the Company did not sell any shares of common stock through MLV. During the three months ended September 30, 2013, the Company received net proceeds of $0.1 million from the sale of an aggregate of 97,405 shares of common stock through MLV. The ATM Agreement expired on August 2, 2014.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended September 30,
	2014			2013
Risk-free interest rate	1.59%	-	1.65%	1.18%	-	1.20%
Weighted-average expected term (years)	4.83	-	4.86	4.52	-	4.58
Expected volatility	71.0%	-	72.1%	79.4%	-	79.7%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.2 million, or $0.00 per share, and $0.1 million, or $0.00 per share for the three months ended September 30, 2014 and 2013, respectively. The Company recorded stock-based compensation expenses under ASC 505-50 of $0.1 million, or $0.00 per share and $4,000 or $0.00 per share for the three months ended September 30, 2014 and 2013, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.8 million at September 30, 2014, and is expected to be recognized over a weighted average period of 3.2 years.

Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended
	September 30,
	2014	2013
Cost of product sales	$30	$16
Research and development	63	(28)
Selling, general and administrative	220	101
Total	$313	$89

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

In the years the Preferred Stock is outstanding, the two-class method is used to calculate basic and diluted earnings (loss) per common share since it is a participating security under ASC 260 Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic earnings (loss) per common share is computed by dividing net earnings (loss) attributable to common share after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended
	September 30,
	2014	2013
Numerator:
Net loss	$(5,065)	$(3,739)
Denominator:
Weighted-average common shares outstanding	89,012	51,089
Denominator for basic and diluted net loss per share	89,012	51,089
	$(0.06)	$(0.07)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of September 30, 2014 and 2013, because their effect would be antidilutive (in thousands):

	As of September 30,
	2014	2013
Options to purchase common stock	5,956	5,101
Unvested restricted stock awards	306	100
Shares reserved for issuance upon conversion of Series A Preferred	19,147	—
Warrants	—	3,991
Total	25,409	9,192

NOTE 4 - FAIR VALUE MEASUREMENTS

ASC 820, “Fair Value Measurements,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

Level 1 -	Quoted prices in active markets for identical assets or liabilities.

Level 2 -

Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
Short-term investments:
Money market funds	$12,041	$—	$—	$12,041
Short-term investments:
Corporate debt securities	—	19,252	—	19,252
Commercial paper	—	1,999	—	1,999
Long-term investments:
Corporate debt securities	—	3,552	—	3,552

Total assets at fair value	$12,041	$24,803	$—	$36,844

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,500	$—	$—	$2,500
Short-term investments:
Money market funds	17,658	—	—	17,658
Corporate debt securities	—	14,428	—	14,428
Commercial paper	—	3,000	—	3,000
Long-term investments:
Corporate debt securities	—	2,315	—	2,315

Total assets at fair value	$20,158	$19,743	$—	$39,901

Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balance of $2.9 million at June 30, 2014, was not included in the fair value hierarchy disclosure. As of September 30, 2014, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable. As of September 30, 2014, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. See “Note 8 - Note Payable”.

 NOTE 5 – SHORT-TERM INVESTMENTS

The Company held investments in marketable securities as of September 30, 2014, and June 30, 2014, with maturity dates of less than one year.

The Company’s short-term investments consisted of the following (in thousands):

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Money market funds – Short-term	$12,041	$—	$—	$12,041
Corporate debt securities – Short-term	19,265	—	(13)	19,252
Commercial paper – Short-term	1,999	—	—	1,999
Corporate debt securities – Long-term	3,557	—	(5)	3,552

Total	$36,862	$—	$(18)	$36,844

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Money market funds – Short-term	$17,658	$—	$—	$17,658
Corporate debt securities – Short-term	14,434	—	(6)	14,428
Commercial paper – Short-term	3,000	—	—	3,000
Corporate debt securities – Long-term	2,319	—	(4)	2,315

Total	$37,411	$—	$(10)	$37,401

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	September 30, 2014	June 30, 2014
Raw materials	$747	$669
Work in progress	316	207
Finished goods	162	210
Total	$1,225	$1,086

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “2011 Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement (“the 2011 note agreement”), Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, the Company would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recorded as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the 2011 Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the 2011 Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan.

The Company’s distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, was due to expire on July 31, 2014. Concurrently and in return for the amendment of the note, as discussed above, to extend the maturity date to September 30, 2018, the Company amended its distribution agreement with Century for the PAS-Port system, effective July 1, 2014, to, among other things, renew the contract for another five years, extending the expiration date to July 31, 2019. The note amendment was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by the Company in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, the Company reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting offset to incremental discount of $0.5 million as deferred revenue. The Company determined the fair value of the amended note using the discount rate of 18%, which the Company estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to the Company’s. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan.

As of September 30, 2014, and June 30, 2014, the balance of the loan was $2.6 million and $3.1 million net of debt issuance costs of $1.4 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

For the three months ended September 30, 2014 and 2013, sales of automated anastomosis system to Century accounted for approximately 23% and 37%, of the Company’s total product sales. As of September 30, 2014, and June 30, 2014, Century accounted for approximately 31% and 30%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that was being recognized as revenue ratably over that three year period. In total, the revenue recognized for each of the three months ended September 30, 2014 and 2013, related to this arrangement was $0 and $41,000, respectively. The Company has fully recognized such revenue, and as of September 30, 2014, no deferred revenue related to this arrangement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the three months ended September 30, 2014 or 2013.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of September 30, 2014, and June 30, 2014.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the 2011 Distribution Agreement with Century (see Note 7, Distribution, License, Development and Commercialization Agreements), the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million and the secured note purchase agreement was amended effective July 1, 2014, to extend the principal due date by two years. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due, and can be prepaid by the Company at any time without penalty. The original debt issuance discount of approximately $1.6 million, determined by discounting cash flows using a discount rate of 18%, which the Company estimated a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s, was reflected as a reduction in long-term debt and was being amortized as interest expense over the term of the note using the effective interest method.

The amendment effective July 1, 2014, was in connection with the extension of Century’s distribution rights for the PAS-Port system, and was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by the Company in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, the Company reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting offset to incremental discount of $0.5 million as deferred revenue. The Company determined the fair value of the amended note using the discount rate of 18%, which the Company estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to the Company’s. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan. The note is secured by a substantial portion of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property. As of September 30, 2014, and June 30, 2014, the balance of the loan was $2.6 million and $3.1 million net of debt issuance costs of $1.4 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

 NOTE 9 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. In addition, under the Lease Amendment, the Company was granted an option to further extend the lease for a period of two years beyond August 31, 2015 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed consolidated balance sheet as of September 30, 2014, and June 30, 2014, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  September 30, 2014, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2015 (remaining nine months)	$522
2016	118
Total minimum lease payments	$640

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

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this report, and with our financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2014, which was filed with the Securities and Exchange Commission on September 25, 2014.

Overview

We are commercializing and developing a microcutter product line based on our proprietary “staple-on-a-strip” technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. Our microcutter product line consists of the currently commercially-available MicroCutter XCHANGE® 30, a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line, and products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling, and the MicroCutter XPRESS® 45, a multi-fire endolinear microcutter device with a 45 millimeter staple line specifically designed for the bariatric and thoracic surgery markets. We estimate that the commercially-available MicroCutter XCHANGE 30, along with these planned additional products, would provide us with a commercial opportunity of approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe are deployed in laparoscopic procedures.

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

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of September 30, 2014, more than 14,400 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of September 30, 2014, more than 38,000 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we have generated revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and for the first quarter of fiscal 2015, approximately 40% of our product revenues were from sales of the MicroCutter XCHANGE 30. Through September 30, 2014, we have generated $1.1 million of product revenues from the commercial sales of the MicroCutter XCHANGE 30.

For the three months ended September 30, 2014, we generated net revenue of $1.1 million, including $0.7 million from the sale of automated anastomotic systems, $0.4 million from commercial sales of the MicroCutter XCHANGE 30 and $17,000 of royalty revenue, and incurred a net loss of $5.1 million.

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

As of September 30, 2014, we had approximately $34.4 million of cash, cash equivalents and short-term investments, $3.6 million in long-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the development of the MicroCutter XCHANGE 45, and additional products in our planned microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the 2011 Distribution Agreement, with Century Medical, Inc., or Century with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement (“the 2011 note agreement”), Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, under the agreement, subject to certain conditions, which principal due date was extended to September 30, 2018, effective July 1, 2014.  Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million was recorded as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the 2011 Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the 2011 Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan.

Our distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, was due to expire on July 31, 2014. Concurrently and in return for the amendment of the note, as discussed above, to extend the maturity date to September 30, 2018, we amended our distribution agreement with Century for the PAS-Port system, effective July 1, 2014, to, among other things, renew the contract for another five years, extending the expiration date to July 31, 2019. The note amendment was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by us in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, we reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting offset to incremental discount of $0.5 million as deferred revenue. We determined the fair value of the amended note using the discount rate of 18%, which we estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to us. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $0 and $41,000 had been recorded as license and development revenue for the three months ended September 30, 2014 and 2013, respectively, and there was no deferred revenue as of September 30, 2014.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

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

There were no significant changes to our critical accounting policies and significant judgments and estimates as set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 25, 2014.

 Results of Operations

Comparison of the three month periods ended September 30, 2014 and 2013

Net Revenue. Total net revenue was $1.1 million for the three months ended September 30, 2014, compared to $0.8 million for the same period in 2013. Product sales increased by $0.3 million, or 41%, to $1.1 million for the three months ended September 30, 2014, compared to $0.7 million for the same period in 2013. The increase in product sales for the three months ended September 30, 2014, was primarily attributable to higher MicroCutter XCHANGE 30 sales, offset in part by lower PAS-Port systems sales.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were $17,000 and $59,000 for the three months ended September 30, 2014 and 2013, respectively. The decrease was primarily attributable to the end of the three years amortization of the license and development agreement with Intuitive Surgical, which ended in August 2014.

For the three months ended September 30, 2014 and 2013, sales of automated anastomosis systems to Century accounted for approximately 23% and 37%, respectively, of our total product sales.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $0.6 million, or 63%, to $1.6 million for the three months ended September 30, 2014, compared to $1.0 million for the same period in 2013. The increase in cost of product sales for the three months ended September 30, 2014, was primarily driven by the lower cost of market reserve due to the higher product cost, with negative margin for the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 30 design changes and the MicroCutter XCHANGE 30 sales in the United States and Europe.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense for the three months ended September 30, 2014, increased slightly compared to the same period in 2013. The slight increase was primarily attributable to an increase in salaries and benefits and noncash stock compensation expenses due primarily to higher numbers of personnel, partially offset by a decrease in consulting services related to the completion of the microcutter clinical trial and FDA submission effort.

We anticipate that research and development expenses will decrease modestly in absolute terms in fiscal year 2015 as we have completed our clinical trial, product testing and tooling expenses related to the enhancements of the MicroCutter XCHANGE 30.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $0.9 million, or 50%, to $2.7 million for the three months ended September 30, 2014, compared to $1.8 million for the same period in 2013. The increase in selling, general and administrative expense was primarily attributable to an increase in microcutter demo and sample expenses of $0.1 million related to sales training, an increase in professional outside service expenses of $0.1 million mainly related to expenses dealing with a shareholder activist, an increase in noncash stock compensations expenses of $0.1 million and an increase in salaries and benefits expenses of $0.4 million, all primarily due to the five additions in our sales force related to the MicroCutter XCHANGE 30 introduction in the United States and one addition in Europe, as well as due to the expanded, higher bonus percentage plan to include manager level employees.

 We expect selling, general and administrative expense to increase slightly in absolute terms in fiscal year 2015 as we continue to increase the number of individuals in sales and marketing.

Interest Expense. Interest expense for the three months ended September 30, 2014, did not change substantively compared to the same period in 2013. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of September 30, 2014, our accumulated deficit was $175.6 million and we had cash, cash equivalents and short-term investments of $34.4 million, and $3.6 million in long-term investments, compared to cash, cash equivalents, and short-term investments of $40.5 million and $2.3 million in long-term investments at June 30, 2014. We currently invest some of our cash, cash equivalents, short-term and long-term investments in money market funds, corporate debt and commercial paper securities. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

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

We have drawn the full $4.0 million available to us under the secured note purchase agreement. The amended note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million, and the additional $0.5 million due to the two years extension, were allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan.

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent over the term of the ATM Agreement. As of September 30, 2014, we received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV. During the three months ended September 30, 2014, we did not sell any shares of common stock through MLV. During the three months ended September 30, 2013, we received net proceeds of $0.1 million from the sale of an aggregate of 97,405 shares of common stock through MLV. The ATM agreement expired on August 2, 2014.

Summary cash flow data is as follows (in thousands):

	Three months ended
	September 30,
	2014	2013
Net cash used in operating activities	$(4,416)	$(3,040)
Net cash provided by (used in) investing activities	163	(508)
Net cash provided by (used in) financing activities	(20)	111

Our net use of cash in operating activities for the three months ended September 30, 2014, was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development of the microcutter product line and commercialization efforts related to our MicroCutter XCHANGE 30, an increase in inventories of $0.1 million due to inventory management related to products shortage for MicroCutter XCHANGE 30, partially offset by the lower cost of market reserve due to the higher product cost, and an increase in accounts receivable of $0.1 million. Our net use of cash for the three months ended September 30, 2013, was primarily attributable to our investments in bringing our microcutter products to market, including clinical trials and research and development activities, which were significantly more than the sales of our automated anastomotic systems used by cardiac surgeons to perform coronary bypass.

Net cash provided by investing activities for the three months ended September 30, 2014, was mainly due to the net proceeds from the short-term investments offset by capital equipment purchases of $0.2 million mainly related to our microcutter design changes. Net cash used in investing activities in the three months ended September 30, 2013, was mainly due to the net purchases of short-term investments.

Net cash used by financing activities for the three months ended September 30, 2014, was related to April 2014 offering issuance costs of $20,000. Net cash provided by financing activities for the three months ended September 30, 2013, consisted of the net proceeds of $0.1 million received from the sale of shares of common stock to MLV.

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

●	the extent of our ongoing development of the MicroCutter XCHANGE 30, including alterations and post-commercialization improvements based on early adopter experience with this commercial product;

●

the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 45 and additional products in our anticipated microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our current products or future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs associated with our potential proxy contest with Broadfin Capital, including costs associated with any potential litigation arising or resulting from the potential proxy contest;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof; and

●	the effects of competing technological and market developments.

As part of our controlled commercial launch of the MicroCutter XCHANGE 30 in Europe and in the United States, we made our first sales in December 2012 and March 2014, respectively. We have agreements for the microcutter product line with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, to facilitate direct sale of the microcutter product. In the United States, we have secured approval from 58 hospital Value Analysis Committees (VACs) who have approved the MicroCutter XCHANGE 30 either for purchase or for an evaluation and potential subsequent purchase. We intend to continue to make enhancements to the MicroCutter XCHANGE 30 and develop the MicroCutter XCHANGE 45 before continuing our efforts to develop other products in our planned microcutter product line. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of either of these products or any other products in our planned microcutter product line. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for at least the next few years, if at all, we may need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the 12 months, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Broadfin Healthcare Master Fund, LTD, or Broadfin, has initiated a proxy contest with respect to the election of directors at our 2014 annual meeting of stockholders, or the Annual Meeting. Broadfin is proposing to solicit proxies in opposition to us for the purpose of voting in favor of its three nominees for election to our board of directors. Further, in discussions with Kevin Kotler of Broadfin, Mr. Kotler has expressed a desire to replace our chief executive officer, Dr. Hausen. Responding to the potential proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition. Further, we have incurred, and will continue to incur, expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to the potential proxy contest, which may include related litigation, which costs may be substantial.

Contractual Obligations

Our future contractual obligations at September 30, 2014, were as follows (in thousands):

Fiscal Year Ending June 30,	Operating lease obligations	Purchase commitments	Note payable, including interest	Total
2015 (Remaining nine months)	$522	$241	$150	$913
2016 (7/1/2015 – 6/30/2016)	118	—	200	318
2017 – 2018 (7/1/2016 – 6/30/2018)	—	—	400	400
2019 – 2020 (7/1/2018 – 6/30/2020)	—	—	4,050	4,050
Total	$640	$241	$4,800	$5,681

This compares to our future contractual obligations as of June 30, 2014, of $5.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2014, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 25, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Although we have revised the text of some of the risk factors set forth below, the underlying risks have not changes materially from the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, other than the ones that we have marked with an asterisk (*).

Risks Related to Our Finances and Capital Requirements

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred annual net losses since our inception in October 1997.  As of September 30, 2014, our accumulated deficit was approximately $175.6 million.  We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as our commercially launched MicroCutter XCHANGE 30 in Europe and in the United States, market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our planned microcutter products in the United States.

Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

●	achievement of broad acceptance for our current products or future products that we may commercialize including the MicroCutter XCHANGE 30 in the United States;

●	achievement of international and U.S. regulatory clearance or approval for additional products; and

●	successful sales, manufacturing, marketing and distribution of our products.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we have generated revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and for the first quarter of fiscal 2015, approximately 40% of our product revenues were from sales of the MicroCutter XCHANGE 30. Through September 30, 2014, we have generated $1.1 million of product revenues from the commercial sales of the MicroCutter XCHANGE 30.  Sales of our products, license and development and royalty activities generated revenues of only $1.1 million and $0.8 million for the three month periods ended September 30, 2014 and 2013, respectively, and $3.6 million, $3.5 million and $3.7 million for fiscal years 2014, 2013 and 2012, respectively. We do not anticipate that we will generate significantly higher product sales in the next few quarters.

Our cost of product sales were 155% and 134% of our net product sales for the three month periods ended September 30, 2014 and 2013, respectively, and 136%, 117% and 111% of our net product sales for fiscal years 2014, 2013 and 2012, respectively. We expect higher cost relative to product sales for the foreseeable future due to costs associated with commercializing our microcutter product line. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

An existing debt arrangement with our current distributor and lender Century under which, as of September 30, 2014, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

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

The success of our microcutter products depends on their acceptance by the surgical community as safe and effective.  Even if the data collected from future clinical studies or clinical experience indicates positive results, each surgeon’s actual experience with our devices outside the clinical study setting may vary. Clinical studies conducted with our initial microcutter products may involve procedures performed by thoracic, pediatric, bariatric, colorectal and general surgeons who are technically proficient, high-volume surgeons. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing surgeons, which could negatively impact rates of adoption of the microcutter if launched.  In addition, any adverse experiences of surgeons using the microcutter products, or adverse outcomes to patients, may deter surgeons from using our products and negatively impact product adoption.

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

We derive a substantial portion of our revenue from sales of automated anastomosis system to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the three month periods ended September 30, 2014 and 2013, sales of automated anastomosis system to Century accounted for approximately 23% and 37%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

We may require substantial additional capital to continue operations as currently conducted and as proposed to be conducted.

As of September 30, 2014, we had approximately $34.4 million of cash, cash equivalents and short-term investments, $3.6 million in long-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

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

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe and recently in the United States, we have generated minimal revenues from this launch through September 30, 2014. We only received the FDA 510(k) clearance for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned improvements, features and products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

●	reduced product size;

●	ease of use;

●	product quality and reliability;

●	device cost-effectiveness;

●	degree of articulation;

●	surgeon relationships;

●	sales and marketing capabilities; and

●	multi-fire capability.

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

As of September 30, 2014, we had 75 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

*Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. If we undergo such an ownership change, the limitation may result in the expiration of our net operating losses and credits before we can use them, which could potentially result in increased future tax liability to us.  We may experience ownership changes in the future as a result of future offerings of our stock and other subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	completion of development and commercial launch of our microcutter products, and the timing thereof;

●	perceptions that we may not be able to raise capital as needed, or that investors will be substantially diluted if we do raise capital;

●	market acceptance and adoption of our products;

●	regulatory clearance or approvals of or other regulatory developments with respect to our products;

●	volume and timing of orders for our products;

●	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

●	quarterly variations in our or our competitors’ results of operations;

●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

●	the announcement of new products or product enhancements by us or our competitors;

●	announcements related to patents issued to us or our competitors and to litigation;

●	developments in our industry; and

●	announcements regarding the proxy contest for our 2014 annual meeting of stockholders or the outcome thereof, as well as other actions by stockholder activists.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 11% of our outstanding common stock as of September 30, 2014. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 19,147,400 shares of our common stock, or another 22% of our outstanding common stock, subject to certain conditions. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

In November 2012, we received notice from the NASDAQ Global Market that we did not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market because for 30 consecutive business days the market value of our common stock had been below $50.0 million.  Although in January 2013, our stock price increased and we received a letter from Nasdaq stating that we had regained compliance with the listing rule and that matter was closed, we cannot guarantee that our stock price will remain sufficiently high to continue to meet the listing requirements.  Our stock price closed below $1.00 on seven consecutive trading days in October 2014. If our stock price were trade below $1.00 for a period of 30 consecutive trading days, our common stock could be subject to delisting unless we were to regain compliance within the grace periods allowed by the NASDAQ Global Market. If our stock price drops again our common stock may once again not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market, and our common stock could be delisted from that market if we do not regain compliance within 180 days of any new notice received from Nasdaq.

*The current proxy contest by a dissident stockholder has the potential to adversely affect our business and the market price of our common stock.

Broadfin Healthcare Master Fund, LTD, or Broadfin, has initiated a proxy contest with respect to the election of directors at our 2014 annual meeting of stockholders, or the Annual Meeting. Broadfin is proposing to solicit proxies in opposition to us for the purpose of voting in favor of its three nominees for election to our board of directors. Further, in discussions with Kevin Kotler of Broadfin, Mr. Kotler had expressed a desire to replace our chief executive officer, Dr. Hausen. Our business, operating results or financial condition could be harmed by the proxy contest because, among other things:

●

responding to the proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition;

●

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

●	the expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to the proxy contest and any related litigation may be substantial; and

●

we may choose to initiate, or may become subject to, litigation as a result of the proxy contest or matters arising from the proxy contest, which would serve as a further distraction to our board of directors, management and employees and would require us to incur significant additional costs.

In addition, the market price of our common stock could be subject to significant fluctuation or otherwise be adversely affected by the uncertainties described above, the outcome of the proxy contest, or a threat of future stockholder activism.

*We may become subject to increased stockholder activism efforts that each could cause a material disruption to our business.

Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic-related disagreements between such companies and such stockholders, such as the proxy contest in which we are engaged with Broadfin. Increased stockholder activism efforts could result in substantial costs and a further diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.

Date: November 12, 2014	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: November 12, 2014	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.7	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	Compensation Information for named executive officers	8-K	000-51772	Item 5.01	07/18/2014
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X