Form 10-K/A
period 2014-06-30
CARDICA INC
filed 2014-11-14
CIK 1178104

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CARDICA, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2014

Amendment No. 2

TABLE OF CONTENTS

Page

PART III
Item 14. Principal Accountant Fees and Services	3

Signatures	4

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment No. 2”), to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on September 25, 2014 (the “Form 10-K”), as amended by Amendment No. 1 to Annual Report on Form 10-K/A as filed with the SEC on October 28, 2014 (“Amendment No. 1”). This Amendment No. 2 revises Item 14 of Part III, as included in Amendment No. 1, to conform to information to be provided in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders. This Amendment No. 2 hereby amends the Exhibit Index to the Form 10-K to include the reference to our Certificate of Designations, included as Exhibit 10.6 (and renumbering Exhibit 10.6 in the Form 10-K to 10.7. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 2.

No attempt has been made in this Amendment No. 2 to modify or update the other disclosures presented in the Form 10-K or Amendment No. 1, other than as specifically set forth above. This Amendment does not reflect events occurring after the filing of the Form 10-K (i.e. occurring after September 25, 2014) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment No. 2 should be read in conjunction with the Form 10-K, Amendment No. 1 and our other filings with the SEC.

PART III

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

	Fiscal Year Ended
	2014	2013
	(in thousands)
Audit Fees1 2	$345,000	$251,000
Audit-related Fees (specifically describe audit-related fees incurred)	–	–
Tax Fees (specifically describe tax fees incurred)	–	–
All Other Fees (specifically describe all other fees incurred)	–	–
Total Fees	$345,000	$251,000

1 “Audit fees” are fees for professional services for the audit of our financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, assistance with registration statements filed with the SEC, issuance of comfort letters and for services that are normally provided in connection with statutory and regulatory filings or engagements.

2 Excludes fees paid to Ernst & Young LLP in fiscal year 2014 and 2013 in the amounts of $3,000 and $25,000 , respectively.

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

Cardica, Inc.
Registrant

Date: November 14, 2014	/s/ Robert Y. Newell
Robert Y. Newell Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS TO FORM 10-K

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.7	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	1997 Equity Incentive Plan and forms of related agreements and documents. +	S-1	333-129497	10.1	11/04/2005
10.2	2005 Equity Incentive Plan. +	10-Q	000-51772	10.1	02/05/2014
10.3	Form of Option Agreement under the Cardica, Inc. 2005 Equity Incentive Plan+	10-K	000-51772	10.3	09/25/2014
10.4	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement. +	8-K	000-51772	10.26	02/20/2009
10.5	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.	S-1	333-129497	10.5	11/04/2005
10.6	Second Amendment to Office Lease Agreement, executed and delivered in December 2007 effective November 19, 2007.	8-K	000-51772	10.1	12/05/2007
10.7	Third Amendment to Office Lease, dated November 17, 2009, by and between Cardica, Inc., and HCP LS REDWOOD CITY, LLC (f/k/a Slough Redwood City, LLC).	10-Q	000-51772	10.29	11/15/2010
10.8	Fourth Amendment to Lease dated November 11, 2010	8-K	000-51772	10.30	11/16/2010
10.9	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003. †	S-1	333-129497	10.6	12/20/2005
10.10	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.6.1	04/05/2007

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.11	Amendment No. 2 to Distribution Agreement, dated June 13, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	10-K	000-51772	10.7	09/24/2010
10.12	Amendment No. 3 to Distribution Agreement, dated January 24, 2008, by and between Cardica, Inc. and Century Medical, Inc.	10-K	000-51772	10.8	09/24/2010
10.13	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.8.1	04/07/2010
10.14	Fifth Amendment to Distribution Agreement, dated as of July 1, 2014, by and between Cardica, Inc. and Century Medical, Inc. †	10-K	000-51772	10.14	09/25/2014
10.15	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.36	11/09/2011
10.16	Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.37	11/09/2011
10.17	Security Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.38	11/09/2011
10.18	Form of Secured Promissory Note to Century Medical	10-Q	000-51772	10.39	11/09/2011
10.19	Letter Agreement, dated as of July 1, 2014, extending the term of the Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc.	10-K	000-51772	10.19	09/25/2014
10.20	Compensation Information for named executive officers. +	8-K	000-51772	Item 5.02	07/18/2014
10.21	Cardica, Inc. Non-Employee Director Compensation. +	10-K	000-51772	10.21	09/25/2014
10.22	Benefit Agreement with Bernard Hausen, M.D., Ph.D. +	S-1	333-129497	10.4	02/01/2006
10.23	Letter Agreement with Frederic M. Bauer+	10-Q	000-51772	10.27	11/07/2008
10.24	Cardica, Inc. Change in Control and Severance Benefit Plan. +	8-K	000-51772	10.25	02/18/2009
10.25	License Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. †	10-K	000-51722	10.28	09/24/2010
23.1	Consent of Independent Registered Public Accounting Firm.	10-K	000-51772	23.1	09/25/2014
23.2	Consent of Independent Registered Public Accounting Firm.	10-K	000-51772	23.2	09/25/2014
24.1	Power of Attorney (included on signature page).	10-K	000-51772	24.1	09/25/2014
31.1	Certification of chief executive officer.	10-K	000-51772	31.1	09/25/2014
31.2	Certification of chief financial officer.	10-K	000-51772	31.2	09/25/2014

Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
32.1	Section 1350 Certification	10-K	000-51772	32.1	09/25/2014
101.INS	XBRL Instance Document	10-K	000-51772	101.INS	09/25/2014
101.SCH	XBRL Taxonomy Extension Schema Document	10-K	000-51772	101.SCH	09/25/2014
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	000-51772	101.CAL	09/25/2014
101.DEF	XBRL Taxonomy Extension Definition Linkbase	10-K	000-51772	101.DEF	09/25/2014
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	10-K	000-51772	101.LAB	09/25/2014
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	000-51772	101.PRE	09/25/2014

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for, or grant of, confidential treatment.
+	Indicates management contract or compensatory plan.

INDEX TO EXHIBITS TO AMENDMENT NO. 2

Exhibit Number	Exhibit Description
31.5	Certification of chief executive officer.
31.6	Certification of chief financial officer.