Form 10-Q
period 2014-12-31
CARDICA INC
filed 2015-02-10
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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

On February 5, 2015, there were 88,955,216 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at December 31, 2014, and June 30, 2014	3

b. Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2014 and 2013	4

c. Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2014 and 2013	5

d. Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A. Risk Factors	23

Item 5. Other Information	41

Item 6. Exhibits	42

SIGNATURES	43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$6,751	$25,553
Short-term investments	22,856	14,928
Accounts receivable	393	706
Inventories	1,396	1,086
Prepaid expenses and other current assets	286	349
Total current assets	31,682	42,622

Property and equipment, net	2,178	2,536
Long-term investments	3,990	2,315
Restricted cash	104	104
Total assets	$37,954	$47,577

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,188	$847
Accrued compensation	487	899
Other accrued liabilities	801	508
Current portion of deferred revenue	403	403
Total current liabilities	2,879	2,657

Deferred revenue, net of current portion	2,125	1,610
Note payable	2,698	3,092
Other non-current liabilities	27	33
Total liabilities	7,729	7,392

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: 191,474 shares issued and outstanding at December 31, 2014, and June 30, 2014	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized: 89,021,443 and 89,005,443 shares issued and 88,955,216 and 88,939,216 shares outstanding at December 31, 2014, and June 30, 2014, respectively	89	89
Additional paid-in capital	194,577	194,015
Treasury stock at cost (66,227 shares at December 31, 2014, and June 30, 2014)	(596)	(596)
Accumulated comprehensive loss	(25)	(10)
Accumulated deficit	(181,034)	(170,527)
Total stockholders' equity	30,225	40,185
Total liabilities and stockholders' equity	$37,954	$47,577

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenue:
Product sales, net	$639	$835	$1,690	$1,581
License and development revenue	—	—	—	41
Royalty revenue	18	16	35	34
Total net revenue	657	851	1,725	1,656

Operating costs and expenses:
Cost of product sales	944	1,054	2,577	2,055
Research and development	1,848	1,689	3,584	3,346
Selling, general and administrative	3,205	2,186	5,863	3,954
Total operating costs and expenses	5,997	4,929	12,024	9,355

Loss from operations	(5,340)	(4,078)	(10,299)	(7,699)

Interest income	13	1	26	5
Interest expense	(112)	(125)	(222)	(247)
Other expense, net	(3)	30	(12)	30
Net loss	$(5,442)	$(4,172)	$(10,507)	$(7,911)
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.12)	$(0.15)

Shares used in computing basic and diluted net loss per share	89,021	51,314	89,017	51,201

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(5,442)	$(4,172)	$(10,507)	$(7,911)
Changes in market value of investments:
Change in unrealized gain (loss) on short term investments, net	(7)	1	(15)	4
Comprehensive loss	$(5,449)	$(4,171)	$(10,522)	$(7,907)

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	December 31,
	2014	2013
Operating activities:
Net loss	$(10,507)	$(7,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	743	699
Amortization of premiums on marketable securities	269	68
Stock-based compensation expense	627	534
Allowance for doubtful account	—	(33)
Non-cash interest expense	121	147
Changes in operating assets and liabilities:
Accounts receivable	313	87
Prepaid expenses and other current assets	63	88
Inventories	(310)	70
Accounts payable and other accrued liabilities	628	283
Accrued compensation	(412)	(45)
Deferred revenue	—	(41)
Net cash used in operating activities	(8,465)	(6,054)

Investing activities:
Purchases of property and equipment	(385)	(97)
Proceeds from maturities of short-term investments	13,279	6,985
Purchases of short-term investments	(23,166)	(2,697)
Net provided by (cash used) in investing activities	(10,272)	4,191

Financing activities:
Net proceeds from issuances of common stock	(65)	333

Net decrease in cash and cash equivalents	(18,802)	(1,530)
Cash and cash equivalents at beginning of period	25,553	6,373
Cash and cash equivalents at end of period	$6,751	$4,843

Supplemental disclosure of cash flow information:
Interest paid	$100	$100

Supplemental disclosure of non-cash information:
Incremental debt discount relating to note extension	$515	$—

See accompanying notes to the condensed consolidated financial statements.

 CARDICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended its controlled commercial launch in November 2014, as the Company shifted its focus to improved performance based on surgeon feedback. The Company’s goal is to accelerate product improvements on the MicroCutter XCHANGE 30 before executing a broad commercial launch. The Company also submitted the MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and, if the Company receives approval, anticipates launching it in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd in Japan and recently received clearances in late 2014 for both, to market in Japan. Once the Company completed and validated the improvements to the MicroCutter XCHANGE 30, Century will decide if the changes require additional approvals by the Pharmaceuticals and Medical Devices Agency (cartridge changes) or TUV Rheinland (stapler changes), Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company generated revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through November 2014, the Company generated $1.2 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30 before the suspension of its controlled commercial launch. The impact of the returned products from the voluntary suspension was not significant.

For the six months ended December 31, 2014, the Company generated net revenue of $1.7 million, including $1.2 million from automated anastomotic systems and $0.5 million from commercial sales of the MicroCutter XCHANGE 30.

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

Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. Early application is permitted. The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be the Company’s fiscal year 2018 (or July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. Early adoption is prohibited. The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

The Company records product sales net of estimated product returns and discounts from the list prices for its products. The amounts of product returns and the discount amounts have not been material to date. The Company’s sales to distributors do not include price protection or product return rights, outside of standard warranties. The Company includes shipping and handling costs in cost of product sales. As a result of the voluntary suspension of the controlled commercial launch of the MicroCutter XCHANGE 30, the Company completed a market withdrawal of all unused units of product and the impact was not significant.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

In April 2014, the Company sold 37,375,000 shares of its common stock at $0.85 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of its common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and their affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding unless the holder gives the Company at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to the Company were approximately $44.6 million. For fiscal year ended June 30, 2014, the Company recorded a deemed dividend of $1.9 million related to beneficial conversion feature of series A convertible preferred stock. A one-time beneficial conversion charge was due to the difference between the common stock price and conversion price on the closing date of the Company’s public offering in April 2014.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. As of December 31, 2014, the Company had received net proceeds of $1.2 million, from the sale of an aggregate of 884,756 shares of common stock through MLV. During the six months ended December 31, 2014, the Company did not sell any shares of common stock through MLV and the ATM Agreement expired on August 2, 2014. During the six months ended December 31, 2013, the Company received net proceeds of $0.3 million from the sale of an aggregate of 335,910 shares of common stock through MLV.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended						Six months ended
	December 31,						December 31,
	2014			2013			2014			2013
Risk-free interest rate	0.21%	-	1.59%	0.91%	-	2.78%	0.21%	-	1.65%	0.91%	-	2.78%
Dividend yield		—			—			—			—
Weighted-average expected term (in years)		4.90		3.77	-	6.00	4.83	-	4.90	3.77	-	6.00
Expected volatility		68.4%		65.5%	-	80.6%	68.4%	-	72.1%	65.5%	-	80.6%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.6 million, or $0.01 per share, and $0.4 million, or $0.01 per share for the six months ended December 31, 2014 and 2013, respectively. The Company recorded stock-based compensation expenses under ASC 505-50 of $0, or $0.00 per share and $0.1 million or $0.00 per share for the six months ended December 31, 2014 and 2013, respectively. In December 2014, the Company cancelled certain options granted to employees in excess of the stock plan limits, which resulted in the recognition of $0.2 million of unamortized expense recorded as stock-based compensation expenses. Total compensation expense related to unvested awards not yet recognized is approximately $0.8 million at December 31, 2014, and is expected to be recognized over a weighted average period of 3.1 years.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Cost of product sales	$21	$54	$51	$70
Research and development	(10)	76	53	48
Selling, general and administrative	303	315	523	416
Total	$314	$445	$627	$534

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	December 31,		December 31,
	2014	2013	2014	2013
Numerator:
Net loss	$(5,442)	$(4,172)	$(10,507)	$(7,911)
Denominator:
Denominator for basic and diluted net loss per share	89,021	51,314	89,017	51,201
Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.12)	$(0.15)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of December 31, 2014 and 2013, because their effect would be antidilutive (in thousands):

	As of December 31,
	2014	2013
Options to purchase common stock	5,297	5,656
Unvested restricted stock awards	290	46
Shares reserved for issuance upon conversion of Series A Preferred	19,147	—
Warrants	—	3,991
Total	24,734	9,693

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,067	$—	$—	$6,067
Short-term investments:
Corporate debt securities	—	21,857	—	21,857
Commercial paper	—	999	—	999
Long-term investments:
Corporate debt securities	—	3,990	—	3,990

Total assets at fair value	$6,067	$26,846	$—	$32,913

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,158	$—	$—	$20,158
Corporate debt securities	—	1,000	—	1,000
Commercial paper	—	1,500	—	1,500
Short-term investments:
Corporate debt securities	—	13,428	—	13,428
Commercial paper	—	1,500	—	1,500
Long-term investments:
Corporate debt securities	—	2,315	—	2,315

Total assets at fair value	$20,158	$19,743	$—	$39,901

Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $0.7 million at December 31, 2014, and $2.9 million at June 30, 2014, were not included in the fair value hierarchy disclosure. For June 30, 2014, the Company reclassified $17.7 million of money market funds from short-term investments to cash equivalents money market funds, $1.5 million from commercial paper short-term investments to cash equivalents commercial paper and $1.0 million from corporate debt securities short-term investments to cash equivalents corporate debt securities as these investments had maturity dates of 90 days or less. As of December 31, 2014, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable. As of December 31, 2014, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. See “Note 8 - Note Payable”.

NOTE 5 – Available–for-Sale Securities

The Company held investments in marketable securities as of December 31, 2014, and June 30, 2014, with maturity dates of less than one year for short-term and greater than one year for long-term.

The Company’s investments consisted of the following (in thousands):

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$21,878	$—	$(21)	$21,857
Commercial paper – Short-term	1,000	—	(1)	999
Corporate debt securities – Long-term	3,993	—	(3)	3,990

Total	$26,871	$—	$(25)	$26,846

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$13,434	$—	$(6)	$13,428
Commercial paper – Short-term	1,500	—	—	1,500
Corporate debt securities – Long-term	2,319	—	(4)	2,315

Total	$17,253	$—	$(10)	$17,243

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	December 31, 2014	June 30, 2014
Raw materials	$703	$669
Work in progress	245	207
Finished goods	448	210
Total	$1,396	$1,086

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

The Company’s distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, was due to expire on July 31, 2014. Concurrently and in return for the amendment of the note, as discussed above, to extend the maturity date to September 30, 2018, the Company amended its distribution agreement with Century for the PAS-Port system, effective July 1, 2014, to, among other things, renew the contract for another five years, extending the expiration date to July 31, 2019. The note amendment was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by the Company in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, the Company reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting incremental discount of $0.5 million as deferred revenue. The Company determined the fair value of the amended note using the discount rate of 18%, which the Company estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to the Company’s. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan.

As of December 31, 2014, and June 30, 2014, the balance of the loan was $2.7 million and $3.1 million net of debt issuance costs of $1.3 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

      For the six months ended December 31, 2014 and 2013, sales of automated anastomosis system to Century accounted for approximately 25% and 36%, of the Company’s total product sales. As of December 31, 2014, and June 30, 2014, Century accounted for approximately 47% and 30%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that was being recognized as revenue ratably over that three year period. In total, the revenue recognized for each of the six months ended December 31, 2014 and 2013, related to this arrangement was $0 and $41,000, respectively. The Company has fully recognized such revenue, and as of December 31, 2014, no deferred revenue related to this arrangement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the six months ended December 31, 2014 or 2013.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of December 31, 2014, and June 30, 2014.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

The amendment effective July 1, 2014, was in connection with the extension of Century’s distribution rights for the PAS-Port system, and was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by the Company in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, the Company reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting incremental discount of $0.5 million as deferred revenue. The Company determined the fair value of the amended note using the discount rate of 18%, which the Company estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to the Company’s. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan. The note is secured by a substantial portion of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property. As of December 31, 2014, and June 30, 2014, the balance of the loan was $2.7 million and $3.1 million net of debt issuance costs of $1.3 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

NOTE 9 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance was recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed consolidated balance sheet as of December 31, 2014, and June 30, 2014, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  December 31, 2014, including the Second Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2015 (remaining six months)	$354
2016	932
2017	1,001
2018	1,032
2019	173
Total minimum lease payments	$3,492

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

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this report, and with our financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2014, which was filed with the Securities and Exchange Commission on September 25, 2014, and amended on October 28, 2014, and November 14, 2014.

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

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014, as we shifted our focus to improved performance based on surgeon feedback. Our goal is to accelerate product improvements on the MicroCutter XCHANGE 30 before executing a broad commercial launch. We also submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd in Japan and recently received clearances in late 2014 for both, to market in Japan. Once we have completed and validated the improvements to the MicroCutter XCHANGE 30, Century will decide if the changes require additional approvals by the Pharmaceuticals and Medical Devices Agency (cartridge changes) or TUV Rheinland (stapler changes), Japan. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of December 31, 2014, more than 14,500 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of December 31, 2014, more than 39,000 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we have generated revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through November 2014, we have generated $1.2 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30 before the suspension of our controlled commercial launch. The impact of the returned products from the voluntary suspension was not significant.

For the six months ended December 31, 2014, we generated net revenue of $1.7 million, including $1.2 million from the sale of automated anastomotic systems, $0.5 million from commercial sales of the MicroCutter XCHANGE 30 and $35,000 of royalty revenue, and incurred a net loss of $10.5 million.

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

As of December 31, 2014, we had approximately $29.6 million of cash, cash equivalents and short-term investments, $4.0 million in long-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the product improvements on the MicroCutter XCHANGE 30 and development of the MicroCutter XCHANGE 45, and additional products in our planned microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Our distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, was due to expire on July 31, 2014. Concurrently and in return for the amendment of the note, as discussed above, to extend the maturity date to September 30, 2018, we amended our distribution agreement with Century for the PAS-Port system, effective July 1, 2014, to, among other things, renew the contract for another five years, extending the expiration date to July 31, 2019. The note amendment was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by us in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, we reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting incremental discount of $0.5 million as deferred revenue. We determined the fair value of the amended note using the discount rate of 18%, which we estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to us. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $0 and $41,000 had been recorded as license and development revenue for the six months ended December 31, 2014 and 2013, respectively, and there was no deferred revenue as of December 31, 2014.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with MLV

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent. As of December 31, 2014, we had received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV. During the six months ended December 31, 2014, we did not sell any shares of common stock through MLV and the ATM agreement expired on August 2, 2014. During the six months ended December 31, 2013, we received net proceeds of $0.3 million from the sale of an aggregate of 335,910 shares of common stock through MLV.

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

 Results of Operations

Comparison of the three and six months ended December 31, 2014 and 2013

      Net Revenue. Total net revenue was $0.6 million and $1.7 million for the three and six months ended December 31, 2014, respectively, compared to $0.9 million and $1.7 million for the same period in 2013, respectively. Product sales decreased by $0.2 million, or 23%, to $0.6 million for the three months ended December 31, 2014, compared to $0.8 million for the same period in 2013. The decrease in product sales for the three months ended December 31, 2014, was primarily attributable to lower PAS-Port systems and MicroCutter XCHANGE 30 sales, the latter of which was a result of our temporarily suspending our controlled commercial launch of the MicroCutter XCHANGE 30 in November 2014, resulting with a reversal of revenue of $0.1 million. Product sales increased by $0.1 million, or 7%, to $1.7 million for the six months ended December 31, 2014, compared to $1.6 million for the same period in 2013. The increase in product sales for the six months ended December 31, 2014, was primarily attributable to higher MicroCutter XCHANGE 30 sales, partially offset by lower PAS-Port systems sales.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were $18,000 and $35,000 for the three and six months ended December 31, 2014, respectively, compared to $16,000 and $75,000 for the same period in 2013, respectively. The decrease was primarily attributable to the end of the three years amortization of the license and development agreement with Intuitive Surgical, which ended in August 2013.

      For the three months ended December 31, 2014 and 2013, sales of automated anastomosis systems to Century accounted for approximately 29% and 34%, respectively, and for the six months ended December 31, 2014 and 2013, approximately 25% and 36%, respectively, of our total product sales.

We anticipate that product sales revenue will decrease modestly in absolute terms in the next few quarters, but may fluctuate depending on the timing of the commercial re-launch of the improved MicroCutter XCHANGE 30.

      Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $0.1 million, or 10%, to $0.9 million for the three months ended December 31, 2014, compared to $1.1 million for the same period in 2013. The decrease in cost of product sales for the three months ended December 31, 2014, was primarily driven by the lower number of units produced for automated anastomotic systems and MicoCutter XCHANGE 30. Cost of product sales increased by $0.5 million, or 25%, to $2.6 million for the six months ended December 31, 2014, compared to $2.1 million for the same period in 2013. The increase in cost of product sales was primarily driven by the lower of cost or market charge due to products sold at negative margin for the MicroCutter XCHANGE 30, the MicroCutter XCHANGE 30 design changes and increased MicroCutter XCHANGE 30 sales in the United States and Europe.

We anticipate that cost of product sales will increase modestly in absolute terms in the next few quarters, but may fluctuate depending on the timing of the commercial re-launch of the improved MicroCutter XCHANGE 30.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense increased by $0.2 million, or 9%, to $1.8 million for the three months ended December 31, 2014, compared to $1.7 million for the same period in 2013. The increase was primarily attributable to an increase in material purchases relating to the development of the MicroCutter XCHANGE 45 and the enhancements of the MicroCutter XCHANGE 30.

Research and development expense increased by $0.2 million, or 7%, to $3.6 million for the six months ended December 31, 2014, compared to $3.3 million for the same period in 2013. The increase was primarily attributable to an increase in material purchases relating to the development of the MicroCutter XCHANGE 45 and the enhancements of MicroCutter XCHANGE 30, increase in salaries and benefits relating to an increase in headcount, partially offset by a decrease in consulting services due to a permanent hire conversion as well as to the completion of the microcutter clinical trial and FDA submission effort.

We anticipate that research and development expenses will decrease modestly in absolute terms in the next few quarters due to the recent reduction in headcount of approximately 3% of our total employees that occurred in January 2015, but may fluctuate depending on the progress of the improvements of the MicroCutter XCHANGE 30.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $1.0 million, or 47%, to $3.2 million for the three months ended December 31, 2014, compared to $2.2 million for the same period in 2013. The increase in selling, general and administrative expense was primarily attributable to an increase in microcutter demo and sample expenses of $0.1 million related to sales training, an increase in salaries and benefits expenses of $0.3 million, all primarily due to the additions in our sales force related to the MicroCutter XCHANGE 30 introduction in the United States and one addition in Europe, as well as due to the expanded, higher bonus percentage plan to include manager-level employees and an increase in professional outside service expenses of $0.6 million mainly related to the shareholder activist proxy contest for the 2014 annual meeting.

Selling, general and administrative expense increased by $1.9 million, or 48%, to $5.9 million for the six months ended December 31, 2014, compared to $4.0 million for the same period in 2013. The increase in selling, general and administrative expense was primarily attributable to an increase in microcutter demo and sample expenses of $0.2 million related to sales training, an increase in non-cash stock compensation expense of $0.1 million and an increase in salaries and benefits expenses of $0.7 million, all primarily due to the additions in our sales force related to the MicroCutter XCHANGE 30 introduction in the United States and one addition in Europe, as well as due to the expanded, higher bonus percentage plan to include manager level employees and an increase in professional outside service expenses of $0.7 million mainly related to the shareholder activist proxy contest for the 2014 annual meeting.

 We expect selling, general and administrative expense to decrease slightly in absolute terms in the next few quarters due to the recent reduction in headcount of approximately 4% of our total employees that occurred in January 2015, but may fluctuate depending on the timing of the commercial re-launch of the improved MicroCutter XCHANGE 30.

Interest Expense. Interest expense for the three and six months ended December 31, 2014, did not change substantively compared to the same period in 2013. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Off-Balance Sheet Arrangements

      As of December 31, 2014, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of December 31, 2014, our accumulated deficit was $181.0 million and we had cash, cash equivalents and short-term investments of $29.6 million, and $4.0 million in long-term investments, compared to cash, cash equivalents, and short-term investments of $40.5 million and $2.3 million in long-term investments at June 30, 2014. We currently invest some of our cash, cash equivalents, short-term and long-term investments in money market funds, corporate debt and commercial paper securities. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

In April 2014, we completed the sale of 37,375,000 shares of our common stock at a price to the public of $0.85 per share and 191,474 shares of Series A Convertible Preferred Stock at a price to the public of $85 per share. Net proceeds from the financing to us were approximately $44.6 million.

On September 2, 2011, we entered into a distribution agreement, or the Distribution Agreement, with Century Medical, Inc., or Century, with respect to distribution of our planned microcutter products in Japan.  Additionally, under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions, which principal due date was extended by two years to September 30, 2018, effective July 1, 2014. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

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

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent over the term of the ATM Agreement. As of December 31, 2014, we received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV. During the six months ended December 31, 2014, we did not sell any shares of common stock through MLV and the ATM agreement expired on August 2, 2014. During the six months ended December 31, 2013, we received net proceeds of $0.3 million from the sale of an aggregate of 335,910 shares of common stock through MLV.

Summary cash flow data is as follows (in thousands):

	Six months ended
	December 31,
	2014	2013

Net cash used in operating activities	$(8,465)	$(6,054)

Net cash provided by (used in) investing activities	(10,272)	4,191
Net cash provided by (used in) financing activities	(65)	333

      Our net use of cash in operating activities for the six months ended December 31, 2014, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and commercialization efforts related to our MicroCutter XCHANGE 30, an increase in inventories of $0.3 million due to inventory management related to products shortage for MicroCutter XCHANGE 30, partially offset by a decrease in accounts receivable of $0.3 million mainly due to the temporary hold on the MicroCutter XCHANGE 30 sales. Our net use of cash for the six months ended December 31, 2013, was primarily attributable to our investments in bringing our microcutter products to market, including clinical trials and research and development activities, which were significantly more than the sales of our automated anastomotic systems used by cardiac surgeons to perform coronary bypass.

      Net cash used in investing activities for the six months ended December 31, 2014, was mainly due to the net purchases of investments of $9.9 million, partially offset by capital equipment purchases of $0.4 million mainly related to our microcutter design changes. Net cash provided by investing activities for the six months ended December 31, 2013, was mainly due to the net proceeds of $4.3 million from sales of short-term investments, partially offset by capital equipment purchases of $0.1 million.

      Net cash used by financing activities for the six months ended December 31, 2014, was related to April 2014 offering issuance costs of $65,000. Net cash provided by financing activities for the six months ended December 31, 2013, consisted of the net proceeds of $0.3 million received from the sale of shares of common stock to MLV.

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

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	our ability, and the date upon which we are able, to recommence sales of our MicroCutter XCHANGE 30 in Europe and in the United States;

●	market acceptance of our MicroCutter XCHANGE 30 in Europe and in the United States once we execute the broader commercial launch;

●	market acceptance of our MicroCutter XCHANGE 30 cartridge and stapler in Japan once Century commercializes it;

●	the extent of our ongoing development of the MicroCutter XCHANGE 30, including alterations and post-commercialization improvements based on early adopter experience with this commercial product;

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

As part of our controlled commercial launch of the MicroCutter XCHANGE 30 in Europe and in the United States, we made our first sales in December 2012 and March 2014, respectively. We have agreements for the microcutter product line with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, to facilitate direct sale of the microcutter product. In the United States, we have secured approval from 58 hospital Value Analysis Committees (VACs) who have approved the MicroCutter XCHANGE 30 either for purchase or for an evaluation and potential subsequent purchase. In November 2014, we shifted our focus to improved performance of the MicroCutter XCHANGE 30 based on surgeon feedback. Our goal is to accelerate product improvements on the MicroCutter XCHANGE 30 before executing a broad commercial launch. We intend to continue to make enhancements to the MicroCutter XCHANGE 30 and develop the MicroCutter XCHANGE 45 before continuing our efforts to develop other products in our planned microcutter product line. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of either of these products or any other products in our planned microcutter product line. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for at least the next few years, if at all, we may need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the 12 months, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at December 31, 2014, were as follows (in thousands):

Fiscal Year Ending June 30,	Operating lease obligations	Purchase commitments	Note payable, including interest	Total
2015 (Remaining six months)	$354	$158	$99	$611
2016 (7/1/2015 – 6/30/2016)	932	—	200	1,132
2017 – 2018 (7/1/2016 – 6/30/2018)	2,033	—	400	2,433
2019 – 2020 (7/1/2018 – 6/30/2020)	173	—	4,050	4,223
Total	$3,492	$158	$4,749	$8,399

This compares to our future contractual obligations as of June 30, 2014, of $5.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the six months ended December 31, 2014, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 25, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred annual net losses since our inception in October 1997.  As of December 31, 2014, our accumulated deficit was approximately $181.0 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as our commercial sales of the MicroCutter XCHANGE 30 in Europe and in the United States once we execute the broader commercial launch, market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our planned microcutter products in the United States.

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

      Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we have generated revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through November 2014, we have generated $1.2 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30 before the suspension of our controlled commercial launch. The impact of returned products from the voluntary suspension was not significant.  Sales of our products, license and development and royalty activities generated revenues of only $1.7 million and $1.6 million for the six month periods ended December 31, 2014 and 2013, respectively, and $3.6 million, $3.5 million and $3.7 million for fiscal years 2014, 2013 and 2012, respectively. We anticipate that we will generate lower product sales in the next few quarters due to the temporary hold of the MicroCutter XCHANGE 30 commercial launch.

Our cost of product sales were 152% and 130% of our net product sales for the six month periods ended December 31, 2014 and 2013, respectively, and 136%, 117% and 111% of our net product sales for fiscal years 2014, 2013 and 2012, respectively. We expect higher cost relative to product sales for the next few quarters due to the temporary hold of the MicroCutter XCHANGE 30 commercial launch. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of December 31, 2014, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

*Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●	the trading volume of our stock;

●	our ability, and the date upon which we are able, to recommence sales of our MicroCutter XCHANGE 30 in Europe and in the United States;

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	market acceptance of our MicroCutter XCHANGE 30 in Europe and the United States;

●	market acceptance of our MicroCutter XCHANGE 30 cartridge and stapler in Japan once Century commercializes it;

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

Risks Related to Our Business

*We have temporarily suspended our controlled commercial launch of our MicroCutter XCHANGE 30 to focus on improving performance based on surgeon feedback, and if we are not able to improve performance then we may not be able to recommence commercial sales of our MicroCutter XCHANGE 30.

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30, which we commercially launched in Europe in December 2012, and in the United States in March 2014 in a controlled commercial launch. In November 2014, we shifted our focus to improved performance of the MicroCutter XCHANGE 30 based on surgeon feedback, and temporarily suspended our controlled commercial launch and expect that we will need to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 prior to commencing a broad commercial launch of the MicroCutter XCHANGE 30. If we are not successful in improving the performance of the MicroCutter XCHANGE 30 to meet surgeon expectations and achieving market adoption of the MicroCutter XCHANGE 30 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

*We are dependent upon the commercial success of our MicroCutter XCHANGE 30 in Europe and in the United States which, if not successful, could prevent us from successfully commercializing our other microcutter products.

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30. If we are not successful in improving the performance of the MicroCutter XCHANGE 30 and achieving market adoption of the MicroCutter XCHANGE 30 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter XCHANGE 30 in Europe, and adoption of the MicroCutter XCHANGE 30 in the United States, and our ability to expand our microcutter product line.

A number of factors will influence our ability to gain clinical adoption of the MicroCutter XCHANGE 30 and any future microcutter products:

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

To date, we have generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its December 2012 introduction in Europe and in the United States, following our FDA clearances for the MicroCutter XCHANGE 30 with blue staple cartridge in January 2014, and for the white staple cartridge in February 2014. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

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

We have limited experience as a company in the sale, marketing and distribution of our products. To commercialize the MicroCutter XCHANGE 30 in the United States, we will have to improve performance of the MicroCutter XCHANGE 30 based on surgeon feedback and build a sales force, which we are only beginning to do. Century is responsible for marketing and commercialization of cardiac and microcutter products in Japan. To promote our current and future products in the United States, Canada and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors for substantially all of our international sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

*We may not be successful in our efforts to improve and expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.

While we continue to improve performance of the MicroCutter XCHANGE 30 based on surgeon feedback and make modifications and add features to our MicroCutter XCHANGE 30, we have suspended development of other potential products in our planned microcutter product line other than the MicroCutter XCHANGE 45 until the development and commercialization of the MicroCutter XCHANGE 45 have been completed. Significant additional research and development and financial resources will be required to continue the development of the MicroCutter XCHANGE 45 and other products in this planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by the MicroCutter XCHANGE 45 or other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from branded, patent-protected products, as well as generic stapling products similar to currently commercially available products following expiration of patents on our competitors’ products, which could create greater price competition and decrease the revenue potential of our microcutter products. Our failure to successfully develop the MicroCutter XCHANGE 45 and/or other microcutter products and improvements to our current product would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

We derive a substantial portion of our revenue from sales of automated anastomosis system to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the six months ended December 31, 2014 and 2013, sales of automated anastomosis system to Century accounted for approximately 25% and 36%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

We may require substantial additional capital to continue operations as currently conducted and as proposed to be conducted.

As of December 31, 2014, we had approximately $29.6 million of cash, cash equivalents and short-term investments, $4.0 million in long-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

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

Although we commercially launched the MicroCutter XCHANGE 30 in Europe and in the United States, we have generated minimal revenues from this launch through December 31, 2014, and temporarily suspended our controlled commercial launch in November 2014. We only received the FDA 510(k) clearance for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned improvements, features and products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

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

     Cardiovascular diseases may also be treated by other methods that do not require anastomoses, including, interventional techniques such as balloon angioplasty with or without the use of stents, pharmaceuticals, atherectomy catheters and lasers. Several of these alternative treatments are widely accepted in the medical community and have a long history of use. In addition, technological advances with other therapies for cardiovascular disease, such as drugs, or future innovations in cardiac surgery techniques could make other methods of treating these diseases more effective or lower cost than bypass procedures. For example, the number of bypass procedures in the United States and other major markets has declined in recent years and is expected to decline in the years ahead because competing treatments are, in many cases, far less invasive and provide acceptable clinical outcomes. Many companies working on treatments that do not require anastomoses may have significantly greater financial, manufacturing, marketing, distribution and technical resources and experience than we have. Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, clinical trials, obtaining regulatory clearance or approval and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Our competitors may succeed in developing technologies and therapies that are more effective, better tolerated or less costly than any that we are developing or that would render our product candidates obsolete and non-competitive. Our competitors may succeed in obtaining clearance or approval from the FDA and foreign regulatory authorities for their products sooner than we do for ours. We will also face competition from these third parties in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient enrollment for clinical trials and in acquiring and in-licensing technologies and products complementary to our programs or advantageous to our business.

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

      As of December 31, 2014, we had 75 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

The medical device industry is characterized by rapid and significant technological change. There can be no assurance that third parties will not succeed in developing or marketing technologies and products that are more effective than ours or that would render our technology and products obsolete or non-competitive. Additionally, new, less invasive surgical procedures and medications could be developed that replace or reduce the importance of current procedures that use or could use our products. Accordingly, our success will depend in part upon our ability to respond quickly to medical and technological changes through the development and introduction of new products. The relative speed with which we can develop products, complete clinical testing and regulatory clearance or approval processes, train physicians in the use of our products and supply commercial quantities of products to the market are expected to be important competitive factors. Product development involves a high degree of risk, and we cannot assure you that our new product development efforts will result in any commercially successful products. We have experienced delays in completing the development and commercialization of our planned products, and there can be no assurance that these delays will not continue or recur in the future. Any delays could result in a loss of market acceptance and market share.

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

      An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	completion of development and commercial launch of our microcutter products, and the timing thereof;

●	perceptions that we may not be able to raise capital as needed, or that investors will be substantially diluted if we do raise capital;

●	market acceptance and adoption of our products;

●	regulatory clearance or approvals of or other regulatory developments with respect to our products;

●	volume and timing of orders for our products;

●	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

●	quarterly variations in our or our competitors’ results of operations;

●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

●	the announcement of new products or product enhancements by us or our competitors;

●	announcements related to patents issued to us or our competitors and to litigation;

●	developments in our industry; and

●	actions by stockholder activists.

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

      Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 11% of our outstanding common stock as of December 31, 2014. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 19,147,400 shares of our common stock, or another 22% of our outstanding common stock, subject to certain conditions. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

*If our stock price does not increase, our common stock may be subject to delisting from the NASDAQ Global Market.

On December 9, 2014, we received notice from the NASDAQ Global Market that we did not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market because for 30 consecutive business days the bid price of our common stock had closed below $1.00 per share. We have 180 calendar days, or until June 8, 2015, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before June 8, 2015. If we are not able to achieve compliance by June 8, 2015, we may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a Hearings Panel. We currently meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of the NASDAQ Stock Market, with the exception of the bid price requirement. We intend to actively monitor the closing bid price of our common stock between now and June 8, 2015 and will evaluate available options to resolve the deficiency and regain compliance with the minimum bid price rule. We cannot guarantee that our stock price will meet the listing requirements and therefore our common stock may be subject to delisting.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

*We may become subject to increased stockholder activism efforts that each could cause a material disruption to our business.

Certain influential institutional investors and hedge funds have taken steps to involve themselves in the governance and strategic direction of certain companies due to governance or strategic-related disagreements between such companies and such stockholders, such as the proxy contest in which we were engaged with Broadfin Healthcare Master Fund, LTD, or Broadfin, in the second quarter of fiscal 2015. Increased stockholder activism efforts could result in substantial costs and a further diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

ITEM 5. OTHER INFORMATION

On November 24, 2014, a Fifth Amendment to Lease was executed and delivered by Cardica, Inc. and HCP LS REDWOOD CITY, LLC (the “Landlord”), which is effective as of November 24, 2014 (the “Amendment”). The Amendment amends Cardica’s current lease (as amended to date, excluding the Amendment, the “Lease”). Pursuant to the Amendment, the term of the Lease is extended three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Lease Term”). During the Second Extended Lease Term, the base rent is $81,438.50 per month from September 1, 2015 through August 31, 2016, $83,881.66 per month from September 1, 2016 through August 31, 2017, and $86,398.10 per month from September 1, 2017 through August 31, 2018. In addition, under the Amendment, the Landlord granted Cardica an option to further extend the Lease for a period of three years beyond August 31, 2018 (the “Option Term”) and set forth the method of determination of the annual rent payable by Cardica during the Option Term. Except as set forth in the Amendment, the Lease remains in full force and effect. The Amendment is filed as 10.2 to this report, and the description of the material terms of the Amendment is qualified in its entirety by reference to such exhibit.

ITEM 6. EXHIBITS

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated here by reference.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Date: February 10, 2015	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: February 10, 2015	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.7	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	Cardica, Inc. 2005 Equity Incentive Plan	8-K	000-51772	10.1	12/12/2014
10.2	Fifth Amendment to Lease dated November 24, 2014.					X
10.3	Cardica, Inc. Non-Employee Director Compensation.+					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+	Indicates management contract or compensatory plan.