Form 10-Q
period 2015-03-31
CARDICA INC
filed 2015-05-12
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

On May 11, 2015, there were 88,955,216 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at March 31, 2015, and June 30, 2014	3

b. Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2015 and 2014	4

c. Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2015 and 2014	5

d. Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A. Risk Factors	23

Item 6. Exhibits	42

SIGNATURES	43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2015	June 30, 2014
Assets
Current assets:
Cash and cash equivalents	$4,859	$25,553
Short-term investments	20,111	14,928
Accounts receivable	400	706
Inventories	1,492	1,086
Prepaid expenses and other current assets	413	349
Total current assets	27,275	42,622

Property and equipment, net	1,946	2,536
Long-term investments	3,981	2,315
Restricted cash	104	104
Total assets	$33,306	$47,577

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,155	$847
Accrued compensation	664	899
Other accrued liabilities	501	508
Current portion of deferred revenue	403	403
Total current liabilities	2,723	2,657

Deferred revenue, net of current portion	2,125	1,610
Note payable	2,762	3,092
Other non-current liabilities	145	33
Total liabilities	7,755	7,392

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: 191,474 shares issued and outstanding at March 31, 2015, and June 30, 2014	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized: 89,021,443 and 89,005,443 shares issued and 88,955,216 and 88,939,216 shares outstanding at March 31, 2015, and June 30, 2014, respectively	89	89
Additional paid-in capital	194,715	194,015
Treasury stock at cost (66,227 shares at March 31, 2015, and June 30, 2014)	(596)	(596)
Accumulated comprehensive loss	(13)	(10)
Accumulated deficit	(185,858)	(170,527)
Total stockholders' equity	25,551	40,185
Total liabilities and stockholders' equity	$33,306	$47,577

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Net revenue:
Product sales, net	$548	$916	$2,238	$2,497
License and development revenue	—	—	—	41
Royalty revenue	16	18	51	52
Total net revenue	564	934	2,289	2,590

Operating costs and expenses:
Cost of product sales	807	1,368	3,384	3,423
Research and development	1,940	1,724	5,524	5,070
Selling, general and administrative	2,541	2,096	8,404	6,050
Total operating costs and expenses	5,288	5,188	17,312	14,543

Loss from operations	(4,724)	(4,254)	(15,023)	(11,953)

Interest income	15	—	41	5
Interest expense	(112)	(126)	(334)	(373)
Other expense, net	(3)	1	(15)	31
Net loss	$(4,824)	$(4,379)	$(15,331)	$(12,290)
Basic and diluted net loss per share	$(0.05)	$(0.09)	$(0.17)	$(0.24)

Shares used in computing basic and diluted net loss per
Share	89,021	51,587	89,018	51,330

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Net loss	$(4,824)	$(4,379)	$(15,331)	$(12,290)
Changes in market value of investments:
Change in unrealized gain (loss) on short term investments, net	12	1	(3)	5
Comprehensive loss	$(4,812)	$(4,378)	$(15,334)	$(12,285)

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	March 31,
	2015	2014
Operating activities:
Net loss	$(15,331)	$(12,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,036	1,045
Amortization of premiums on marketable securities	377	76
Stock-based compensation expense	767	809
Allowance for doubtful account	—	(33)
Non-cash interest expense	185	223
Changes in operating assets and liabilities:
Accounts receivable	306	(113)
Prepaid expenses and other current assets	(64)	(173)
Inventories	(406)	165
Accounts payable and other accrued liabilities	413	530
Accrued compensation	(235)	103
Deferred revenue	—	(41)
Net cash used in operating activities	(12,952)	(9,699)

Investing activities:
Purchases of property and equipment	(446)	(143)
Proceeds from maturities of short-term investments	17,957	8,648
Purchases of short-term investments	(25,186)	(2,697)
Net provided by (cash used) in investing activities	(7,675)	5,808

Financing activities:
Net proceeds from issuances of common stock	(67)	450

Net decrease in cash and cash equivalents	(20,694)	(3,441)
Cash and cash equivalents at beginning of period	25,553	6,373
Cash and cash equivalents at end of period	$4,859	$2,932

Supplemental disclosure of cash flow information:
Interest paid	$151	$151

Supplemental disclosure of non-cash information:
Incremental debt discount relating to note extension	$515	$—

See accompanying notes to the condensed consolidated financial statements.

 CARDICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended its controlled commercial launch in November 2014, as the Company shifted its focus to improved performance based on surgeon feedback. The Company’s goal is to accelerate product improvements on the MicroCutter XCHANGE 30 before executing a broad commercial launch. To further expand the use of the MicroCutter XCHANGE 30, the Company recently submitted a Traditional 510(k) Premarket Notification to the FDA to expand the indications for use to include vascular structures. The Company also submitted the MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and, if the Company receives approval, anticipates launching it in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received clearances in late 2014 for both, to market in Japan. Once the Company completes and validates the improvements to the MicroCutter XCHANGE 30, Century will decide if the changes require additional approvals by the Pharmaceuticals and Medical Devices Agency (cartridge changes) or TUV Rheinland (stapler changes), Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through November 2014, the Company generated $1.2 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30 before the voluntary suspension of its controlled commercial launch. The impact of the returned products from the voluntary suspension was not significant.

For the nine months ended March 31, 2015, the Company generated net revenue of $2.3 million, including $1.7 million from the sale of automated anastomotic systems, $0.5 million from commercial sales of the MicroCutter XCHANGE 30 and $51,000 of royalty revenue.

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

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. As of March 31, 2015, the Company had received net proceeds of $1.2 million, from the sale of an aggregate of 884,756 shares of common stock through MLV. During the nine months ended March 31, 2015, the Company did not sell any shares of common stock through MLV and the ATM Agreement expired on August 2, 2014. During the nine months ended March 31, 2014, the Company received net proceeds of $0.4 million from the sale of an aggregate of 439,163 shares of common stock through MLV.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended						Nine months ended
	March 31,						March 31,
	2015			2014			2015			2014
Risk-free interest rate	1.15%	-	1.55%	1.41%	-	1.42%	0.21%	-	1.65%	0.91%	-	1.42%
Dividend yield		—			—			—			—
Weighted-average expected term (in years)	4.79	-	4.88		4.58		4.79	-	4.90	3.77	-	4.58
Expected volatility	67.2%	-	68.2%	67.1%	-	73.8%	67.2%	-	72.1%	65.5%	-	79.7%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.8 million, or $0.01 per share, and $0.8 million, or $0.02 per share for the nine months ended March 31, 2015 and 2014, respectively. The Company recorded stock-based compensation expenses under ASC 505-50 of $0, or $0.00 per share and $0.1 million or $0.00 per share for the nine months ended March 31, 2015 and 2014, respectively. In December 2014, the Company cancelled certain options granted to employees in excess of the stock plan limits, which resulted in the recognition of $0.2 million of unamortized expense recorded as stock-based compensation expenses. Total compensation expense related to unvested awards not yet recognized is approximately $0.6 million at March 31, 2015, and is expected to be recognized over a weighted average period of 3.3 years.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Cost of product sales	$13	$21	$64	$91
Research and development	17	51	70	99
Selling, general and administrative	110	204	633	619
Total	$140	$276	$767	$809

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	March 31,		March 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(4,824)	$(4,379)	$(15,331)	$(12,290)
Denominator:
Denominator for basic and diluted net loss per share	89,021	51,587	89,018	51,330
Basic and diluted net loss per share	$(0.05)	$(0.09)	$(0.17)	$(0.24)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of March 31, 2015 and 2014, because their effect would be antidilutive (in thousands):

	As of March 31,
	2015	2014
Options to purchase common stock	4,380	5,618
Unvested restricted stock awards	240	28
Shares reserved for issuance upon conversion of Series A Preferred	19,147	—
Warrants	—	3,991
Total	23,767	9,637

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,851	$—	$—	$3,851
Short-term investments:
Corporate debt securities	—	19,111	—	19,111
Commercial paper	—	1,000	—	1,000
Long-term investments:
Corporate debt securities	—	3,981	—	3,981

Total assets at fair value	$3,851	$24,092	$—	$27,943

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,158	$—	$—	$20,158
Corporate debt securities	—	1,000	—	1,000
Commercial paper	—	1,500	—	1,500
Short-term investments:
Corporate debt securities	—	13,428	—	13,428
Commercial paper	—	1,500	—	1,500
Long-term investments:
Corporate debt securities	—	2,315	—	2,315

Total assets at fair value	$20,158	$19,743	$—	$39,901

Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $1.0 million at March 31, 2015, and $2.9 million at June 30, 2014, were not included in the fair value hierarchy disclosure. For June 30, 2014, the Company reclassified $17.7 million of money market funds from short-term investments to cash equivalents money market funds, $1.5 million from commercial paper short-term investments to cash equivalents commercial paper and $1.0 million from corporate debt securities short-term investments to cash equivalents corporate debt securities as these investments had original maturity dates of 90 days or less upon purchase. As of March 31, 2015, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable. As of March 31, 2015, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. See “Note 8 - Note Payable”.

NOTE 5 – Available–for-Sale Securities

The Company held investments in marketable securities as of March 31, 2015, and June 30, 2014, with maturity dates of less than one year for short-term and greater than one year for long-term.

The Company’s investments consisted of the following (in thousands):

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$19,122	$—	$(11)	$19,111
Commercial paper – Short-term	1,000	—	—	1,000
Corporate debt securities – Long-term	3,983	—	(2)	3,981

Total	$24,105	$—	$(13)	$24,092

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$13,434	$—	$(6)	$13,428
Commercial paper – Short-term	1,500	—	—	1,500
Corporate debt securities – Long-term	2,319	—	(4)	2,315

Total	$17,253	$—	$(10)	$17,243

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	March 31, 2015	June 30, 2014
Raw materials	$1,038	$669
Work in progress	157	207
Finished goods	297	210
Total	$1,492	$1,086

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “2011 Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement (“the 2011 note agreement”), Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century will be responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. In August 2013, Century filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received clearances in late 2014 for both, to market in Japan. Once the Company completes and validates the improvements to the MicroCutter XCHANGE 30, Century will decide if the changes require additional approvals by the Pharmaceuticals and Medical Devices Agency (cartridge changes) or TUV Rheinland (stapler changes), Japan. After approval for marketing in Japan, the Company would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

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

As of March 31, 2015, and June 30, 2014, the balance of the loan was $2.8 million and $3.1 million net of debt issuance costs of $1.2 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

      For the nine months ended March 31, 2015 and 2014, sales of automated anastomosis system to Century accounted for approximately 29% and 33%, of the Company’s total product sales. As of March 31, 2015, and June 30, 2014, Century accounted for approximately 54% and 30%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that was being recognized as revenue ratably over that three year period. In total, the revenue recognized for each of the nine months ended March 31, 2015 and 2014, related to this arrangement was $0 and $41,000, respectively. The Company has fully recognized such revenue, and as of March 31, 2015, no deferred revenue related to this arrangement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the nine months ended March 31, 2015 or 2014.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of March 31, 2015, and June 30, 2014.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

The amendment effective July 1, 2014, was in connection with the extension of Century’s distribution rights for the PAS-Port system, and was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by the Company in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, the Company reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting incremental discount of $0.5 million as deferred revenue. The Company determined the fair value of the amended note using the discount rate of 18%, which the Company estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to the Company’s. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan. The note is secured by a substantial portion of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property. As of March 31, 2015, and June 30, 2014, the balance of the loan was $2.8 million and $3.1 million net of debt issuance costs of $1.2 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

NOTE 9 – AMENDED LEASE AGREEMENT

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance was recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed consolidated balance sheet as of March 31, 2015, and June 30, 2014, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  March 31, 2015, including the Second Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2015 (remaining three months)	$177
2016	932
2017	1,001
2018	1,032
2019	173
Total minimum lease payments	$3,315

NOTE 10 – Reductions in Force

Between January and March 2015, the Company reduced its workforce by 24 positions to conserve cash, to use its capital in the most efficient way and to more appropriately match its use of cash with its stage of development. The Company’s decision to engage in the corporate restructurings and layoffs resulted from the necessary improvements required for the MicroCutter XCHANGE 30 blue cartridge. As a result, the Company recorded a restructuring charge in an amount of $0.3 million for severance and other benefits. The charges were included in all departmental expenses.

Restructuring charges recorded during the third quarter of 2015	$300
Cash paid	(100)
Balance at March 31, 2015	$200

In April 2015, $140,000 of the remaining restructuring accrual were paid.

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

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014, as we shifted our focus to improved performance based on surgeon feedback. Our goal is to accelerate product improvements on the MicroCutter XCHANGE 30 before executing a broad commercial launch. To further expand the use of our MicroCutter XCHANGE 30, we recently submitted a Traditional 510(k) Premarket Notification to the FDA to expand the indications for use to include vascular structures. We also submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received clearances in late 2014 for both, to market in Japan. Once we complete and validate the improvements to the MicroCutter XCHANGE 30, Century will decide if the changes require additional approvals by the Pharmaceuticals and Medical Devices Agency (cartridge changes) or TUV Rheinland (stapler changes), Japan. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Historically, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of March 31, 2015, more than 14,600 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of March 31, 2015, more than 40,000 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through November 2014, we have generated $1.2 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30 before the voluntary suspension of our controlled commercial launch. The impact of the returned products from the voluntary suspension was not significant.

For the nine months ended March 31, 2015, we generated net revenue of $2.3 million, including $1.7 million from the sale of automated anastomotic systems, $0.5 million from commercial sales of the MicroCutter XCHANGE 30 and $51,000 of royalty revenue, and incurred a net loss of $15.3 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for at least the next several years. We have not generated significant revenues from the MicroCutter XCHANGE 30. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If we fail to obtain broader commercial adoption of our C-Port and PAS-Port systems or achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. During the three months ended March 31, 2015, we eliminated eight sales representatives, three of whom were related to selling our automated anastomotic systems and five were for microcutter products. We will continue to sell our automated anastomotic systems internationally through distributors and plan to sell our automated anastomotic systems through independent sales representatives in the United States. We continue to only sell our microcutter products to a select number of key hospitals in the United States and through distributors in Europe before we commercially re-launch our improved MicroCutter XCHANGE 30. As such, we anticipate that our automated anastomotic systems sales revenue will slightly decrease and our microcutter product sales revenue will slightly increase in the next few quarters.

As of March 31, 2015, we had approximately $25.0 million of cash, cash equivalents and short-term investments, $4.0 million in long-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the product improvements on the MicroCutter XCHANGE 30 and development of the MicroCutter XCHANGE 45, and additional products in our planned microcutter product line, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $0 and $41,000 had been recorded as license and development revenue for the nine months ended March 31, 2015 and 2014, respectively, and there was no deferred revenue as of March 31, 2015.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with MLV

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent. As of March 31, 2015, we had received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV. During the nine months ended March 31, 2015, we did not sell any shares of common stock through MLV and the ATM agreement expired on August 2, 2014. During the nine months ended March 31, 2014, we received net proceeds of $0.4 million from the sale of an aggregate of 439,163 shares of common stock through MLV.

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

Results of Operations

Comparison of the three and nine months ended March 31, 2015 and 2014

      Net Revenue. Total net revenue was $0.6 million and $2.3 million for the three and nine months ended March 31, 2015, respectively, compared to $0.9 million and $2.6 million for the same period in 2014, respectively. Product sales decreased by $0.4 million, or 40%, to $0.5 million for the three months ended March 31, 2015, compared to $0.9 million for the same period in 2014. Product sales decreased by $0.3 million, or 10%, to $2.2 million for the nine months ended March 31, 2015, compared to $2.5 million for the same period in 2014. The decreases in product sales for the three and nine months ended March 31, 2015, was primarily attributable to lower automated anastomotic systems and MicroCutter XCHANGE 30 sales, the latter of which was a result of our temporarily suspending our controlled commercial launch of the MicroCutter XCHANGE 30 in November 2014.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue were $16,000 and $51,000 for the three and nine months ended March 31, 2015, respectively, compared to $18,000 and $52,000 for the same periods in 2014, respectively. The decrease was primarily attributable to the end of the three years amortization of the license and development agreement with Intuitive Surgical, which ended in August 2013.

      For the three months ended March 31, 2015 and 2014, sales of automated anastomosis systems to Century accounted for approximately 39% and 28%, respectively, and for the nine months ended March 31, 2015 and 2014, approximately 29% and 33%, respectively, of our total product sales.

We anticipate that product sales revenue will be flat or slightly increase in absolute terms in the next few quarters, but may fluctuate depending on the timing of the commercial re-launch of the improved MicroCutter XCHANGE 30.

      Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $0.6 million, or 41%, to $0.8 million for the three months ended March 31, 2015, compared to $1.4 million for the same period in 2014. The decrease in cost of product sales for the three months ended March 31, 2015, was primarily driven by the lower number of units produced for automated anastomotic systems and MicoCutter XCHANGE 30, the latter of which was a result of our temporarily suspending our controlled commercial launch of the MicroCutter XCHANGE 30 in November 2014.

Cost of product sales slightly decreased by $39,000, or 1%, to $3.4 million for the nine months ended March 31, 2015 and 2014, respectively. The decrease in cost of product sales for the three and nine months ended March 31, 2015, was primarily driven by the lower of cost or market charge due to products sold at negative margin for the MicroCutter XCHANGE 30.

We anticipate that cost of product sales will be flat or slightly increase in absolute terms in the next few quarters, but may fluctuate depending on the timing of the commercial re-launch of the improved MicroCutter XCHANGE 30.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense increased by $0.2 million, or 13%, to $1.9 million for the three months ended March 31, 2015, compared to $1.7 million for the same period in 2014. The increase was primarily attributable to an increase in material purchases of $0.2 million relating to the development of the MicroCutter XCHANGE 45 and clinical study expenses relating to the improved MicroCutter XCHANGE 30.

Research and development expense increased by $0.4 million, or 9%, to $5.5 million for the nine months ended March 31, 2015, compared to $5.1 million for the same period in 2014. The increase was primarily attributable to an increase in material purchases of $0.4 million relating to the development of the MicroCutter XCHANGE 45, an increase of $0.1 million clinical study expenses relating to the improved MicroCutter XCHANGE, an increase in salaries and benefits due to the severance expenses relating to the headcount reductions, partially offset by a decrease in consulting services due to a permanent hire conversion.

We anticipate that research and development expenses will decrease modestly in absolute terms in the next few quarters due to the recent reduction in headcount of approximately 7% of our total employees that occurred during the quarter, but may fluctuate depending on the progress of the improvements of the MicroCutter XCHANGE 30.

Selling, General and Administrative Expense. Selling, general and administrative expense increased by $0.4 million, or 21%, to $2.5 million for the three months ended March 31, 2015, compared to $2.1 million for the same period in 2014. The increase in selling, general and administrative expense was primarily attributable to an increase in salaries and benefits expenses of $0.3 million, due to the severance expenses relating to the headcount reductions, including eight sales representatives, and an increase in professional outside service expenses of $0.2 million mainly related to legal services.

Selling, general and administrative expense increased by $2.3 million, or 39%, to $8.4 million for the nine months ended March 31, 2015, compared to $6.1 million for the same period in 2014. The increase in selling, general and administrative expense was primarily attributable to an increase in microcutter demo and sample expenses of $0.2 million related to sales training, an increase in salaries and benefits expenses of $1.0 million, all primarily due to the additions and the severance expenses related to the headcount reductions, including eight sales representatives due to our temporarily suspending our controlled commercial launch of the MicroCutter XCHANGE 30 in November 2014, and an increase in professional outside service expenses of $0.9 million mainly related to the shareholder activist proxy contest for the 2014 annual meeting.

 We expect selling, general and administrative expense to decrease slightly in absolute terms in the next few quarters due to the recent reduction in headcount of approximately 13% of our total employees that occurred during the quarter, but may fluctuate depending on the timing of the commercial re-launch of the improved MicroCutter XCHANGE 30.

Interest Expense. Interest expense for the three and nine months ended March 31, 2015, did not change substantively compared to the same period in 2014. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Off-Balance Sheet Arrangements

      As of March 31, 2015, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of March 31, 2015, our accumulated deficit was $185.9 million and we had cash, cash equivalents and short-term investments of $25.0 million, and $4.0 million in long-term investments, compared to cash, cash equivalents, and short-term investments of $40.5 million and $2.3 million in long-term investments at June 30, 2014. We currently invest some of our cash, cash equivalents, short-term and long-term investments in money market funds, corporate debt and commercial paper securities. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

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

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent over the term of the ATM Agreement. As of March 31, 2015, we received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV. During the nine months ended March 31, 2015, we did not sell any shares of common stock through MLV and the ATM agreement expired on August 2, 2014. During the nine months ended March 31, 2014, we received net proceeds of $0.4 million from the sale of an aggregate of 439,163 shares of common stock through MLV.

Summary cash flow data is as follows (in thousands):

	Nine months ended
	March 31,
	2015	2014
Net cash used in operating activities	$(12,952)	$(9,699)
Net cash provided by (used in) investing activities	(7,675)	5,808
Net cash provided by (used in) financing activities	(67)	450

      Our net use of cash in operating activities for the nine months ended March 31, 2015, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and the improvements of the MicroCutter XCHANGE 30, an increase in inventories of $0.4 million, a decrease in accrued compensation of $0.2 million, partially offset by an increase in accounts payable of $0.4 million and a decrease in accounts receivable of $0.3 million, all mainly due to the temporary hold on the MicroCutter XCHANGE 30 sales. Our net use of cash for the nine months ended March 31, 2014, was primarily attributable to our investments in bringing our microcutter products to market, including clinical trials and research and development activities, which were significantly more than the sales of our automated anastomotic systems used by cardiac surgeons to perform coronary bypass.

      Net cash used in investing activities for the nine months ended March 31, 2015, was mainly due to the net purchases of investments of $7.2 million, and capital equipment purchases of $0.4 million mainly related to our microcutter design changes. Net cash provided by investing activities for the nine months ended March 31, 2014, was mainly due to the net proceeds of $5.9 million from sales of short-term investments, partially offset by capital equipment purchases of $0.1 million.

      Net cash used by financing activities for the nine months ended March 31, 2015, was related to April 2014 offering issuance costs of $67,000. Net cash provided by financing activities for the nine months ended March 31, 2014, consisted of the net proceeds of $0.4 million received from the sale of shares of common stock to MLV.

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

Contractual Obligations

Our future contractual obligations at March 31, 2015, were as follows (in thousands):

Fiscal Year Ending June 30,	Operating lease obligations	Purchase commitments	Note payable, including interest	Total
2015 (Remaining three months)	$177	$262	$50	$489
2016 (7/1/2015 – 6/30/2016)	932	—	200	1,132
2017 – 2018 (7/1/2016 – 6/30/2018)	2,033	—	400	2,433
2019 – 2020 (7/1/2018 – 6/30/2020)	173	—	4,050	4,223
Total	$3,315	$262	$4,700	$8,277

This compares to our future contractual obligations as of June 30, 2014, of $5.9 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the nine months ended March 31, 2015, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, filed with the Securities and Exchange Commission on September 25, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred annual net losses since our inception in October 1997.  As of March 31, 2015, our accumulated deficit was approximately $185.9 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as our commercial sales of the MicroCutter XCHANGE 30 in Europe and in the United States once we execute the broader commercial launch, market adoption of our planned microcutter products in Europe and receipt of regulatory clearance or approval, commercial launch and market adoption of our planned microcutter products in the United States.

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

      Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through November 2014, we have generated $1.2 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30 before the voluntary suspension of our controlled commercial launch. The impact of returned products from the voluntary suspension was not significant.  Sales of our products, license and development and royalty activities generated revenues of only $2.3 million and $2.6 million for the nine month periods ended March 31, 2015 and 2014, respectively, and $3.6 million, $3.5 million and $3.7 million for fiscal years 2014, 2013 and 2012, respectively. During the three months ended March 31, 2015, we eliminated eight sales representatives, three of whom were related to selling our automated anastomotic systems and five were for microcutter products. We will continue to sell our automated anastomotic systems internationally through distributors and plan to sell our automated anastomotic systems through independent sales representatives in the United States. We continue to only sell our microcutter products to a select number of key hospitals in the United States and through distributors in Europe before we commercially re-launch our improved MicroCutter XCHANGE 30. As such, we anticipate that our automated anastomotic systems sales revenue will slightly decrease and our microcutter product sales revenue will slightly increase in the next few quarters.

Our cost of product sales were 151% and 137% of our net product sales for the nine month periods ended March 31, 2015 and 2014, respectively, and 136%, 117% and 111% of our net product sales for fiscal years 2014, 2013 and 2012, respectively. We expect flat or slightly higher cost relative to product sales for the next few quarters and may fluctuate depending on the timing of the commercial re-launch of the improved MicroCutter XCHANGE 30. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of March 31, 2015, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

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

To date, we have generated revenues almost exclusively from the sale of automated anastomotic systems, and started generating minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its December 2012 introduction in Europe and in the United States, following our FDA clearances for the MicroCutter XCHANGE 30 with blue staple cartridge in January 2014, and for the white staple cartridge in February 2014. During the three months ended March 31, 2015, we eliminated eight sales representatives, three of which were related to selling our automated anastomotic systems and five were for microcutter products. We will continue to sell our automated anastomotic systems internationally through distributors and plan to sell our automated anastomotic systems through independent sales representatives in the United States. We continue to only sell our microcutter products to a select number of key hospitals in the United States and through distributors in Europe before we commercially re-launch our improved MicroCutter XCHANGE 30. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

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

We have limited experience as a company in the sale, marketing and distribution of our products. To commercialize the MicroCutter XCHANGE 30 in the United States, we will have to improve performance of the MicroCutter XCHANGE 30 based on surgeon feedback and build a sales force. Century is responsible for marketing and commercialization of cardiac and microcutter products in Japan. To promote our current and future products in the United States, Canada and Europe, we must develop our sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors or independent sales representatives for substantially all of our sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

We derive a substantial portion of our revenue from sales of automated anastomosis system to Century, our distributor in Japan. The loss of Century as a customer would cause a decrease in revenue and, consequently, an increase in net loss. For the nine months ended March 31, 2015 and 2014, sales of automated anastomosis system to Century accounted for approximately 29% and 33%, respectively, of our total product sales. We expect that Century will continue to account for a substantial portion of our sales in the near term. As a result, if we lose Century as a customer, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

We may require substantial additional capital to continue operations as currently conducted and as proposed to be conducted.

As of March 31, 2015, we had approximately $25.0 million of cash, cash equivalents and short-term investments, $4.0 million in long-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

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

Although we commercially launched the MicroCutter XCHANGE 30 in Europe and in the United States, we have generated minimal revenues from this launch through March 31, 2015, and temporarily suspended our controlled commercial launch in November 2014. We only received the FDA 510(k) clearance for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter XCHANGE 30, we recently submitted a Traditional 510(k) Premarket Notification to the FDA to expand the indications for use to include vascular structures. The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned improvements, features and products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

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

      As of March 31, 2015, we had 48 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

●

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

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

●

state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

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

      Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 10% of our outstanding common stock as of March 31, 2015. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 19,147,400 shares of our common stock, or another 22% of our outstanding common stock, subject to certain conditions. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval and continue to have significant influence over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

      Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware law may make it more difficult for or prevent a third-party from acquiring control of us without the approval of our board of directors. These provisions:

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

On December 9, 2014, we received notice from the NASDAQ Global Market that we did not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market because for 30 consecutive business days the bid price of our common stock had closed below $1.00 per share. We have 180 calendar days, or until June 8, 2015, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before June 8, 2015. If we are not able to achieve compliance by June 8, 2015, we may be eligible for an additional 180-day period to regain compliance if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards, with the exception of the bid price requirement, and provide written notice to NASDAQ of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a Hearings Panel. We currently do not meet the bid price requirement listing standards of the NASDAQ Stock Market. We intend to actively monitor the closing bid price of our common stock between now and June 8, 2015 and will evaluate available options to resolve the deficiency and regain compliance with the minimum bid price rule. We cannot guarantee that our stock price will meet the listing requirements and therefore our common stock may be subject to delisting.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

Cardica, Inc.
Date: May 12, 2015	/s/ Bernard A. Hausen
Bernard A. Hausen, M.D., Ph.D.
President, Chief Executive Officer, Chief Medical Officer and Director (Principal Executive Officer)

Date: May 12, 2015	/s/ Robert Y. Newell
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