Form 10-K
period 2015-06-30
CARDICA INC
filed 2015-09-25
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2014, was approximately $55.6 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market, on December 31, 2014). For purposes of this disclosure, shares of common stock held by each officer and director (and entities affiliated therewith) have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive. Excludes 191,474 shares of Series A Convertible Preferred Stock, which the registrant does not consider common equity.

The number of shares of common stock outstanding as of September 22, 2015, was 89,018,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended June 30, 2015, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

CARDICA, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2015

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

PART I

Item 1. Business

Overview

We are commercializing and developing our MicroCutter XCHANGE® 30 based on our proprietary “staple-on-a-strip” technology for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter XCHANGE® 30, which is currently commercially-available, is a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line cleared for use in the United States for specific indications for use described below, and in the European Union, or EU, for a broader range of indications for use. We previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, we suspended development of these additional potential products to focus solely on development of the MicroCutter XCHANGE® 30. We recently completed an assessment by an independent market research firm of the US market for the MicroCutter XCHANGE 30 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially-available MicroCutter XCHANGE 30, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014, as we shifted our focus to improved performance based on surgeon feedback. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. While we continue this controlled commercial launch, our goal is to complete product improvements on the MicroCutter XCHANGE 30 combo device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges. To further expand the use of the MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures. This 510(k) submission has not yet received FDA clearance.

We are attempting to expand in the international market of our MicroCutter XCHANGE 30 with additional selected regualtory filings. We also submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and recently received approval in August 2015, to market in Japan. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of June 30, 2015, more than 14,700 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of June 30, 2015, more than 40,800 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2015, we have generated $1.4 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30.

Our Strategy

Our goal is to advance the state of the art in less invasive and minimally invasive surgical procedures which have many advantages relative to patient clinical and economic outcomes and may expand the market. Our strategy is to commercialize a series of products based upon our proprietary “staple-on-a-strip” technology which enables us to provide thoracic, pediatric, bariatric, colorectal and general surgeons with products that offer significantly greater functionality than those in the market today. Our technology enables us to develop products that are smaller in size and offer greater articulation than currently available devices. The principal elements of our strategy to achieve our vision and goals include:

•

Leveraging our proprietary “staple-on-a-strip” technology to develop a broad range of surgical stapling devices that advance the state of the art. Our proprietary “staple-on-a-strip” technology enables us to develop products with innovative features such as more consistent staple forms, significantly reduced tool shaft diameter and increased articulation of the end-effector. Taken together these advances in microcutter/stapler design should enable surgeons to perform procedures on a broader array of patients and to develop procedural methods previously unattainable with existing products in the market.

•

Commercializing our microcutters. The first commercialized product in our planned family of products is the MicroCutter XCHANGE 30 which incorporates all of these features. We received FDA 510(k) clearance for the MicroCutter XCHANGE 30 and blue cartridge in January 2014 and further clearance for the white cartridge in February 2014, with an indication for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. We launched this product in Europe and the US with first sales in December 2012, and March 2014, respectively. We subsequently temporarily suspended sales in November 2014, as we shifted our focus to improve product performance based on customer feedback, and in April 2015, resumed a controlled commercial launch, primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. We continue to work on product design to further improve product performance of the blue cartridge in the same product format as the white cartridge. We have agreements for the microcutter product line with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, to facilitate direct sales of the microcutter product. Our sales strategy is to focus on building strong relationships with leading clinicians who are considered to be “thought leaders” in their institutions and surgical specialties. We work closely with a limited number of targeted clinical sites to achieve routine clinical adoption of the MicroCutter XCHANGE 30 for surgical procedures in which we believe its key features are most differentiated from existing devices. We plan to leverage the lessons learned from this initial experience and the clinical experience of these key opinion leaders to build the foundation for a broader launch. In preparation for broader, global market penetration, we signed a distribution agreement in 2011 with Century with respect to distribution of our planned microcutter products in Japan. We believe that our technology can be adapted for a variety of surgical stapling devices, including our proposed future products, the MicroCutter XCHANGE 45 and the MicroCutter FLEXCHANGE 30. These potential products are described under “Microcutter Products and Planned Future Products” below. By leveraging our technology, we believe we will expand our commercial opportunity into additional surgical markets.

•

Obtaining further U.S. and international regulatory clearance of the microcutter product line that will expand our market opportunity. In addition to existing regulatory clearances in the US and approvals in Japan, we are pursuing regulatory approval for the MicroCutter XCHANGE 30 in Canada. In the United States, to further expand the use of our MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures. This 510(k) submission has not yet received FDA clearance.

•

Establishing a strong proprietary position. As of June 30, 2015, we had 142 issued U.S. patents, of which 41 are related to our microcutter products, 66 additional U.S. patent applications, of which 47 are related to our microcutter products, 16 issued foreign patents, of which eight are related to our microcutter products, and another 35 patent applications related to microcutter products filed in selected international markets. We plan to continue to invest in building our intellectual property portfolio.

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

Market

The use of disposable devices for closing and/or cutting in both traditional and laparoscopic/thoracoscopic surgical procedures has been broadly adopted clinically in a number of surgical specialties including colorectal, bariatric, gynecologic, urologic and thoracic surgery. We recently completed an assessment by an independent market research firm of the US market for the MicroCutter XCHANGE 30 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially-available MicroCutter XCHANGE 30, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

Current Devices for Surgical Stapling

Current, conventional surgical stapling technology generally involves:

•	individually placing sets of staples in reloadable cartridges, designed for single use;

•	using a deployment tool, consisting of a handle and shaft (typically with a minimum diameter of 12 millimeters), that is reusable within a single surgical procedure;

•	using cartridges that can be loaded, following each deployment, into a receptacle at the end of the deployment tool;

•	deploying multiple U-shaped wires against a deforming surface, called an anvil, to reshape the wires into B-shaped wires and thereby connecting or sealing tissue; and

•	deploying multiple rows of staples, usually two to three rows per side, with a tissue dividing cut between the rows.

Unlike many other surgical instruments and devices, there have been few significant innovations in surgical stapling technology over the past 15 years.

Microcutter Product Development

Based upon much of the technology we developed for our cardiac surgery anastomosis products, we are developing and have begun commercialization of our MicroCutter XCHANGE 30. We believe that our endoscopic microcutter design potentially addresses many of the limitations in currently available stapling products and provides surgeons with a smaller and more effective stapling and cutting device for more minimally invasive surgical procedures. Key features of our commercially-available MicroCutter XCHANGE 30 and our planned microcutter product line include:

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

•

Device Size. By changing the technology used to form the staple, we are able to design our microcutter products to have a smaller-sized end-effector and tool shaft. Depending upon the chosen staple line length and staple height, the microcutter’s outer diameter could be as small as five millimeters. Due to its smaller size, our microcutter should enable procedures requiring minimal access, such as robot-assisted surgery and the emerging area of single incision laparoscopic surgery.

•	“Staple-On-A-Strip” Technology. We have further advanced our 3D staple technology in connection with the microcutter product line by introducing an innovative design in which 3D staples are stamped from sheet metal and left connected to a metal band that is then loaded into the cartridge. This differs from conventional technology in which individual staples are typically loaded into cartridge bays.

•

Improved Staple Formation. We have designed our microcutter products to deploy staples with significantly lower deployment forces. Reduced deployment forces potentially give the user more control during deployment. Additionally, our compact staple mechanism would allow more design space to be dedicated to the anvil, which helps to ensure favorable tissue compression. These features combine to result in more consistent staple formation.

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

Microcutter Products and Planned Future Products

We have begun a controlled commercial launch, primarily in Europe, of the MicroCutter XCHANGE 30. Once the MicroCutter XCHANGE 30 has received broad commercial acceptance, subject to regulatory clearances and sufficient funds to do so, we intend to launch a full range of surgical stapling devices that cover the needs of thoracic, pediatric, bariatric, colorectal and general surgeons as shown in the table below. These future products, if developed, would provide staple line lengths from 30 to 60 millimeters, come in shaft diameters ranging from five to ten millimeters, accommodate staple heights from 2.0 to 5.3 millimeters, articulate up to 80 degrees, and would have a cartridge-based design combined with our unique “staple-on-a-strip” technology. In addition, subject to the caveats set forth above, we intend to expand the microcutter product line by introducing products with flexible shafts to facilitate minimally invasive procedures. The following table summarizes our current and planned microcutter product line; the MicroCutter XCHANGE 30 is our only currently commercial product and the only current product we are actively developing:

MicroCutter Product Line
Product Family	Staple Line Length	Shaft	Articulation
MicroCutter XCHANGE 30	30 mm	5 mm, Rigid	Up to 80 degrees
MicroCutter XCHANGE 45	45 mm	8 mm, Rigid	Up to 80 degrees
MicroCutter XCHANGE 60	60 mm	10 mm, Rigid	Up to 45 degrees
MicroCutter FLEXCHANGE 30	30 mm	5 mm, Flexible	Up to 80 degrees

MicroCutter XCHANGE Product Family

The MicroCutter XCHANGE name refers to the current and planned group of cartridge-based microcutter products with rigid shafts that include our proprietary “staple-on-a-strip” technology. The first product in this family is the MicroCutter XCHANGE 30 with a 30 mm staple line length. This 5 mm stapling device has been developed with up to 80 degrees of articulation. We also developed and launched additional versions of the MicroCutter XCHANGE 30 including cartridges with a curved plastic tip at the distal end to facilitate surgeon vision and access for vascular surgical procedures and a version of the MicroCutter XCHANGE 30 with a shorter shaft to facilitate certain surgeries. Subsequently, the MicroCutter XCHANGE 45 and MicroCutter XCHANGE 60, with 45mm and 60mm staple line lengths, respectively, if developed, are planned to provide cartridge-based capability.

We believe that the MicroCutter XCHANGE 30 is and will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees. We initiated sales of the MicroCutter XCHANGE 30 in the European Union and in the United States, following the clearances of our 510(k) submissions to the FDA in January 2014 for use of the MicroCutter XCHANGE 30 and blue cartridge, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014, as we shifted our focus to improved performance based on surgeon feedback and in April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. While we continue this controlled commercial launch, our goal is to complete product improvements on the MicroCutter XCHANGE 30 combo device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges. To further expand the use of our MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures. This 510(k) submission has not yet received FDA clearance. We have limited the development of other products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 have been completed.

We are attempting to expand in the international market of our MicroCutter XCHANGE 30 with additional selected regualtory filings. We also submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the PMDA in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and recently received approval in August 2015, to market in Japan.

MicroCutter FLEXCHANGE Planned Product

The MicroCutter FLEXCHANGE name refers to the planned cartridge-based microcutter product with a flexible shaft that will also include our proprietary “staple-on-a-strip” technology. The only product currently planned with this feature is the MicroCutter FLEXCHANGE 30 with a 30 mm staple line length. We expect this product would be the first and only 5 mm stapling device available on the market with a flexible shaft and, if developed, would be developed with up to 80 degrees of articulation as currently there are no other products on the market that have these characteristics. This device is planned to facilitate endoscopic procedures requiring cutting and stapling.

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

Microcutter Product Sales and Marketing

Total product sales of our MicroCutter XCHANGE 30 were $0.7 million, $0.5 million and $0.2 million, for fiscal years ended June 30, 2015, 2014 and 2013, respectively, representing 23%, 14% and 5% of total revenues for fiscal years ended June 30, 2015, 2014 and 2013, respectively.

United States

We have launched the MicroCutter XCHANGE 30 to a limited number of targeted clinical sites in the United States. We plan to learn from these sites the time and training required to achieve routine clinical adoption of the MicroCutter XCHANGE 30. We will base a broader launch of the MicroCutter XCHANGE 30 on our experience from this limited product introduction. Over subsequent quarters, our plan is to hire sales representatives. As part of our controlled commercial launch, we made our first commercial sale of the MicroCutter XCHANGE 30 to a hospital in the United States in March 2014, and subsequently temporarily suspended our controlled commercial launch in November 2014, as we shifted our focus to improved performance based on surgeon feedback. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. While we continue this controlled commercial launch, our goal is to complete product improvements on the MicroCutter XCHANGE 30 combo device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges. To further expand the use of our MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures. This 510(k) submission has not yet received FDA clearance. Total U.S. product sales of our MicroCutter XCHANGE 30 systems since the March 2014 introduction were $0.5 million and $0.2 million, for fiscal years ended June 30, 2015 and 2014, respectively, representing 17% and 6% of total revenue, for the fiscal years ended June 30, 2015 and 2014, respectively.

International

We are targeting our sales and marketing efforts in Europe on selected thoracic and general surgery surgeons and hospitals. We plan to expand to other video-assisted thorascopic surgery, or VATS, hospitals and surgeons in other geographies as we gain more experience with this effort in Europe. As we are able to apply the CE Mark to additional products in our microcutter product line and are able to gain more adoption of our products, we plan to introduce these additional products to a limited number of targeted clinical sites, similar to our December 2012 introduction of our MicroCutter XCHANGE 30 in Europe. We signed a distribution agreement with Century with respect to distribution of our planned microcutter products in Japan. Century is responsible for securing regulatory approval from the Ministry of Health in Japan. After approval for marketing in Japan, we plan to sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan. In August 2013, Century filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the PMDA in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and recently received approval in August 2015, to market in Japan. We also submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada.

Total international product sales of our MicroCutter XCHANGE 30 systems were $0.2 million, $0.3 million and $0.2 million for fiscal years ended June 30, 2015, 2014 and 2013 respectively, representing 7%, 8% and 5% of total revenue, for fiscal years ended June 30, 2015, 2014 and 2013, respectively.

MicroCutter Competition

The MicroCutter XCHANGE 30 competes, and our other planned products in the microcutter product line if they receive regulatory clearance and are successfully launched would compete, in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

•	reduced product size;

•	ease of use;

•	product quality and reliability;

•	device cost-effectiveness;

•	degree of articulation;

•	surgeon relationships; and

•	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien, now part of Medtronic, currently control more than 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult and the failure to establish a market for our products would have a material adverse effect on our business. A private company, JustRight Surgical, LLC, is developing smaller surgical instruments and has announced FDA 510(k) clearance for a 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability of staple sizes and articulation compared to the MicroCutter XCHANGE 30. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

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

Our Cardiac Products

We currently market three proprietary products to perform anastomoses, the C-Port xA system, the C-Port Flex A system and the PAS-Port system. The C-Port systems automate a distal anastomosis between the graft vessel and target artery. The C-Port xA system was developed to use veins and arteries as the bypass graft vessel and received 510(k) clearance in November 2006. A new generation of the C-Port xA system, the C-Port Flex A system, designed to further enable minimally invasive CABG surgery, received 510(k) clearance in March 2007. Each of our C-Port systems has received the CE Mark for sales in Europe. As of June 30, 2015, we had sold an aggregate of nearly 14,700 units of all the versions of our C-Port systems. The PAS-Port system automates the performance of a proximal anastomosis between a graft vessel, typically a saphenous vein, and the aorta. The PAS-Port system received 510(k) clearance in September 2008 following successful completion of a prospective, international, randomized study. Our PAS-Port system also has received the CE Mark. The PAS-Port system is marketed in the United States, Europe and Japan. As of June 30, 2015, over 40,800 PAS-Port systems had been sold, primarily in Japan and the United States.

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

Cardiac Product Sales and Marketing

United States

Our cardiac products focus on the needs of cardiovascular surgeons worldwide. We have an agreement with an independent medical device manufacturers’ representatives group to sell our products domestically. We utilize this manufacturers’ representatives group who carries other cardiac surgery products, are clinically knowledgeable and are capable of training cardiac surgeons on the use of our products and proctoring initial cases in the operating room.

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

For the fiscal years ended June 30, 2015, 2014 and 2013, sales to Century accounted for approximately 28%, 29% and 29%, respectively, of our total revenue and approximately 28%, 30% and 33%, respectively, of our product sales. As of June 30, 2015, Century had trained over 700 Japanese cardiac surgeons in over 350 hospitals. Century has a direct sales organization of approximately 28 representatives who are responsible for the development of the anastomotic device market and directly contact cardiac surgeons. Century provides clinical training and support for end-users in Japan. We provide Century with promotional support, ongoing clinical training, representation at trade shows and guidance in Century’s sales and marketing efforts. Our agreement with Century pertaining to the PAS-Port system, as amended, expires in July 2019, but automatically renews for an additional five-year term if Century meets certain sales milestones. Either party may terminate this agreement if the other party defaults in performance of material obligations and such default is not cured within a specified period or if the other party becomes insolvent or subject to bankruptcy proceedings. In addition, we may terminate the agreement within 90 days following a change of control by payment of a specified termination fee.

For the fiscal years ended June 30, 2015, 2014 and 2013, sales to Herz-Und Diabeteszentrum in Germany, a customer for our C-Port and PAS-Port systems, accounted for approximately 10%, 12% and 7%, respectively, of our total revenue and approximately 10%, 12% and 8%, respectively, of our product sales.

Total product sales of our C-Port and PAS-Port systems were $2.2 million, $3.0 million and $2.9 million, for fiscal years ended June 30, 2015, 2014 and 2013, respectively. Total product sales of our C-Port and PAS-Port systems represented 74%, 83% and 83% of total revenues for fiscal years ended June 30, 2015, 2014 and 2013, respectively.

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

There are numerous potential competitors in the medical device, biotechnology and pharmaceutical industries, such as Maquet Cardiovascular LLC, formerly the cardiac surgery division of Boston Scientific Corporation, Edwards Lifesciences Corporation, Johnson & Johnson, Inc., Abbott Laboratories, which acquired an additional division of Guidant Corporation, and Medtronic, Inc., that are targeting the treatment of coronary artery disease broadly. Each of these companies has significantly greater financial, clinical, manufacturing, marketing, distribution and technical resources and experience than we have. In addition, new companies have been, and are likely to continue to be, formed to pursue opportunities in our market.

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

Manufacturing

Our manufacturing operations, sterile products manufacturing, assembly, packaging, storage and shipping, as well as our research and development laboratories and administrative activities all take place at our headquarters facility. Our lease expires on August 31, 2018, with the option to extend for a period of three years beyond the expiration date. We believe that our current facilities will be sufficient to meet our manufacturing needs for at least the next few years.

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

Research and Development

As of June 30, 2015, we had 15 employees in our research and development department. Future research and development efforts will involve development of the microcutter in a variety of formats that accommodate different staple sizes and staple line lengths and different tool form factors, such as flexible versus rigid shafts, cartridges with a curved plastic tip at the distal end to facilitate surgeon vision and access for vascular surgical procedures, and a shorter shaft to facilitate certain surgeries. We are also exploring the development of other products that can be derived from our core technology platform and intellectual property. Research and development expenses for fiscal years ended June 30, 2015, 2014 and 2013 were $7.3 million, $6.9 million and $9.1 million, respectively. We expect research and development expenses to increase slightly in absolute dollar terms in fiscal year 2016 due to the clinical trial, product testing and the tooling expenses relating to the improved MicroCutter XCHANGE 30.

Patents and Intellectual Property

We believe our competitive position will depend significantly upon our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of June 30, 2015, we had 142 issued U.S. patents, of which 41 are related to our microcutter products, 66 additional U.S. patent applications, of which 47 are related to our microcutter products, 16 issued foreign patents, of which eight are related to our microcutter products, and another 35 patent applications filed in select international markets, all of which are related to our microcutter products. Our issued patents expire between 2018 and 2033, with the issued patents related to our microcutter products expiring between 2027 and 2033.

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

510(k) Clearance Pathway. To obtain 510(k) clearance, we must submit a notification to the FDA demonstrating that our proposed device is substantially equivalent to a predicate device, i.e., a device that was in commercial distribution before May 28, 1976, a device that has been reclassified from Class III to Class I or Class II, or a 510(k)-cleared device. The FDA’s 510(k) clearance process generally takes from three to twelve months from the date the application is submitted, but can take significantly longer. If the FDA determines that the device, or its intended use, is not substantially equivalent to a previously-cleared device or use, the device is automatically placed into Class III, requiring the submission of a PMA. Any modification to a 510(k)-cleared device that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance and may even, in some circumstances, require a PMA, if the change raises complex or novel scientific issues. The FDA requires every manufacturer to make the determination regarding the need for a new 510(k) submission in the first instance, but the FDA may review any manufacturer’s decision. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or recall the device until 510(k) clearance or PMA is obtained. If the FDA requires us to seek 510(k) clearance or PMAs for any modifications, we may be required to cease marketing and/or recall the modified device, if already in distribution, until 510(k) clearance or PMA is obtained and we could be subject to significant regulatory fines or penalties. The availability of the 510(k) pathway for our product candidates and the timing and data burden required to obtain 510(k) clearance could be adversely impacted by ongoing attempts to reform the 510(k) system. Furthermore, our products could be subject to voluntary recall if we or the FDA determines, for any reason, that our products pose a risk of injury or are otherwise defective. Moreover, the FDA can order a mandatory recall if there is a reasonable probability that our device would cause serious adverse health consequences or death. Delays in receipt or failure to receive clearances or approvals, the loss of previously received clearances or approvals, or the failure to comply with existing or future regulatory requirements could reduce our sales, profitability and future growth prospects.

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

We received 510(k) clearances from the FDA in January 2014, for use of the MicroCutter XCHANGE 30 and blue cartridge, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. To further expand the use of our MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures, which 510(k) submission has not yet received clearance from FDA. The MicroCutter XCHANGE 30 may serve as the predicate device for subsequent iterations and product line extensions.

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

We engage in a variety of activities that are potentially regulated under these laws, including, for example, consulting arrangements with surgeons, grants for training and other education, grants for research, and other interactions with doctors. Failure to comply with applicable legal requirements could potentially result in substantial penalties to us and significant adverse effect on our ability to operate. Even if we structure our programs with the intent of compliance with such laws, there can be no certainty that we would not need to defend against enforcement or litigation, in light of the fact that there is significant enforcement interest in medical device manufacturers in the United States, and some of the applicable laws are quite broad in scope.

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

In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law, or PAL. Under PAL, manufacturers outside of Japan must now appoint a “primary distributor” located in Japan that holds a primary distributor license for medical devices to provide primary distribution services, including conducting quality assurance and safety control tasks for each product at the time an application for the approval of each such product is submitted to the MHLW. Century serves as the “primary distributor” for Cardica. We do not anticipate that these changes will have a material impact on our existing level of third-party reimbursement for sales of our products in Japan. Century filed for regulatory approval in August 2013, of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and recently received approval in August 2015, to market in Japan.

In Canada, medical devices are regulated by the Therapeutic Products Directorate of Health Canada (“TPD”) and are licensed for sale through submission to the TPD. The timeline for approval is similar to that of the FDA’s 510(k) process. As of January 2003, all new and existing class II, III and IV Medical Device Licenses (“MDL”) in Canada also require a valid International Organization for Standardization (ISO), 13485 or ISO 13488 Quality System Certificate from a registrar recognized by the Canadian Medical Devices Conformity Assessment System (“CMDCAS”). In late 2014, we submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30, and if we receive approval, anticipate launching it in Canada.

Employees

As of June 30, 2015, we had 44 employees, including 13 employees in manufacturing, 3 employees in sales and marketing, 5 employees in clinical, regulatory and quality assurance, 8 employees in general and administrative and 15 employees in research and development. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

Financial Information

Information regarding our revenues from external customers, our net loss and total assets is contained in the consolidated financial statements included in this report, which information is incorporated by reference here. For the specifics of our revenue by geographic location and long-lived assets, please see Note 1, “Concentrations of Credit Risk and Certain Other Risks” and “Impairment of Long-Lived Assets”, in our Notes to Consolidated Financial Statements.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of August 31, 2015:

Name	Age	Position
Bernard A. Hausen, M.D., Ph.D.	55	President, Chief Executive Officer, Chief Medical Officer and Director
Robert Y. Newell	67	Vice President, Finance and Chief Financial Officer
Liam J. Burns	49	Vice President, Sales and Marketing
Gregory P. Watson	59	Vice President, Operations

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

Gregory P. Watson joined Cardica as our Vice President of Operations in May 2015. From March 2013 to May 2015, Mr. Watson consulted for start-up and mid-stage medical device firms in various stages of commercialization to establish and scale up their manufacturing operations. From July 2010 to January 2013, Mr. Watson held the positions of vice president of manufacturing, operations and product development for Uptake Medical Corp., where he was responsible for providing leadership and direction for the product development and manufacturing areas. From 1999 to 2010, Mr. Watson served as vice president of manufacturing and product development for TherOx, Inc. From 1987 to 1999, Mr. Watson served twelve years at Baxter Healthcare Corporation where he held various positions in the cardiovascular division including director of operations, director of R&D and plant manager. He currently holds nine U.S. patents. Mr. Watson earned his B.S. in Industrial Management from California State Polytechnic University.

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

We have incurred annual net losses since our inception in October 1997. As of June 30, 2015, our accumulated deficit was approximately $189.7 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as increased sales of our commercially launched MicroCutter XCHANGE 30 in Europe and in the United States.

Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

•	achievement of broad acceptance for the MicroCutter XCHANGE 30 in Europe and in the United States, as well as any future products that we may commercialize;

•	achievement of international and U.S. regulatory clearance or approval for additional products; and

•	successful sales, manufacturing, marketing and distribution of our products.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2015, we have generated $1.4 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Sales of our products, license and development and royalties activities generated revenues of $2.9 million, $3.6 million and $3.5 million for fiscal years ended June 30, 2015, 2014 and 2013, respectively. We do not anticipate that we will generate significantly higher product sales in the next few quarters.

Our cost of product sales was 145%, 136% and 117% of our net product sales for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. We expect higher cost of product sales relative to revenue from product sales for the foreseeable future due to costs associated with commercializing our MicroCutter XCHANGE 30 . If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of June 30, 2015, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

•	the trading volume of our stock;

•	the extent to which we are able to raise additional capital in any equity or debt transaction;

•	market acceptance of our MicroCutter XCHANGE 30 in Europe and the United States once we execute the broader commercial launch;

•	market acceptance of our MicroCutter XCHANGE 30 cartridge and stapler in Japan once Century commercializes it;

•

the extent of our ongoing enhancements of the MicroCutter XCHANGE 30, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

•	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned microcutter product line;

•	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

•	market acceptance and adoption of future products that we may commercialize;

•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•

costs associated with our potential proxy contest with Broadfin Healthcare Master Fund, LTD, including costs associated with any potential litigation arising or resulting from the potential proxy contest;

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

Risks Related to Our Business

We have temporarily suspended our controlled commercial launch of our MicroCutter XCHANGE 30 combo device to focus on improving performance based on surgeon feedback, and if we are not able to improve performance then we may not be able to recommence commercial sales of our MicroCutter XCHANGE 30 combo device.

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30 combo device, a device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges, which we commercially launched in Europe in December 2012, and in the United States in March 2014 in a controlled commercial launch. In November 2014, we shifted our focus to improved performance of the MicroCutter XCHANGE 30 combo device based on surgeon feedback, and temporarily suspended our controlled commercial launch and expect that we will need to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 combo device. If we are not successful in improving the performance of the MicroCutter XCHANGE 30 combo device to meet surgeon expectations and achieving market adoption of the MicroCutter XCHANGE 30 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

The current unit costs for our products are very high, and if we are not able to bring them down we will suffer from price competition and may not become profitable.

The current unit costs for our products, based on limited manufacturing volumes, are very high and for the MicroCutter XCHANGE 30 are in excess of revenues per unit, and it will be necessary to achieve economies of scale to become profitable. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. We cannot assure you that we will be able to achieve cost reductions in the manufacture of our products and, without these cost reductions, our business may never achieve profitability.

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

We are dependent upon the commercial success of our MicroCutter XCHANGE 30 in Europe and in the United States which, if not successful, could prevent us from successfully commercializing our other potential microcutter products.

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30 combo device. If we are not successful in improving the performance of the MicroCutter XCHANGE 30 combo device and achieving market adoption of the MicroCutter XCHANGE 30 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter XCHANGE 30 in Europe, and adoption of the MicroCutter XCHANGE 30 in the United States, and our ability to expand our microcutter product line.

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

To date we have generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 since its December 2012 introduction in Europe and March 2014 introduction in the United States, following our FDA clearances for the MicroCutter XCHANGE 30 with blue staple cartridge in January 2014, and for the white staple cartridge in February 2014. During the three months ended March 31, 2015, we eliminated eight sales representatives, three of whom were selling our automated anastomotic systems and five were selling our microcutter products. We will continue to sell our automated anastomotic systems internationally through distributors and plan to sell our automated anastomotic systems through independent sales representatives in the United States. We continue to only sell our microcutter products to a select number of key hospitals in the United States and through distributors in Europe before we commercially re-launch our improved MicroCutter XCHANGE 30. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

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

We have limited clinical data regarding the safety and efficacy of the MicroCutter XCHANGE 30. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which the MicroCutter XCHANGE 30, and any future microcutter products, are adopted.

The success of the MicroCutter XCHANGE 30 and any future microcutter products depends on their acceptance by the surgical community as safe and effective.  Even if the data collected from future clinical studies or clinical experience indicates positive results, each surgeon’s actual experience with our devices outside the clinical study setting may vary. Clinical studies conducted with our initial microcutter products may involve procedures performed by thoracic, bariatric, colorectal and general surgeons who are technically proficient, high-volume surgeons. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing surgeons, which could negatively impact rates of adoption of the microcutter if launched.  In addition, any adverse experiences of surgeons using the microcutter products, or adverse outcomes to patients, may deter surgeons from using our products and negatively impact product adoption.

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

We have limited experience as a company in the sale, marketing and distribution of our products. To commercialize the MicroCutter XCHANGE 30 in the United States, we will have to improve performance of the MicroCutter XCHANGE 30 combo device based on surgeon feedback and build a sales force. Century is responsible for marketing and commercialization of cardiac and microcutter products in Japan. To promote our current and future products in the United States, Canada and Europe, we must develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors or independent sales representatives for substantially all of our sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

While we continue to improve performance of the MicroCutter XCHANGE 30 combo device based on surgeon feedback and make modifications and add features to our MicroCutter XCHANGE 30, we have suspended development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter XCHANGE 30 have been completed. Significant additional research and development and financial resources will be required to continue the development of the other products in our planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by our other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from branded, patent-protected products, as well as generic stapling products similar to currently commercially available products following expiration of patents on our competitors’ products, which could create greater price competition and decrease the revenue potential of our microcutter products. Our failure to successfully develop our other microcutter products and improvements to our MicroCutter XCHANGE 30 would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan, and to Herz-Und Diabeteszentrum in Germany. The loss of either of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For fiscal years ended June 30, 2015 and 2014, sales to Century accounted for approximately 28% and 30%, respectively, and sales to Herz-Und Diabeteszentrum accounted for approximately 10% and 12%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

We may require substantial additional capital to continue operations as currently conducted and as proposed to be conducted.

As of June 30, 2015, we had approximately $21.2 million of cash, cash equivalents and short-term investments, $4.0 million in long-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

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

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe and in the United States, we have generated minimal revenues from this launch through June 30, 2015. We only received the FDA 510(k) clearances for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures. We have not yet received FDA clearance for this 510(k) submission. The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned improvements, features and products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

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

Risks Related to Our Common Stock

If our stock price declines, our common stock may be subject to delisting from the NASDAQ Capital Market.

On December 9, 2014, we received notice from the NASDAQ Global Market that we did not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market because for 30 consecutive business days the bid price of our common stock had closed below $1.00 per share. In June 2015, we transferred the listing of our common stock to the NASDAQ Capital Market. We have until December 7, 2015, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before December 7, 2015. If we are not able to achieve compliance by December 7, 2015, we will need to cure the deficiency by effecting a reverse stock split. However, if it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our common stock will become subject to delisting. We cannot guarantee that our stock price will meet the listing requirements and therefore our common stock may be subject to delisting.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

An active and liquid trading market for our common stock may not be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

•	completion of development and commercial launch of our microcutter products, and the timing thereof;

•	our ability to maintain our listing on the NASDAQ Capital Market;

•	perceptions that we may not be able to raise capital as needed, or that investors will be substantially diluted if we do raise capital;

•	market acceptance and adoption of our products;

•	regulatory clearance or approvals of or other regulatory developments with respect to our products;

•	volume and timing of orders for our products;

•	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

•	quarterly variations in our or our competitors’ results of operations;

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

•	the announcement of new products or product enhancements by us or our competitors;

•	announcements related to patents issued to us or our competitors and to litigation;

•	developments in our industry; and

•	actions by stockholder activists.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 42% of our outstanding common stock as of June 30, 2015. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 19,147,400 shares of our common stock and, if they were to convert all of the shares of our Series A preferred stock, our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, would beneficially own approximately 52% of our outstanding common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our common stock price to decline. Our results of operations will depend upon numerous factors, including:

•	the broad commercial launch of our MicroCutter XCHANGE 30, and the timing thereof;

•	completion of development and commercial launch of our other microcutter products, and the timing thereof;

•	FDA or other regulatory clearance or approval of our products;

•	demand for our products;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis; and

•	our ability to obtain and protect proprietary rights.

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

The stock market in general, the NASDAQ Capital Market and the market for medical device companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of medical device companies have been particularly volatile. These broad market and industry factors may materially harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against that company. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could materially harm our financial condition and results of operations.

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

Broadfin Healthcare Master Fund, LTD, or Broadfin, has announced its intention to initiate a proxy contest with respect to the election of directors at our 2015 annual meeting of stockholders, or the Annual Meeting. Broadfin is proposing to solicit proxies for the purpose of voting in favor of its eight nominees for election to our board of directors, including three of our current board members. Our business, operating results or financial condition could be harmed by the potential proxy contest because, among other things:

•

responding to the potential proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition;

•

perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our board of directors, may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, cause concern to our current or potential future customers and suppliers, and may result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel and business partners;

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease approximately 30,000 square feet of office, manufacturing and laboratory space in Redwood City, California. Our monthly average rent expense is approximately $80,000 and the lease expires on August 31, 2018, with the option to extend for a period of three years beyond the expiration date. We believe that our existing facility should meet our needs for at least the next few years. Our facility is subject to periodic inspections by state and federal regulatory authorities.

Item 3. Legal Proceedings

We are not subject to any material legal proceeding.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock began trading on the NASDAQ Global Market on February 3, 2006, under the symbol “CRDC” and was transferred to the NASDAQ Capital Market in June 2015. The table below sets forth the high and low closing sales prices for our common stock for the periods indicated:

	High	Low
Fiscal Year 2015
First Quarter ended September 30, 2014	$1.29	$1.02
Second Quarter ended December 31, 2014	$1.09	$0.57
Third Quarter ended March 31, 2015	$0.74	$0.53
Fourth Quarter ended June 30, 2015	$0.61	$0.37

Fiscal Year 2014
First Quarter ended September 30, 2013	$1.50	$1.10
Second Quarter ended December 31, 2013	$1.35	$0.88
Third Quarter ended March 31, 2014	$1.61	$0.95
Fourth Quarter ended June 30, 2014	$1.30	$0.82

As of September 18, 2015, there were 83 holders of record of common stock. This number does not include the number of persons whose shares are held by a nominee or in “street name” accounts through brokers.

Preferred Stock

Our Series A Convertible Preferred Stock does not trade on a trading market, and all of our outstanding Series A Convertible Preferred Stock is held by two holders of record.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2015, we did not repurchase any equity securities.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report.

The following selected balance sheet data as of June 30, 2015 and 2014, and the statements of operations data for each of the three fiscal years in the period ended June 30, 2015, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected balance sheet data as of June 30, 2013, 2012 and 2011, and the selected statements of operations data for the fiscal years ended June 30, 2012 and 2011, has been derived from our audited financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year Ended June 30,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Statements of Operations Data:
Net revenue:
Product sales, net	$2,922	$3,505	$3,093	$3,274	$3,889
License and development revenue	—	41	336	336	9,277
Royalty revenue	68	69	70	71	77
Total net revenue	2,990	3,615	3,499	3,681	13,243
Operating costs and expenses:
Cost of product sales	4,235	4,770	3,604	3,638	3,350
Research and development	7,341	6,883	9,145	7,220	7,495
Selling, general and administrative	10,197	8,463	6,410	6,139	5,920
Total operating costs and expenses	21,773	20,116	19,159	16,997	16,765
Loss from operations	(18,783)	(16,501)	(15,660)	(13,316)	(3,522)
Interest income	56	12	15	12	21
Interest expense	(450)	(504)	(457)	(268)	(11)
Other income (expense), net	(5)	27	(35)	(3)	(5)
Net loss before income tax benefit	(19,182)	(16,966)	(16,137)	(13,575)	(3,517)
Income tax benefit	—	—	—	—	—
Net loss	$(19,182)	$(16,966)	$(16,137)	$(13,575)	$(3,517)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(1,915)	—	—	—

Net loss allocable to common stockholders	$(19,182)	$(18,881)	$(16,137)	$(13,575)	$(3,517)

Basic and diluted net loss per common share	$(0.22)	$(0.32)	$(0.40)	$(0.44)	$(0.14)
Shares used in computing basic and diluted net loss per common share	88,953	58,395	40,842	30,547	25,620

	As of June 30,
	2015	2014	2013	2012	2011
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$25,206	$42,796	$12,395	$14,645	$9,325
Working capital	21,303	39,965	12,268	13,316	8,477
Total assets	29,294	47,577	17,761	18,142	11,470
Short-term note payable	—	—	—	—	—
Long-term liabilities	5,147	4,735	4,559	4,364	433
Total stockholders’ equity	22,089	40,185	10,974	11,360	8,862

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes to those statements included elsewhere in this report. In addition to historical financial information, the following discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results and timing of selected events may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Report.

Overview

We are commercializing and developing our MicroCutter XCHANGE® 30 based on our proprietary “staple-on-a-strip” technology for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter XCHANGE® 30, which is currently commercially-available, is a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line cleared for use in the United States for specific indications for use, and in the European Union, or EU, for a broader range of indications for use. We previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, we suspended development of these additional potential products to focus solely on development of the MicroCutter XCHANGE® 30. We recently completed an assessment by an independent market research firm of the US market for the MicroCutter XCHANGE 30 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially-available MicroCutter XCHANGE 30, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014, as we shifted our focus to improved performance based on surgeon feedback. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. While we continue this controlled commercial launch, our goal is to complete product improvements on the MicroCutter XCHANGE 30 combo device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges. To further expand the use of the MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures. This 510(k) submission has not yet received FDA clearance.

We are attempting to expand in the international market of our MicroCutter XCHANGE 30 with additional selected regualtory filings. We also submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a Vectra Liquid Crystal Polymer, or LCP to IXEF Polyarylamide, or IXEF, and recently received approval in August 2015, to market in Japan. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of June 30, 2015, more than 14,700 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of June 30, 2015, more than 40,800 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2015, we have generated $1.4 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30.

For the fiscal year ended June 30, 2015, we generated net revenue of $3.0 million, including $0.7 million from commercial sales of the MicroCutter XCHANGE 30 and $0.1 million of license and development and royalty revenues, and incurred a net loss of $19.2 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for at least the next several years. We have not generated significant revenues from the MicroCutter XCHANGE 30. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If we fail to obtain broader commercial adoption of our C-Port and PAS-Port systems or achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. During the three months ended March 31, 2015, we eliminated eight sales representatives, three of whom were related to selling our automated anastomotic systems and five were for microcutter products. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. We continue to sell our microcutter products only to a select number of key hospitals in the United States and through distributors in Europe before we broadly commercially re-launch our improved MicroCutter XCHANGE 30 combo device. As such, we anticipate that our automated anastomotic systems sales revenue will slightly decrease and our microcutter product sales revenue will slightly increase in the next few quarters.

As of June 30, 2015, we had approximately $21.2 million of cash, cash equivalents and short-term investments, $4.0 million in long-term investments and $4.0 million of debt principal outstanding. In April 2014, we sold 37,375,000 shares of our common stock at $0.85 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of our common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the our common stock then outstanding unless the holder gives us at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to us were approximately $44.6 million.

We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the continued development of the MicroCutter XCHANGE 30, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or any future products that we may develop or commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Agreements with Intuitive Surgical

On August 16, 2010, we entered into a license agreement, or License Agreement, with Intuitive Surgical Operations, Inc., or Intuitive Surgical, pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million. We are also eligible to receive single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by our patent rights as well as on sales of certain other products covered by our patent rights that may be developed in the future, if any.  Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy.  Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and, except in the case of termination for our uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well.  Under the License Agreement, Intuitive Surgical has rights to improvements in our technology and intellectual property over a specified period of time.

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $0, $41,000 and $0.3 million have been recorded as license and development revenue for the fiscal years ended June 30, 2015, 2014 and 2013, respectively, and there was no deferred revenue as of June 30, 2015.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with MLV

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent. As of June 30, 2015, we received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV. During the fiscal year ended June 30, 2015, we did not sell any shares of common stock through MLV and the ATM agreement expired on August 2, 2014. During fiscal year ended June 30, 2014, we received net proceeds of $0.4 million from the sale of an aggregate of 439,163 shares of common stock through MLV.

Resignation of Chief Executive Officer

On August 6, 2015, we announced that Bernard A. Hausen, M.D., Ph.D., has informed the Board of Directors that he will step down as chief executive officer, president and as a member of the Board of Directors. By request of the Company, Dr. Hausen has agreed to stay on in his role as president and chief executive officer and a director for a transition period expected to be completed by December 31, 2015. Until that time, Dr. Hausen will continue to perform the duties assigned to him by the Board of Directors, and his compensation during this transition period will remain the same. In addition, provided that Dr. Hausen signs a liability release in favor of the Company, Dr. Hausen will receive, as severance benefits following the termination of his employment with the Company, twelve months base salary, reimbursement of up to 18 months of COBRA premiums for his health care, and accelerated vesting of all of his equity awards.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

We believe that the following critical accounting policies are the most critical to an understanding of our consolidated financial statements because they require us to make significant judgments and estimates that are used in the preparation of our consolidated financial statements.

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

We record product sales net of estimated product returns and discounts from the list prices for our products. The amounts of product returns and the discount amounts have not been material to date. Our sales to distributors do not include price protection. We include shipping and handling costs in cost of product sales.

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

We selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The expected term of options granted is determined using the standard method. Under this approach, we estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. The expected volatility is based on our historical stock price. We estimate forfeitures in calculating the expense related to stock-based compensation. We recorded fair value-based stock-based compensation expense of $1.1 million, or $ 0.01 per share, $1.0 million, or $0.02 per share, and $0.9 million, or $0.02 per share, for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Results of Operations

Comparison of Fiscal Years ended June 30, 2015 and 2014

Net Revenue. Net revenue decreased $0.6 million, or 17%, to $3.0 million in fiscal year 2015 compared to $3.6 million in fiscal year 2014.

Net product sales decreased $0.6 million, or 17%, to $2.9 million in fiscal year 2015 compared to $3.5 million in fiscal year 2014. The decrease of product sales for the fiscal year ended June 30, 2015, was primarily attributable to lower PAS-Port and C-Port systems sales in the United States and international markets, due to the elimination of the cardiac sales team, offset in part by higher MicroCutter XCHANGE 30 sales.

For fiscal years 2015 and 2014, sales to Century, our distributor in Japan, accounted for approximately 28% and 30%, respectively, of our total product sales. For the fiscal years ended June 30, 2015 and 2014, sales to Herz-Und Diabeteszentrum in Germany accounted for approximately 10% and 12%, respectively, of our product sales.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue decreased $42,000, or 38%, to $68,000 in fiscal year 2015 compared to $0.1 million in fiscal year 2014. The decrease was primarily attributable to the end of the three years amortization of the license and development agreement with Intuitive Surgical.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $0.6 million, or 11%, to $4.2 million in fiscal year 2015 compared to $4.8 million in fiscal year 2014.

The decrease in cost of product sales in fiscal year 2015 compared to fiscal year 2014 is primarily driven by lower product cost related to the lower PAS-Port and C-Port systems sales in the United States and Europe in fiscal 2015.

Our cost of product sales was 145% and 136% of our net product sales in fiscal years 2015 and 2014, respectively, largely associated with our MicroCutter XCHANGE 30 product line capacity utilization. The production capacity and infrastructure has been put in place in anticipation of future growth of our microcutter products.

We expect higher costs relative to product sales for the next few years due to the planned commercialization of our microcutter product line.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $0.4 million, or 7%, to $7.3 million in fiscal year 2015 compared to $6.9 million in fiscal year 2014.

The increase in research and development expenses in fiscal year 2015 compared to fiscal year 2014 was attributable to an increase of $0.5 million of material purchases and clinical study expenses relating to the improved MicroCutter XCHANGE 30, partially offset by lower salaries and benefits expenses of $0.1 million due to lower staff levels.

We anticipate that research and development expenses will increase modestly in absolute terms in fiscal year 2016 due to clinical trial, product testing and tooling expenses related to the improved MicroCutter XCHANGE 30.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased by $1.7 million, or 20%, to $10.2 million in fiscal year 2015 compared to $8.5 million in fiscal year 2014.

The net increase in selling, general and administrative expenses in fiscal year 2015 compared to fiscal year 2014 was primarily attributable to an increase in professional outside service expenses of $1.0 million mainly related to the shareholder activist proxy contest for the 2014 annual meeting, an increase in salaries and benefits expenses of $0.6 million and an increase in noncash stock compensation expenses of $0.1 million, mainly due to the expanded bonus plan to include manager-level employees and the severance expenses relating to headcount reductions, partially offset by a decrease in microcutter demonstration and sample expenses of $0.1 million due to temporarily suspending our controlled commercial launch of the MicroCutter XCHANGE 30 in November 2014. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges.

We expect selling, general and administrative expenses to decrease slightly in absolute terms in fiscal year 2016 due to the reduction in headcount of approximately 13% of our total employees in the quarter ended March 31, 2015, and the resolution of the 2014 annual proxy contest .

Interest Income. Interest income increased by $44,000, or 367%, to $56,000 for fiscal year 2015 from $12,000 for fiscal year 2014. The increase in interest income in fiscal year 2015 was primarily attributable to higher cash available for investments.

Interest Expense. Interest expense decreased by $0.1 million to $0.4 million for fiscal year 2015 from $0.5 million in fiscal year 2014. The decrease in interest expense was due to the interest, and the loan modification with a lower annual rate of 16.9% as compared to the original rate of 17.4% relating to the accretion of debt discount, on our note payable to Century, which we issued in September and December 2011. We expect interest expense to increase in future periods as the note payable is scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $1.9 million in fiscal year ended June 30, 2014, relating to the issuance of our issued and outstanding Series A Convertible Preferred Stock, representing a one-time beneficial conversion charge due to the difference between the common stock price and conversion price on the closing date of our public offering in April 2014.

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

Research and Development Expenses. Research and development expenses decreased by $2.2 million, or 25%, to $6.9 million in fiscal year 2014 compared to $9.1 million in fiscal year 2013.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.1 million, or 32%, to $8.5 million in fiscal year 2014 compared to $6.4 million in fiscal year 2013.

The net increase in selling, general and administrative expenses in fiscal year 2014 compared to fiscal year 2013 was primarily attributable to an increase in microcutter demonstration and sample expenses of $1.1 million related to sales training, an increase in salaries and benefits expenses of $0.6 million and an increase in noncash stock compensation expenses of $0.2 million, mainly due to higher bonus percentage payout based on milestone achievements and the four additions in our sales force, and an increase in travel expenses of $0.2 million related to the MicroCutter XCHANGE 30 introduction in the United States.

Interest Income. Interest income decreased by $3,000, or 20%, to $12,000 for fiscal year 2014 from $15,000 for fiscal year 2013. The decrease in interest income in fiscal year 2014 was primarily attributable to lower cash available for investments.

Interest Expense. Interest expense increased by $47,000 to $0.5 million for fiscal year 2014 from $0.4 million in fiscal year 2013. The increase in interest expense was due to the interest, including the accretion of debt discount, on our note payable to Century, which we issued in September and December 2011, as the net debt balance increases due to the effective interest method.

Deemed dividend related to beneficial conversion feature of convertible preferred stock. We recorded a deemed dividend of $1.9 million in fiscal year ended June 30, 2014, relating to the issuance of our issued and outstanding Series A Convertible Preferred Stock, representing a one-time beneficial conversion charge due to the difference between the common stock price and conversion price on the closing date of our public offering in April 2014.

Income Taxes

Due to uncertainty surrounding the realization of our deferred tax assets through future taxable income, we have provided a full valuation allowance, and no benefit has been recognized for our net operating losses and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2015 and 2014, to reflect these uncertainties. At June 30, 2015, we had unrecognized tax benefits of $1.1 million, which would not currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance.

As of June 30, 2015, we had net operating loss carry-forwards to reduce future taxable income, of approximately $171.0 million for federal income tax purposes and $108.4 million available to reduce future taxable income, if any, for state income taxes. The net operating loss carry-forwards begin to expire in the fiscal year 2019. We also had federal and state research and development credit carry-forwards of approximately $1.8 million and $3.8 million, respectively, at June 30, 2015. The federal credits begin to expire in fiscal year 2021 if not utilized. The California state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credits begin to expire in fiscal year 2024. We have completed a study of our tax attributes under Section 382 of the Internal Revenue Code of 1986 through June 30, 2010, which resulted in significant limitations on our net operating loss and credit carry-forwards prior to utilization. The related reductions are reflected in the carry-forward amounts discussed above. The most recent analysis of our historical ownership changes was completed in 2014. Due to IRC Section 382 and 383 limitations, we only account for net operating loss and tax credit carry-forwards as deferred tax assets where we reasonably expect that these losses and carry-forwards can be utilized in future periods

Liquidity and Capital Resources

As of June 30, 2015, our accumulated deficit was $189.7 million. As of June 30, 2015, we had cash, cash equivalents, and short-term investments of $21.2 million, and $4.0 million in long-term investments, compared to cash, cash equivalents, and short-term investments of $40.5 million and $2.3 million in long-term investments at June 30, 2014. We currently invest majority of our cash, cash equivalents, short-term and long-term investments in money market funds, corporate debt and commercial paper securities. As of June 30, 2015 and 2014, we had $4.0 million debt principal outstanding. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements.

In April 2014, we completed the sale of 37,375,000 shares of our common stock at a price to the public of $0.85 per share and 191,474 shares of Series A Convertible Preferred Stock at a price to the public of $85 per share. Net proceeds from the financing to us were approximately $44.6 million. On March 20, 2013, we completed the sale of 14,251,368 shares of our common stock at a price to the public of $1.05 per share. Net proceeds from the financing to us were $14.0 million. In February 2012, we completed the sale of 9,091,000 shares of our common stock in an underwritten public offering at a price to the public of $1.65 per share. Net proceeds from that financing to us were $13.9 million. We have also sold stock through various agreements with other entities. As of June 30, 2015, we received net proceeds of $1.2 million from the sale of 884,756 shares of our common stock through McNicoll Lewis & Vlak LLC, or MLV, pursuant to an ATM agreement, which agreement expired in August 2014. In addition, in December 2010, we entered into a purchase agreement with Aspire Capital, which provided for the sale of our common stock subject to the conditions set forth in that agreement, which agreement terminated in February 2013. Through the termination date, we had raised $4.4 million of capital through the sale of 1,350,000 shares of our common stock under that purchase agreement; all of the capital raised under that purchase agreement had been raised prior to June 30, 2012.

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

Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note, as amended, bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million, and the additional $0.5 million due to the two years extension, were allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan. In August 2013, Century filed for regulatory approval of our MicroCutter XCHANGE 30 cartridge with the Pharmaceuticals and Medical Devices Agency in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and recently received approval in August 2015, to market in Japan.

On November 11, 2010, we entered into an amendment, or Lease Amendment, to our facility lease. Pursuant to the Lease Amendment, the term of the lease is extended four years, through August 31, 2015, and we were granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance was recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, we entered into another amendment, or Second Lease Amendment, to our facility lease. Pursuant to the Second Lease Amendment, the term of the lease is extended by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, we were granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by us during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease we were required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed balance sheets as of June 30, 2015, related to this letter of credit.

Summary cash flow data is as follows:

	Fiscal Year Ended June 30,
	2015	2014	2013
	(In thousands)
Net cash used in operating activities	$(16,426)	$(13,808)	$(14,865)
Net cash used in investing activities	(798)	(12,174)	(2,063)
Net cash provided by (used in) financing activities	(65)	45,162	14,829

Our net use of cash in operating activities for fiscal year 2015 was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development and commercialization efforts related to our MicroCutter XCHANGE 30, an increased in inventories of $0.3 million due to the temporary hold on the MicroCutter XCHANGE 30 sales in November 2014, and a decrease in accounts receivable of $0.3 million due to lower C-Port and PAS-Port systems sales. Our net use of cash in operating activities for fiscal year 2014 was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development and commercialization efforts related to our MicroCutter XCHANGE 30, partially offset by a decreased inventories of $0.4 million due to design changes and MicroCutter XCHANGE 30 sales which directly resulted in an increase in accounts receivable of $0.3 million. Our net use of cash for fiscal year 2013 was primarily attributable to our net loss adjusted for non-cash items, partially offset by an increase in inventories of $0.9 million due to our microcutter product builds, and a decrease in deferred revenue of $0.3 million due to the Intuitive Surgical arrangement.

Net cash used in investing activities of $0.8 million for fiscal year 2015, reflects purchases of property and equipment of $0.7 million mainly related to tools and molds modifications purchased for our microcutter development as well as a net purchases of investments of $0.1 million. Net cash used in investing activities of $12.2 million for fiscal year 2014, reflects purchases of property and equipment of $0.8 million mainly related to tools and molds modifications purchased for our microcutter development as well as a net purchases of investments of $11.4 million. Net cash used in investing activities of $2.1 million for fiscal year 2013, reflects purchases of property and equipment of $ 2.1 million mainly related to tools and molds modifications purchased for our microcutter.

Net cash used in financing activities of $0.1 million for fiscal year 2015, was the residual issuance costs related to April 2014 offering. Net cash provided by financing activities of $45.2 million for fiscal year 2014, was due primarily to the net proceeds of $44.7 million received from our public stock offering in April 2014, and an aggregate net proceeds of $0.4 million received from the sale of shares of common stock through MLV. Net cash provided by financing activities of $14.8 million for fiscal year 2013, was due primarily to the net proceeds of $14.0 million received from our common stock offering in March 2013, aggregate net proceeds of $0.8 million received from the sale of shares of common stock through MLV and proceeds from the exercise of options of $88,000.

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

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

•	the extent to which we are able to raise additional capital in any equity or debt transaction;

•	market acceptance of our MicroCutter XCHANGE 30 in Europe and in the United States once we execute the broader commercial launch;

•

our success in obtaining regulatory approval from the Pharmaceuticals and Medical Devices Agency of our MicroCutter XCHANGE 30 cartridge in Japan and the timing of such approval, and market acceptance of our MicroCutter XCHANGE 30 cartridge in Japan if such approval is obtained;

•

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

•

costs associated with our potential proxy contest with Broadfin Heathcare Master Fund, LTD, including costs associated with any potential litigation arising or resulting from the potential proxy contest;

•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof; and

•	the effects of competing technological and market developments.

As part of our controlled commercial launch of the MicroCutter XCHANGE 30 in Europe and in the United States, we made our first sales in December 2012 and March 2014, respectively. We have agreements for the microcutter product line with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, to facilitate direct sale of the microcutter product. We intend to continue to make enhancements to the MicroCutter XCHANGE 30 before continuing our efforts to develop other products in our planned microcutter product line. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of either of these products or any other products in our planned microcutter product line. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for at least the next few years, if at all, we may need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the 12 months, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Broadfin Healthcare Master Fund, LTD, or Broadfin, has announced its intention to initiate a proxy contest with respect to the election of directors at our 2015 annual meeting of stockholders, or the Annual Meeting. Broadfin is proposing to solicit proxies for the purpose of voting in favor of its eight nominees for election to our board of directors, including three of our current board members. Responding to the potential proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition. Further, we have incurred, and will continue to incur, expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to the potential proxy contest, which may include related litigation, which costs may be substantial.

Contractual Obligations

Our future contractual obligations at June 30, 2015, were as follows (in thousands):

Fiscal Year Ending June 30,	Operating lease obligations	Purchase commitments	Note payable, including interest	Total
2016 (7/1/2015 – 6/30/2016)	$932	$802	$200	$1,934
2017 – 2018 (7/1/2016 – 6/30/2018)	2,033	—	400	2,433
2019 – 2020 (7/1/2018 – 6/30/2020)	173	—	4,050	4,223
Total	$3,138	$802	$4,650	$8,590

This compares to future contractual obligations at June 30, 2014, of $5.9 million.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which provides guidance on whether a cloud computing arrangement includes a software license to a customer of such an arrangement. If a cloud computing arrangement includes a software license, a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, otherwise the customer should account for the arrangement as a service contract. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The standard can be applied prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The adoption of this guidance is not expected to have an impact on our consolidated financial statements and disclosures.

In April 2015, the FASB issued an accounting standard update which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The standard will be applied retrospectively to each prior period presented.  We will be evaluating the impact of the adoption of this guidance on our consolidated balance sheets.

In February 2015, the FASB issued an amendment to the accounting standard regarding the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material effect on our consolidated financial statements or disclosures.

In August 2014, the FASB issued an accounting standard update related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The new standard is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. Early application is permitted. We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 was effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be our fiscal year 2018 (beginning July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. However, in July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods beginning after December 15, 2017, which will be our fiscal year 2019 (beginning July 1, 2018). The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had cash, cash equivalents, short-term and long-term investments of $25.2 million at June 30, 2015, compared to $42.8 million at June 30, 2014. These amounts were invested primarily in money market funds and marketable securities and are held for working capital purposes. The marketable securities were invested primarily in corporate debt securities and commercial papers. We do not enter into investments for trading or speculative purposes. We do not believe that a 10% drop in interest rates would have a material effect on the fair value of our marketable securities due to the short-term nature of these instruments. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Cardica, Inc.

We have audited the accompanying consolidated balance sheets of Cardica, Inc. as of June 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cardica, Inc. at June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ BDO USA, LLP

San Jose, California

September 25, 2015

Cardica, Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2015	2014
Assets
Current assets
Cash and cash equivalents	$8,264	$25,553
Short-term investments	12,972	14,928
Accounts receivable	424	706
Inventories	1,391	1,086
Prepaid expenses and other current assets	310	349
Total current assets	23,361	42,622
Property and equipment, net	1,859	2,536
Long-term investments	3,970	2,315
Restricted cash	104	104
Total assets	$29,294	$47,577
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$699	$847
Accrued compensation	434	899
Other accrued liabilities	522	437
Current portion of deferred rent	—	71
Current portion of deferred revenue	403	403
Total current liabilities	2,058	2,657

Deferred revenue, net of current portion	2,125	1,610
Note payable	2,828	3,092
Other non-current liabilities	194	33
Total liabilities	7,205	7,392

Commitments and contingencies (Note 5)
Stockholders’ equity
Preferred stock, $0.001 par value: 5,000,000 shares authorized; 191,474 shares issued and outstanding at June 30, 2015 and 2014	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized; 89,021,443 and 89,005,443 shares issued and 88,955,216 and 88,939,216 shares outstanding at June 30, 2015 and 2014, respectively	89	89
Additional paid-in capital	195,099	194,015
Treasury stock at cost (66,227 shares at June 30, 2015 and 2014)	(596)	(596)
Accumulated other comprehensive loss	(8)	(10)
Accumulated deficit	(189,709)	(170,527)
Total stockholders’ equity	22,089	40,185
Total liabilities and stockholders’ equity	$29,294	$47,577

See accompanying notes to financial statements.

Cardica, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2015	2014	2013
Net revenue
Product sales, net	$2,922	$3,505	$3,093
License and development revenue	—	41	336
Royalty revenue	68	69	70
Total net revenue	2,990	3,615	3,499

Operating costs and expenses
Cost of product sales	4,235	4,770	3,604
Research and development	7,341	6,883	9,145
Selling, general and administrative	10,197	8,463	6,410
Total operating costs and expenses	21,773	20,116	19,159

Loss from operations	(18,783)	(16,501)	(15,660)

Interest income	56	12	15
Interest expense	(450)	(504)	(457)
Other income (expense), net	(5)	27	(35)
Net loss before income tax	$(19,182)	$(16,966)	$(16,137)
Income tax benefit	—	—	—
Net loss	$(19,182)	$(16,966)	$(16,137)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(1,915)	—
Net loss allocable to common stockholders	$(19,182)	$(18,881)	$(16,137)

Basic and diluted net loss per share allocable to common stockholders	$(0.22)	$(0.32)	$(0.40)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	88,953	58,395	40,842

See accompanying notes to financial statements.

Cardica, Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013
Net loss	$(19,182)	$(16,966)	$(16,137)
Other comprehensive loss:
Change in unrealized loss on investment	2	(5)	—
Comprehensive loss	$(19,180)	$(16,971)	$(16,137)

See accompanying notes to financial statements.

Cardica, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	loss	Deficit	Equity
Balance at June 30, 2012	—	$—	36,511,388	$37	$149,348	$(596)	$(5)	$(137,424)	$11,360
Issuance of common stock upon exercise of employee stock options for cash	—	—	10,518	—	88	—	—	—	88
Issuance of common stock upon release of restricted share units	—	—	48,000	—	—	—	—	—	—
Sale of common stock, Wedbush net of financing costs of $1.0 million	—	—	14,251,368	14	13,998	—	—	—	14,012
Sale of common stock, Aspire returned commitment shares	—	—	(166,759)	—	—	—	—	—	—
Sale of common stock, MLV net of financing costs $25,000	—	—	414,099	—	729	—	—	—	729
Stock-based compensation expense	—	—	—	—	922	—	—	—	922
Net loss	—	—	—	—	—	—	—	(16,137)	(16,137)

Balance at June 30, 2013	—	—	51,068,614	51	165,085	(596)	(5)	(153,561)	10,974
Issuance of common stock upon release of restricted share units	—	—	122,666	—	—	—	—	—	—
Sale of common stock, net of issuance costs of $2.3 million	—	—	37,375,000	38	29,375	—	—	—	29,413
Sale of preferred stock, net of issuance costs of $1.0 million	191,474	15,299	—	—	—	—	—	—	15,299
Deemed dividend related to beneficial conversion feature of Series A preferred stock	—	1,915	—	—	(1,915)	—	—	—	—
Sale of common stock, MLV net of issuance costs $51,000	—	—	439,163	—	450	—	—	—	450
Stock-based compensation expense	—	—	—	—	1,020	—	—	—	1,020
Net loss	—	—	—	—	—	—	—	(16,966)	(16,966)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	(5)	—	(5)
Balance at June 30, 2014	191,474	17,214	89,005,443	89	194,015	(596)	(10)	(170,527)	40,185

Issuance of common stock upon release of restricted share units	—	—	16,000	—	—	—	—	—	—
Sale of common stock, net of issuance costs of $0.1 million	—	—	—	—	(65)	—	—	—	(65)
Stock-based compensation expense	—	—	—	—	1,149	—	—	—	1,149
Net loss	—	—	—	—	—	—	—	(19,182)	(19,182)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	2	—	2
Balance at June 30, 2015	191,474	$17,214	89,021,443	$89	$195,099	$(596)	$(8)	$(189,709)	$22,089

See accompanying notes to consolidated financial statements.

Cardica, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2015	2014	2013
Operating activities
Net loss	$(19,182)	$(16,966)	$(16,137)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	1,255	1,387	1,154
Amortization of premiums on marketable securities	437	126	135
Loss on disposal or retirement of property and equipment	86	60	68
Stock-based compensation expense on grants of stock awards to non-employees	65	107	65
Stock-based compensation expense on grants of stock awards to employees	1,084	913	857
Allowance for doubtful account	—	(33)	33
Non cash interest expense	251	304	256
Changes in assets and liabilities
Accounts receivable	282	(282)	(125)
Prepaid expenses and other current assets	39	(96)	(39)
Inventories	(305)	371	(881)
Accounts payable and other accrued liabilities	(101)	171	(86)
Accrued compensation	(465)	299	190
Deferred revenue	—	(41)	(336)
Other non-current liabilities	128	(128)	(19)
Net cash used in operating activities	(16,426)	(13,808)	(14,865)
Investing activities
Purchases of property and equipment	(664)	(822)	(2,079)
Proceeds from maturities of investments	30,334	8,648	10,082
Purchases of investments	(30,468)	(20,000)	(10,066)
Net cash used in investing activities	(798)	(12,174)	(2,063)
Financing activities
Proceeds from sales of convertible preferred stock, net of issuance costs	—	15,299	—
Proceeds from sales of common stock, net of issuance costs	(65)	29,863	14,741
Proceeds from issuance of common stock pursuant to the exercise of stock options	—	—	88
Net cash (used in) provided by financing activities	(65)	45,162	14,829
Net increase (decrease) in cash and cash equivalents	(17,289)	19,180	(2,099)
Cash and cash equivalents at beginning of year	25,553	6,373	8,472
Cash and cash equivalents at end of year	$8,264	$25,553	$6,373

Supplemental disclosure of cash flow information
Cash paid for interest	$200	$200	$200

Supplemental disclosure of non-cash investing and financing information
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$—	$1,915	$—

Supplemental disclosure of non-cash information
Incremental debt discount relating to note extension	$515	$—	$—

See accompanying notes to financial statements.

Cardica, Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Cardica, Inc. ( the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company is commercializing and developing a commercializing and developing the MicroCutter XCHANGE® 30 based on its proprietary “staple-on-a-strip” technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter XCHANGE® 30, which is currently commercially-available, is a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line currently approved for use in the United States for specified indications of use, and in the European Union, or EU, for a broader range of specified indications of use. The Company previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, the Company suspended development of these additional potential products to focus solely on development of the MicroCutter XCHANGE® 30.

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended its controlled commercial launch in November 2014, as the Company shifted its focus to improved performance based on surgeon feedback. In April 2015, the Company resumed its controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. While the Company continues this controlled commercial launch, the Company’s goal is to complete product improvements on the MicroCutter XCHANGE 30 combo device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges. To further expand the use of the MicroCutter XCHANGE 30, the Company submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures. This 510(k) submission has not yet received FDA clearance.

The Company is attempting to expand in the international market of its MicroCutter XCHANGE 30 with additional selected regualtory filings. The Company also submitted the MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and, if the Company receives approval, anticipate launching it in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and recently received approval in August 2015, to market in Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2015, the Company generated $1.4 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30.

For the years ended June 30, 2015, 2014 and 2013, the Company generated $0.7 million, $0.5 million and $0.2 million, respectively of net product revenues from the commercial sales of the MicroCutter XCHANGE 30.

Liquidity

The Company has incurred cumulative net losses of $189.7 million through June 30, 2015, negative cash flows from operating activities and expects to incur losses for the next several years. As of June 30, 2015, the Company had approximately $21.2 million of cash, cash equivalents and short-term investments, $4.0 million in long-term investments and $4.0 million of debt principal outstanding. The Company believes that its existing cash, cash equivalents, short-term and long-term investments, will be sufficient to meet its anticipated cash needs to enable the Company to conduct its business substantially as currently conducted for at least the next 12 months. The Company would be able to extend this time period to the extent that it decreases its planned expenditures, or raises additional capital.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Cardica, Inc. and its wholly-owned subsidiary in Germany. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The Company’s foreign operations are subject to exchange rate fluctuations and foreign currency costs. The functional currency of the German subsidiary is the United States dollar. Transactions and balances denominated in dollars are presented at their original amounts. Monetary assets and liabilities denominated in currencies other than the dollar are re-measured at the current exchange rate prevailing at the balance sheet date. All transaction gains or losses from the re-measurement of monetary assets and liabilities are included in the consolidated statements of operations within other income (expense).

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could materially differ from these estimates.

Reclassification

During fiscal year 2015, the Company identified that it had not appropriately classified $20.2 million of short-term investments as cash equivalents for the fiscal year ended June 30, 2014. Accordingly, the Company reclassified $20.2 million of short-term investments to cash equivalents for the year ended June 30, 2014 as these investments had an active market and original maturity dates of 90 days or less upon purchase. The reclassification resulted in the following changes to the June 30, 2014 consolidated financial statements: a decrease in net cash used in investing activities by $20.2 million in the Consolidated Statements of Cashflows; decrease in money market funds of $17.7 million, corporate debt securities of $1.0 million and commercial paper of $1.5 million from the available-for-sale securities as disclosed in Note 1 to the Consolidated Financial Statements; increase in cash equivalents and decrease in short-term investments by $20.2 million as disclosed in Note 2 to the Consolidated Financial Statements. The misclassification had no effect on previously reported results of operations, total assets or accumulated deficit.

Cash and Cash Equivalents

The Company’s cash and cash equivalents are maintained in checking, money market, commercial paper and corporate debt securities investment accounts. The Company considers all highly liquid investments with maturities remaining on the date of purchase of three months or less to be cash equivalents.

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

The Company held investments in marketable securities as of June 30, 2015 and 2014, with maturity dates of less than one year for short-term and greater than one year for long-term. The Company records its marketable securities at fair value and classifies them as available-for-sale. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. Unrealized gains or losses on available-for-sale securities are classified as other comprehensive income or loss and reported as a separate component of stockholders’ equity until realized.

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

Investments are summarized as follows (in thousands):

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$12,978	$—	$(6)	$12,972
Corporate debt securities – Long-term	3,972	—	(2)	3,970

Total	$16,950	$—	$(8)	$16,942

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$13,434	$—	$(6)	$13,428
Commercial paper - Short-term	1,500	—	—	1,500
Corporate debt securities – Long-term	2,319	—	(4)	2,315

Total	$17,253	$—	$(10)	$17,243

 Restricted Cash

Under an operating lease for its facility in Redwood City, California, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million at June 30, 2015 and 2014, has been recorded as restricted cash in the accompanying balance sheets, related to the letter of credit (see Note 5).

A certificate of deposit of $4,000 at June 30, 2015 and 2014, has been recorded as restricted cash in the accompanying balance sheets related to the deposit on the Company’s merchant credit card.

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

Net revenue by geographic location:

	Fiscal Year Ended June 30,
	2015	2014	2013
United States	50%	45%	53%
Japan	28%	29%	29%
Germany	14%	15%	11%
Rest of world	8%	11%	7%

Sales revenue by product line:

	Fiscal Year Ended June 30,
	2015	2014	2013
Microcutter	$684	$488	$176
Cardiac (automated anastomotic systems)	2,238	3,017	2,917
Total	$2,922	$3,505	$3,093

The following table illustrates concentrations of credit risk for the periods presented.

	Percent of Total Net Revenue for Fiscal Year Ended June 30,			Percent of Total Accounts Receivable as of June 30,
	2015	2014	2013	2015	2014
Century Medical	28%	29%	29%	46%	35%
Herz-Und Diabeteszentrum	10%	12%	7%	—	8%

As of June 30, 2015, 2014 and 2013, and for the years then ended, no other customer accounted for equal to or greater than 10% of net revenue or account receivable balances. The Company does not believe that accounts receivable from Century Medical and Herz-Und Diabeteszentrum represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. All long-lived assets are in the United States, and through June 30, 2015, there have been no indications of impairment; therefore, the Company has recorded no such losses.

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

The Company records product sales net of estimated product returns and discounts from the list prices for its products. The amounts of product returns and the discount amounts have not been material to date. The Company’s sales to distributors do not include price protection.

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

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2015.

Segments

The Company operates in a single reporting segment. Management uses one measurement of profitability and does not segregate its business for internal reporting purposes.  All of the Company’s long-lived assets are maintained in the United States.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding for the period without consideration of potential common shares. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of common shares and dilutive potential common share equivalents outstanding for the period less the dilutive potential common shares for the period determined using the treasury-stock method. Dilutive potential common share equivalents are excluded from the computation of net loss per share in the loss periods as their effect would be antidilutive. For purposes of this calculation, options, warrants and underlying convertible preferred shares to purchase stock and unvested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

In the years the Preferred Stock was outstanding, the two-class method was used to calculate basic and diluted earnings (loss) per common share since it is a participating security under ASC 260 Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic earnings (loss) per common share is computed by dividing net earnings (loss) attributable to common share after allocation of earnings to participating securities by the weighted-average number of common shares outstanding during the year. Diluted earnings (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company. The following table summarizes the dilutive impact of Preferred Stock for the year it was outstanding and the potential dilution that could occur if options to acquire common stock were exercised or if restricted stocks have fully vested, and reconciles the weighted-average common shares outstanding used in the computation of basic and diluted earnings per share.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2015	2014	2013
Numerator:
Net loss	$(19,182)	$(16,966)	$(16,137)

Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	(1,915)	—
Net loss allocable to common stockholders	$(19,182)	$(18,881)	$(16,137)

Denominator:
Weighted-average shares outstanding allocable to common stockholders	88,953	58,395	40,842
Denominator for basic and diluted net loss per share allocable to common stockholders	88,953	58,395	40,842
Basic and diluted net loss per share allocable to common stockholders	$(0.22)	$(0.32)	$(0.40)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation for the fiscal years ended June 30, 2015, 2014 and 2013, because their effect would be antidilutive (in thousands):

	As of June 30,
	2015	2014	2013
Options to purchase common stock	4,556	5,601	3,936
Non-vested restricted stock units and awards	190	16	46
Shares reserved for issuance upon conversion of Series A Preferred	19,147	19,147	—
Warrants	—	3,991	3,991
	23,893	28,755	7,973

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Fiscal Year Ended June 30,
	2015			2014			2013
Risk-free interest rate	0.21%	–	1.65%	0.91%	–	1.49%	0.44%	–	0.74%
Dividend yield		—			—			—
Weighted-average expected life (years)	4.3	–	4.9	3.8	–	4.6	3.8	–	4.6
Volatility	65%	–	72%	66%	–	80%	78%	–	88%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $1.1 million, or $0.01 per share, $0.9 million, or $0.02 per share, and $0.9 million, or $0.02 per share for the fiscal years ended June 30, 2015, 2014 and 2013, respectively. The Company did not record any stock-based compensation expenses under ASC 505-50 for fiscal year ended June 30, 2015. The Company recorded stock-based compensation expenses under ASC 505-50 of $0.1 million, or $0 per share for fiscal years ended June 30, 2014 and 2013. In December 2014, the Company cancelled certain options granted to employees in excess of the stock plan limits, which resulted in the recognition of $0.2 million of unamortized expense recorded as stock-based compensation expenses.

Total compensation expense related to unvested awards not yet recognized is approximately $0.6 million at June 30, 2015, and is expected to be recognized over a weighted average period of 3 years.

Included in the statement of operations is the following non-cash stock-based compensation expense for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Cost of product sales	$63	$117	$88
Research and development	183	133	236
Selling, general and administrative	903	770	598
Total	$1,149	$1,020	$922

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which provides guidance on whether a cloud computing arrangement includes a software license to a customer of such an arrangement. If a cloud computing arrangement includes a software license, a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, otherwise the customer should account for the arrangement as a service contract. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The standard can be applied prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued an accounting standard update which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The standard will be applied retrospectively to each prior period presented.  The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated balance sheets.

In February 2015, the FASB issued an amendment to the accounting standard regarding the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In August 2014, the FASB issued an accounting standard update related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. Early application is permitted. The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be the Company’s fiscal year 2018 (beginning July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. However, in July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods beginning after December 15, 2017, which will be our fiscal year 2019 (beginning July 1, 2018). The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,399	$—	$—	$6,399
Corporate debt securities	—	668	—	668
Short-term investments:
Corporate debt securities	—	12,972	—	12,972
Long-term investments:
Corporate debt securities	—	3,970	—	3,970

Total assets at fair value	$6,399	$17,610	$—	$24,009

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$20,158	$—	$—	$20,158
Corporate debt securities	—	1,000	—	1,000
Commercial paper	—	1,500	—	1,500
Short-term investments:
Corporate debt securities	—	13,428	—	13,428
Commercial paper		1,500	—	1,500
Long-term investments:
Corporate debt securities	—	2,315	—	2,315

Total assets at fair value	$20,158	$19,743	$—	$39,901

Funds held in money market instruments, are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $1.2 million and $2.9 million at June 30, 2015 and 2014, respectively, are not included in the fair value hierarchy disclosure. For June 30, 2014, the Company reclassified $17.7 million of money market funds from short-term investments to cash equivalents money market funds, $1.5 million from commercial paper short-term investments to cash equivalents commercial paper and $1.0 million from corporate debt securities short-term investments to cash equivalents corporate debt securities as these investments had original maturity dates of 90 days or less upon purchase. As of June 30, 2015, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable. As of June 30, 2015, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2015	June 30, 2014
Raw materials	$870	$669
Work in progress	162	207
Finished goods	359	210
Total	$1,391	$1,086

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,
	2015	2014
Computer hardware and software	$98	$70
Office furniture and equipment	27	27
Machinery and equipment	6,378	6,306
Leasehold improvements	183	174
	6,686	6,577
Less: accumulated depreciation and amortization	(4,827)	(4,215)
Subtotal	1,859	2,362
Construction in process (1)	—	174
Total	$1,859	$2,536

(1) Construction in process includes equipments paid based on installment plan, but not yet placed in service pending completion. The completion dates for these equipments range from three months to two years, and the future payments are immaterial.

Note 5. Commitments and Contingencies

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in the fiscal year ended June 30, 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed balance sheets as of June 30, 2015 and 2014, related to the letter of credit.

Future minimum lease payments under the non-cancelable operating leases having initial terms of a year or more as of June 30, 2015, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2016	$932
2017	1,001
2018	1,032
2019	173
Total minimum lease payments	$3,138

Rent expense for fiscal years 2015, 2014 and 2013, was $0.8 million, $0.6 million and $0.6 million, respectively.

Note 6. Distribution, License, Development and Commercialization Agreements

Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. In August 2013, Century filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and recently received approval in August 2015, to market in Japan. After approval for marketing in Japan, the Company would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

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

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device. The Company’s significant deliverables under the arrangement were the license rights and the associated development activities. These deliverables were determined to represent one unit of accounting as there was no standalone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received no payments in the fiscal years ended June 30, 2015, 2014 and 2013. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $0.4 million under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2015. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical (see Note 8) were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the fiscal year ended June 30, 2011, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the fiscal years ended June 30, 2015, 2014 and 2013, related to this arrangement were $0, $41,000 and $0.3 million, respectively. The Company has fully recognized such revenue, and as of June 30, 2015, no deferred revenue related to this arrangement.

Note 7. Notes Payable

In connection with the Distribution Agreement with Century (see Note 6), the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million, which amount was received in the fiscal year ended June 30, 2012, and the secured note purchase agreement was amended effective July 1, 2014, to extend the principal due date by two years.  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. This note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $2.1 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property, until the note is repaid. There are no covenants associated with this debt.

The Company made interest payments of $0.2 million for each of the fiscal years ended June 30, 2015, 2014 and 2013. The interest payable at June 30, 2015 and 2014, was $50,000 and $50,000, respectively, and included in other accrued liabilities in the accompanying balance sheets.

Note 8. Stockholders’ Equity

As of June 30, 2015 and June 30, 2014, the total number of shares that the Company is authorized to issue is 130,000,000 shares, with 125,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock.

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

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provided for the sale of the Company’s common stock through MLV as the Company’s sales agent. The ATM Agreement expired on August 2, 2014. During the fiscal years ended June 30, 2014 and 2013, the Company received net proceeds of $0.4 million and $0.7 million, respectively, from the sale of an aggregate of 439,163 and 414,099 shares of common stock through MLV, respectively. During the fiscal year ended June 30, 2015, the Company did not sell any shares of common stock through MLV.

On December 14, 2010, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, an Illinois limited liability company (“Aspire Capital”), which provided for the sale of the Company’s common stock through Aspire as the Company’s sales agent. In consideration for entering into the Purchase Agreement, concurrently with the execution of the Purchase Agreement, the Company issued to Aspire Capital 295,567 shares of the Company’s common stock as a commitment fee (the “Commitment Shares”). The value of the Commitment Shares of $966,000 and other costs related to entering into the Purchase Agreement of $134,000 represented financing costs that were recorded to additional paid-in capital upon capital being raised under the Purchase Agreement. The Purchase Agreement provided that the Company may not issue and sell more than 4,930,747 shares of the Company’s common stock, including the Commitment Shares.

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

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. The Company can determine the number of shares constituting any series and the designation of such series and the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. As of June 30, 2015, the Company had designated 250,000 shares of preferred stock as series A convertible preferred stock, and there were 191,474 shares of series A convertible preferred stock issued and outstanding. For the fiscal year ended June 30, 2014, the Company recorded a deemed dividend of $1.9 million related to beneficial conversion feature of series A convertible preferred stock. A one-time beneficial conversion charge was due to the difference between the common stock price and conversion price on the closing date of the Company’s public offering in April 2014.

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

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

June 30, 2015
Stock options and RSUs outstanding	4,745,728
Shares available for grant under stock option plan	6,472,692
Shares reserved for issuance upon conversion of Series A Preferred	19,147,400
Warrants for common stock	—
30,365,820

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

In October 2005, the Company’s Board of Directors adopted, and in December 2005 the stockholders approved, the 2005 Equity Incentive Plan, as amended (the “2005 Plan”). Pursuant to a series of amendments, a total of 11,400,000 shares of common stock have been reserved for issuance under the 2005 Plan as of June 30, 2015.

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

Common stock options may include a provision whereby the holder, while an employee, director or consultant, may elect at any time to exercise the option as to any part or all of the shares subject to the option prior to the full vesting of the option. Any unvested shares so purchased are subject to repurchase by the Company at its option and at a price equal to the original purchase price of the stock. The Company does not consider the stock issued upon exercise of an unvested stock option substantively exercised, and the cash paid for the exercise price is considered a deposit or a prepayment of the exercise price that is recognized by the Company as a liability. As the underlying shares vest, the deposit liability is reclassified as equity. As of June 30, 2015 and 2014, no such shares are subject to the Company’s right of repurchase and excluded from stockholders’ equity.

On May 20, 2015, the Board of Directors of the Company adopted the Cardica, Inc. Inducement Plan pursuant to which the Company reserved 400,000 shares for issuance under the Inducement Plan. The only persons eligible to receive grants of Stock Awards under Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1 – that is, generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company. A “ Stock Award ” is any right to receive the Company common stock granted under the Plan, including a nonstatutory stock option, a restricted stock award, a restricted stock unit award, a stock appreciation right, or any other stock award.

On May 20, 2015, the Company’s new vice president of operations, was granted a stock option to purchase 400,000 shares of the Company common stock pursuant to the Inducement Plan.

Award activity under all Plans is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share

Balance at June 30, 2012	865,433	3,854,171	$2.53
Shares reserved	750,000	—	—
Restricted stock awards granted	(48,000)	—	—
Options granted	(671,150)	671,150	1.53
Options exercised	—	(10,518)	1.31
Options forfeited	578,908	(578,908)	2.22
Balance at June 30, 2013	1,475,191	3,935,895	$2.43
Shares reserved	1,000,000	—	—
Restricted stock awards granted	(92,666)	—	—
Options granted	(1,944,500)	1,944,500	1.24
Options forfeited	278,916	(278,916)	3.94
Balance at June 30, 2014	716,941	5,601,479	$1.95
Shares reserved	5,000,000	—	—
Restricted stock awards granted	(290,000)	—	—
Options granted	(2,509,615)	2,509,615	0.69
Options forfeited	3,555,366	(3,555,366)	1.45
Balance at June 30, 2015	6,472,692	4,555,728	$1.65

The following table summarizes information about options outstanding, vested and exercisable at June 30, 2015:

Options Outstanding						Options exercisable
Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share

$0.41	–	$1.00	1,551,833	6.77	0.59	368,358	0.81
$1.12	–	$1.43	1,526,400	3.54	1.27	1,069,368	1.27
$1.55	–	$9.75	1,477,495	1.64	3.16	1,407,692	3.22

Total outstanding			4,555,728	4.03	$1.65	2,845,418	$2.17
Options vested and expected to vest			4,295,133	3.87	$1.71

The weighted average remaining contractual life for all currently exercisable options as of June 30, 2015, was 2.5 years. The aggregate intrinsic value as of June 30, 2015, of all outstanding options was $53,000, options vested and expected to vest was $43,000 and options exercisable was $0. The aggregate intrinsic value as of June 30, 2014, of all outstanding options was $105,000, options vested and expected to vest was $93,000 and options exercisable was $22,000.

The weighted-average estimated grant date fair value of options granted to employees and directors during fiscal years 2015, 2014 and 2013 was $0.37, $0.80 and $1.03 per share, respectively. The intrinsic value of all options exercised during fiscal years 2015, 2014 and 2013 was $0, $0 and $4,000, respectively. The fair value of all stock options actually vesting in fiscal years 2015, 2014 and 2013 was $568,000, $528,000 and $746,000, respectively.

Restricted Stock Units and Awards

The following table summarizes information about restricted stock activity.

Shares
Non-vested restricted stock at June 30, 2012	46,000
Awarded	48,000
Vested	(48,000)
Forfeited	—
Non-vested restricted stock at June 30, 2013	46,000
Awarded	92,666
Vested	(122,666)
Forfeited	—
Non-vested restricted stock at June 30, 2014	16,000
Awarded	290,000
Vested	(16,000)
Forfeited	(100,000)
Non-vested restricted stock at June 30, 2015	190,000

The aggregate intrinsic value as of June 30, 2015, of all non-vested restricted stock awards was $95,000, and awards expected to vest was $82,000.

The estimated grant date fair value of awards granted during fiscal years 2015, 2014 and 2013, was $1.14, $1.15 and $1.43 per share, respectively. The intrinsic value of all awards granted during fiscal years 2015, 2014 and 2013 was $330,000, $106,000 and $66,000, respectively. The fair value of all stock awards actually vesting in fiscal years 2015, 2014 and 2013 was $19,000, $165,000 and $75,000, respectively.

The fair value of each restricted stock award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units and awards is recognized over the requisite service period as adjusted for estimated forfeitures.

Warrants

The Company’s warrants to purchase 3,991,205 shares of common stock at $1.45 per share related to the 2009 Private Placement expired in September 2014.

Note 9 – Reductions in Force

During the fiscal year 2015, the Company reduced its workforce by 24 positions to conserve cash and to match its use of cash with its stage of development. The Company’s decision to engage in the corporate restructurings and layoffs resulted from the necessary improvements required for the MicroCutter XCHANGE 30 blue cartridge. As a result, the Company recorded a restructuring charge of $0.3 million for severance and other benefits which was fully paid during the fiscal year 2015. The charges were included in all departmental expenses.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2015	2014
Net operating loss carry-forwards	$62,457	$55,591
Research credits	3,448	3,084
Fixed asset depreciation	31	(109)
Stock compensation	546	1,103
Deferred revenue	158	158
Other	885	764
Total deferred tax assets	67,525	60,591
Valuation allowance	(67,525)	(60,591)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future taxable income, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $6.9 million, $4.4 million and $6.8 million during fiscal years ended June 30, 2015, 2014 and 2013, respectively.

As of June 30, 2015, the Company had federal net operating loss carry-forwards and research credit carry-forwards of approximately $171.0 million and $1.8 million, respectively. The net operating loss carry-forwards begin to expire in the fiscal year 2019. The federal credits begin to expire in fiscal year 2021 if not utilized. Additionally, the Company’s state net operating loss carry-forwards of approximately $108.4 million begin to expire in the fiscal year 2015 and the Company has state research credit carry-forwards of $3.8 million. The California state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credits begin to expire in fiscal year 2024.

Included in the valuation allowance balance as of June 30, 2015, is $0.3 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the Statement of Operations.

The reconciliation of income tax benefits attributable to the net loss computed at the U.S. federal statutory rates to the income tax benefit recorded (in thousands):

	Fiscal Year Ended June 30,
	2015	2014	2013
Tax benefit at U.S. statutory rate	$(6,520)	$(5,768)	$(5,487)
Loss for which no tax benefit is currently recognizable	6,341	5,584	5,341
Stock based compensation	160	164	128
Other, net	19	20	18
	$—	$—	$—

Utilization of the net operating loss carry-forwards and credit carry-forwards may be subject to a substantial annual limitation due to the limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and similar state provisions. In the fiscal year ended June 30, 2014, the Company concluded a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry-forwards and credit carry-forwards attributable to periods before the change. Any subsequent ownership changes could further limit the use of net operating losses and credits. The Company concluded that approximately $4.9 million of federal net operating loss carry-forwards, $1.5 million of federal credit carry-forwards, $122,000 of California state credit carry-forwards and approximately $19.5 million of California state net operating loss carry-forwards are significantly limited to offset future income, if any. The reductions are reflected in the carry-forward amounts included above.

At June 30, 2015, the Company had unrecognized tax benefits of $1.1 million, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at June 30, 2013	$939
Additions based on tax positions related to current year	74
Balance at June 30, 2014	1,013
Additions based on tax positions related to prior years	26
Additions based on tax positions related to current year	82
Balance at June 30, 2015	$1,121

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2015. The tax years 1998 through 2015 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

Note 11. Employee Benefit Plan

In January 2001, the Company adopted a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees. Employees may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations. The Company may make discretionary contributions as determined by the Board of Directors. No amount was contributed by the Company to the plan during fiscal years ended June 30, 2015, 2014 or 2013.

Note 12. Indemnification

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third-party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third-party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum potential amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s consolidated balance sheets as of June 30, 2015 or 2014, as there are no amounts currently estimable and probable of payment.

Note 13. Consolidated Financial Information by Quarter

Consolidated Financial Information by Quarter (unaudited)

Fiscal Year 2015:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Total net revenue	$1,068	$657	$564	$701
Gross profit (loss) on product sales (1)	(582)	(305)	(259)	(167)
Net loss	(5,065)	(5,442)	(4,824)	(3,851)
Basic and diluted net loss per common share	(0.06)	(0.06)	(0.05)	(0.04)
Shares used in computing basic and diluted net loss per common share	88,946	88,955	88,955	88,955

Fiscal Year 2014:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Total net revenue	$805	$851	$934	$1,025
Gross profit (loss) on product sales (1)	(255)	(219)	(452)	(339)
Net loss	(3,739)	(4,172)	(4,379)	(4,676)
Net loss allocable to common stockholders	(3,739)	(4,172)	(4,379)	(6,591)
Basic and diluted net loss per share allocable to common stockholders	(0.07)	(0.08)	(0.09)	(0.08)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	51,089	51,314	51,587	79,590

(1)	Gross profit is computed as total net product sales less cost of product sales.

Note 14. Subsequent Event

On August 6, 2015, the Company announced that Bernard A. Hausen, M.D., Ph.D., has informed the Board of Directors that he will step down as chief executive officer, president and as a member of the Board of Directors. By request of the Company, Dr. Hausen has agreed to stay on in his role as president and chief executive officer and a director for a transition period expected to be completed by December 31, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015, based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2015 annual meeting of stockholders, or 2015 Proxy Statement, which information is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors— Audit Committee” in our 2015 Proxy Statement, which information is incorporated herein by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance” in our 2015 Proxy Statement, which information is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement, which information is incorporated herein by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2015 Proxy Statement, which information is incorporated herein by reference. A copy of our code of business conduct and ethics can be found on our website, www.cardica.com in the “USA” section titled “About Cardica,” by clicking on “Investors/Media” and selecting the subsection titled “Corporate Governance.” The contents of our website are not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2015 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

Reference is made to the information to be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2015 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information to be included under the heading “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” in our 2015 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information to be included under the headings “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” in our 2015 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the information to be included under the heading “Principal Accountant Fees and Services” in our 2015 Proxy Statement, which information is incorporated herein by reference.

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

Cardica, Inc.
Registrant

September 25, 2015	/s/ Robert Y. Newell
Date	Robert Y. Newell Chief Financial Officer

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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Bernard A. Hausen	President, Chief Executive Officer and Director	September 25, 2015
Bernard A. Hausen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Robert Y. Newell	Chief Financial Officer	September 25, 2015
Robert Y. Newell	(Principal Financial and Accounting Officer)

/s/ Gregory D. Casciaro	Director	September 25, 2015
Gregory D. Casciaro

/s/ R. Michael Kleine	Director	September 25, 2015
R. Michael Kleine

/s/ William P. Moffitt, III	Director	September 25, 2015
William P. Moffitt, III

/s/ Samuel E. Navarro	Director	September 25, 2015
Samuel E. Navarro

/s/ Gary S. Petersmeyer	Director	September 25, 2015
Gary S. Petersmeyer

/s/ John Simon	Director	September 25, 2015
John Simon, Ph.D.

/s/ William H. Younger, Jr.	Director	September 25, 2015
William H. Younger, Jr.

INDEX TO EXHIBITS

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.7	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	1997 Equity Incentive Plan and forms of related agreements and documents. +	S-1	333-129497	10.1	11/04/2005
10.2	2005 Equity Incentive Plan. +	8-K	000-51772	10.1	12/12/2014
10.3	Form of Option Agreement under the Cardica, Inc. 2005 Equity Incentive Plan+	10-K	000-51772	10.3	09/25/2014
10.4	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement. +	8-K	000-51772	10.26	02/20/2009
10.5	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.	S-1	333-129497	10.5	11/04/2005
10.6	Second Amendment to Office Lease Agreement, executed and delivered in December 2007 effective November 19, 2007.	8-K	000-51772	10.1	12/05/2007
10.7	Third Amendment to Office Lease, dated November 17, 2009, by and between Cardica, Inc., and HCP LS REDWOOD CITY, LLC (f/k/a Slough Redwood City, LLC).	10-Q	000-51772	10.29	11/15/2010
10.8	Fourth Amendment to Lease dated November 11, 2010	8-K	000-51772	10.30	11/16/2010
10.9	Fifth Amendment to Lease dated November 24, 2014.	10-Q	000-51772	10.2	02/10/2015
10.10	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003. †	S-1	333-129497	10.6	12/20/2005
10.11	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.6.1	04/05/2007

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith

10.12	Amendment No. 2 to Distribution Agreement, dated June 13, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	10-K	000-51772	10.7	09/24/2010
10.13	Amendment No. 3 to Distribution Agreement, dated January 24, 2008, by and between Cardica, Inc. and Century Medical, Inc.	10-K	000-51772	10.8	09/24/2010
10.14	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.8.1	04/07/2010
10.15	Fifth Amendment to Distribution Agreement, dated as of July 1, 2014, by and between Cardica, Inc. and Century Medical, Inc. †	10-K	000-51772	10.14	09/25/2014
10.16	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.36	11/09/2011
10.17	Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.37	11/09/2011
10.18	Security Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.38	11/09/2011
10.19	Form of Secured Promissory Note to Century Medical	10-Q	000-51772	10.39	11/09/2011
10.20	Letter Agreement, dated as of July 1, 2014, extending the term of the Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc.	10-K	000-51772	10.19	09/25/2014
10.21	Compensation Information for named executive officers for fiscal 2014. +	8-K	000-51772	Item 5.02	07/18/2014
10.22	Cardica, Inc. Non-Employee Director Compensation. +					X
10.23	Benefit Agreement with Bernard Hausen, M.D., Ph.D. +	S-1	333-129497	10.4	02/01/2006
10.24	Cardica, Inc. Change in Control and Severance Benefit Plan. +	8-K	000-51772	10.25	02/18/2009
10.25	Caridca, Inc. Executive Performance Bonus Plan. +	8-K	000-51772	10.1	07/24/2015
10.26	Cardica, Inc. Inducement Plan. +	8-K	000-51722	10.1	05/21/2015
10.27	License Agreement, dated August 16, 2010, by and between Cardica, Inc., and Intuitive Surgical Operations, Inc. †	10-K	000-51722	10.28	09/24/2010
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of chief executive officer.					X
31.2	Certification of chief financial officer.					X

Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith

32.1	Section 1350 Certification	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for, or grant of, confidential treatment.
+	Indicates management contract or compensatory plan.