Form 10-K/A
period 2015-06-30
CARDICA INC
filed 2015-10-28
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

CARDICA, INC

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2015

Amendment No. 1

TABLE OF CONTENTS

Page

PART III
Item 10. Directors, Executive Officers and Corporate Governance	1
Item 11. Executive Compensation	5
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13. Certain Relationships and Related Transactions, and Director Independence	13
Item 14. Principal Accountant Fees and Services	15
PART IV
Item15. Exhibits, Financial Statement Schedules

Signatures	16

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”), to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”) on September 25, 2015 (the “Form 10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2015 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV Item 15 of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e. occurring after September 25, 2015) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of October 28, 2015:

Name	Age	Position
Julian Nikolchev	61	President, Chief Executive Officer and Director
Robert Y. Newell	67	Vice President, Finance and Chief Financial Officer
Liam J. Burns	50	Vice President, Sales and Marketing
Gregory P. Watson	59	Vice President, Operations

Julian Nikolchev joined Cardica as our President and Chief Executive Officer and Director on October 15, 2015. Mr. Nikolchev brings more than 30 years of medical device experience to Cardica. From 2014 to 2015 he worked as a consultant for several early stage start-up companies, SRI International and NanoDimension, Inc., a Venture Capital firm. He previously served as founder, Chief Executive Officer and Chief Technology Officer of Pivot Medical, a medical device company (now part of Stryker Sports Medicine) from 2007 to 2014, where he was responsible for directing the transition from development enterprise to a full commercial organization with the leading brand in the fastest growing orthopedic market segment. He joined Pivot Medical while serving as a venture partner at Frazier Healthcare Ventures, a venture capital firm where he was a venture partner from 2006 to 2008. Before Frazier, he served as founder, president and Chief Executive Officer of CardioMind (sold to Biosensors International) from 2003 to 2006, and previously as president and Chief Executive Officer of AVAcore Technologies from 2000 to 2003 and as founder and president of Pro*Duct Health, a medical device company (sold to Cytyc) from 1997 to 2000. Prior to Pro*Duct Health, he served as manager of the new venture group at Target Therapeutics from 1991 to 1992, where he subsequently founded Conceptus (sold to Bayer AG in 2014) and served as founder and Chief Technology Officer for many years. Prior to his tenure leading medical device companies, Mr. Nikolchev served in a variety of escalating management positions within engineering organizations. He holds a B.S. and M.S. degrees in Mechanical Engineering from Stanford University and a M.S. degree in Management of Technology from the Massachusetts Institute of Technology. He is the author of numerous papers on technology commercialization and new technology development and an inventor and co-inventor on more than 35 issued or pending patents.

Robert Y. Newell has been our Vice President, Finance and Chief Financial Officer since March 2003 and was Vice President, Finance and Operations, from July 2005 to July 2008. From January 2000 to February 2003 he was Vice President, Finance and Chief Financial Officer for Omnicell, Inc., a hospital supply and medication management company. Mr. Newell holds a B.A. degree in Mathematics from the College of William & Mary and an M.B.A. degree from the Harvard Business School. He currently serves as a director, member of the audit committee and chairman of the compensation committee of ARI Network Services, Inc., public software as a service (SaaS) company.

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

Directors of the Registrant

The following is a brief biography of each of our directors and a discussion of the specific experience, qualifications, attributes or skills of each director that led the Board of Directors to determine that each member of our Board of Directors should serve as a director.

NAME	AGE[1]	PRINCIPAL OCCUPATION/ POSITION HELD WITH CARDICA
Gregory D. Casciaro	59	Retired Chief Executive Officer / Director

Julian Nikolchev	61	President, Chief Executive Officer and Director

R. Michael Kleine	61	President, Chief Executive Officer and Director of Miramar Labs, Inc. / Director

William P. Moffitt, III	69	Retired Chief Executive Officer / Director

Samuel E. Navarro	59	Managing Partner of Gravitas Healthcare, LLC / Director

Gary S. Petersmeyer	68	Consultant / Director

John Simon, Ph.D.	72	Managing Director of Allen & Company LLC / Director

William H. Younger, Jr.	65	Managing Director of the General Partner of Sutter Hill Ventures / Director

1 As of November 4, 2015

Gregory D. Casciaro has been a director since December 2014. Since January 2015, Mr. Casciaro has served as executive chairman of the board of directors of Apama Medical, Inc., a medical device company focused on atrial fibrillation technologies. He has served as a director of QT Vascular Ltd., a medical device company, since 2001. From June 2010 to August 2014, Mr. Casciaro served as the President and Chief Executive Officer of AccessClosure, Inc., a medical device company that was acquired by Cardinal Health, Inc. From September 2004 to December 2009, he was the President, Chief Executive Officer and a director of XTENT, Inc., a medical device company that was acquired by Biosensors International Group, Ltd. Previously, Mr. Casciaro served as the President, Chief Executive Officer and a director of Orquest Inc., a private company manufacturing and selling bio-therapeutic products to the orthopedic market. Mr. Casciaro previously served as a director of AngioDynamics, Inc. and Kerberos Proximal Solutions. Prior to 2001, he was President, Chief Executive Officer and a director at General Surgical Innovations, Inc., a laparoscopic surgical equipment manufacturer that was acquired by United States Surgical, a division of Tyco Healthcare Group, and held executive and management positions at Vascular Intervention, a division of Guidant Corporation, North American Instrument Corporation, and Procter & Gamble Co. Mr. Casciaro graduated from Marquette University with a B.A. in Business Administration. Mr. Casciaro has extensive chief executive management experience with growth companies and in mergers and acquisitions in the medical device industry.

R. Michael Kleine has been a director since December 2014. He has served as President, Chief Executive Officer and a director of Miramar Labs, Inc., a leading medical device manufacturer, since February 2014. Previously, Mr. Kleine served as the President and Chief Executive Officer of EndoGastric Solutions, Inc., a medical device manufacturer, from May 2011 to February 2014, where he served as its executive chairman of the board until September 2014. Mr. Kleine also serves as a director of ASLAN Pharmaceuticals Pte. Ltd., a pharmaceutical company, QT Vascular, a medical device company, and BioParadox Inc., a point-of-care biologic treatment company. Prior to EGS, Mr. Kleine served as the President, Chief Executive Officer and as a director of Biosensors International, a company focused on the interventional cardiology and critical care markets, from January 2008 to November 2010. Previously, Mr. Kleine served as the President and Chief Executive Officer of Microvention, Inc., a leading medical device company, until its acquisition by Terumo Corporation, at which point Mr. Kleine served as the President, Chief Executive Officer and chairman of the Microvention Division. Previously, Mr. Kleine served as a partner of Pharos LLC, a company focused on acquiring and developing core technologies, and as President and Chief Executive Officer of each of Thermo Cardiosystems Inc. and Sorin Biomedical Inc., both medical device manufacturers. Mr. Kleine also held numerous leadership roles with Baxter International Inc. Mr. Kleine holds a M.S. from Webster University and a B.A. in biological science from Missouri Valley College. Mr. Kleine has extensive chief executive management experience with growth companies and mergers and acquisitions in the medical device industry.

William P. Moffitt, III has been a director since October 2014. Mr. Moffitt served as President and Chief Executive Officer and as a director of Nanosphere, a developer, manufacturer and marketer of an advanced molecular diagnostic platform for the early detection of disease, from July 2004 through February 2013. Prior to joining Nanosphere, he served as President and Chief Executive Officer of i-STAT Corporation, a developer, manufacturer and marketer of diagnostic products in the point-of-care blood analysis market. Mr. Moffitt led i-STAT from its early stage to commercialization and its initial public offering in 1992 to its acquisition by Abbott Laboratories in 2003. Prior to i-STAT, Mr. Moffitt held increasingly responsible executive positions from 1973 through 1989 with Baxter Healthcare Corporation, a manufacturer and distributor of healthcare products, and American Hospital Supply Corporation, a diversified manufacturer and distributor of healthcare products, which Baxter acquired in 1985. Mr. Moffitt earned a B.S. in zoology from Duke University. Mr. Moffitt has extensive industry experience and proven track record in leading the growth of diagnostics companies from development stage through market leadership.

Samuel E. Navarro has been a director since December 2014. Mr. Navarro currently serves as managing partner of Gravitas Healthcare, LLC, a strategic advisory firm he founded in October 2008 that specializes in advising emerging growth medical device companies. Previously, Mr. Navarro served as managing director of Cowen & Co. and head of its medical technology investment banking initiatives. Prior to Cowen, he was at The Galleon Group running the Galleon Healthcare Fund as a senior portfolio manager. Prior to his tenure at The Galleon Group, Mr. Navarro was global head of healthcare investment banking at ING Barings. Mr. Navarro has also held senior medical technology equity research positions at UBS Securities, Furman Selz Inc. and Needham & Company. Mr. Navarro serves as a director of Mela Sciences, Inc., a medical device company, and Derma Sciences, Inc., a tissue regeneration company. Previously, Mr. Navarro served as a director of Artasis, Inc., Fixes-4-Kids, Inc., Photomedex, Inc., Micro Therapeutics, Inc., all medical device companies, and also served as an advisory board member of OrthoPediatrics Corp., a worldwide leader in pediatric orthopedics. Mr. Navarro received an M.B.A. in finance from The Wharton School at the University of Pennsylvania, a M.S. in engineering from Stanford University and a B.S. in engineering from The University of Texas at Austin. Mr. Navarro has extensive experience in the medical device industry and emerging medical device companies as an equity research analyst, an investment banker, a portfolio manager and board member.

Julian Nikolchev joined Cardica as our President and Chief Executive Officer and Director on October 15, 2015. Mr. Nikolchev brings more than 30 years of medical device experience to Cardica. From 2014 to 2015 he worked as a consultant for several early stage start-up companies, SRI International and NanoDimension, Inc., a Venture Capital firm. He previously served as founder, Chief Executive Officer and Chief Technology Officer of Pivot Medical, a medical device company (now part of Stryker Sports Medicine) from 2007 to 2014, where he was responsible for directing the transition from development enterprise to a full commercial organization with the leading brand in the fastest growing orthopedic market segment. He joined Pivot Medical while serving as a venture partner at Frazier Healthcare Ventures, a venture capital firm where he was a venture partner from 2006 to 2008. Before Frazier, he served as founder, president and Chief Executive Officer of CardioMind (sold to Biosensors International) from 2003 to 2006, and previously as president and Chief Executive Officer of AVAcore Technologies from 2000 to 2003 and as founder and president of Pro*Duct Health, a medical device company (sold to Cytyc) from 1997 to 2000. Prior to Pro*Duct Health, he served as manager of the new venture group at Target Therapeutics from 1991 to 1992, where he subsequently founded Conceptus (sold to Bayer AG in 2014) and served as founder and Chief Technology Officer for many years. Prior to his tenure leading medical device companies, Mr. Nikolchev served in a variety of escalating management positions within engineering organizations. He holds a B.S. and M.S. degrees in Mechanical Engineering from Stanford University and a M.S. degree in Management of Technology from the Massachusetts Institute of Technology. He is the author of numerous papers on technology commercialization and new technology development and an inventor and co-inventor on more than 35 issued or pending patents.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during fiscal 2015 our executive officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to each of them, respectively, except that (i) Gregory D. Casciaro, one of our directors, filed one Form 4 late reporting two grants of stock options due to the inability to timely obtain EDGAR codes for the filing and (ii) each of Gary S. Petersmeyer and William P. Moffitt, two of our directors, filed their Forms 3 late due to administrative error.

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

Audit Committee

We have a standing Audit Committee that is currently composed of four directors (Mr. Petersmeyer, Mr. Navarro, Dr. Simon and Mr. Younger). The Board has determined that Mr. Petersmeyer qualifies as an “audit committee financial expert,” as defined in the applicable U.S. Securities and Exchange Commission (the “SEC”) rules. The Board made a qualitative assessment of Mr. Petersmeyer’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief executive officer for a public reporting company.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2015 and 2014, compensation awarded to or paid to, or earned by, Dr. Hausen, who served as our Chief Executive Officer during fiscal 2015, and our two other most highly compensated executive officers at June 30, 2015 (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE FOR FISCAL 2015

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)		Nonequity Incentive Plan Compensation ($)		All Other Compensation ($)	Total ($)
Bernard A. Hausen, M.D., Ph.D.	2015	402,565	–	102,600	–		40,257		1,490	546,912
President and Chief Executive Officer	2014	390,840	65,000		268,800	(3)	127,023		1,490	853,153
Robert Y. Newell Chief Financial Officer and Vice President, Finance (5)	2015	285,046	–	57,000	–		19,953		–	361,999
Liam Burns	2015	253,746	–	57,000	42,000	(4)	161,973	(6)	7,200	521,919
Vice President, Sales and Marketing	2014	114,582	–	–	497,347	(7)	74,793	(8)	97,580	784,302

(1)

These amounts are not cash compensation, but represent the aggregate fair value of the stock grants received by our Named Executive Officers. The aggregate fair value is computed in accordance with FASB ASC Topic 718, excluding the effects of forfeiture with respect to awards subject to performance conditions. Assumptions used in the calculation of these amounts are included in Note 1 to our audited financial statements for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K.

(2)

Consists of restricted stock unit awards that vest in installments of 1/3rd of the total award per year, subject in each case to the holder providing continued service with Cardica on such vesting date.

(3)	Consist of stock option award that vest in installments of 1/48th of the total award per month, subject in each case to the holder providing continued service with Cardica on such vesting date.

(4)	Consists of stock option awards that vest in installments of 1/24th of the total award per month, subject in each case to the holder providing continued service with Cardica on such vesting date.

(5)	Mr. Newell was not a “named executive officer” in fiscal year 2014 and thus SEC rules do not require his compensation for that year to be reported.

(6)	Consists of sales commissions, including $39,000 earned during fiscal year 2015 and paid during fiscal year 2016.

(7)

Includes the increase in fair value of a stock option modified in January 2014 as a result of Mr. Burns becoming an employee of Cardica, which option was originally granted to Mr. Burns as a consultant in December 2013. The stock option award vests 25% upon the one year anniversary of the option vesting commencement date with the remainder of the option vesting in 36 equal monthly installments thereafter until fully vested.

(8)	Consists of sales commissions.

Non-Equity Incentive Plan Compensation

2015 Bonus Plan

The 2015 Bonus Plan was designed to offer incentive compensation to certain of our employees, including our named executive officers (other than Mr. Burns, who is compensated on a sales commission plan), by rewarding the achievement of specifically measured corporate objectives and, if applicable, individual performance objectives. The 2015 Bonus Plan was administered by the Board with recommendations from the Compensation Committee. The Compensation Committee was responsible for recommending to the Board for approval any incentive awards to the named executive officers of Cardica. The Board and the Compensation Committee also retained the discretion to vary actual payouts from payouts as determined pursuant to achievement of the specifically measured corporate objectives.

The 2015 Bonus Plan provided for the payment of cash bonuses or RSUs to participants for the achievement of corporate objectives determined by the Compensation Committee, as follows: product sales goals with respect to the MicroCutter XCHANGE 30 and MicroCutter XCHANGE 45 (30%); MicroCutter XCHANGE 30 costs (20%); completion of MicroCutter XCHANGE 45 development (30%); and MicroCutter XCHANGE 30 performance goals (20%). Other than for the Chief Executive Officer and Chief Financial Officer, the Compensation Committee could also consider individual performance. Target bonuses were set as a percentage of base salary, with 50% for Dr. Hausen and 35% for Mr. Newell. Actual bonuses would be paid by applying the percentage achievement of corporate objectives against target bonuses.

In July 2015, the Compensation Committee determined that Cardica had achieved its fiscal 2015 objectives at the 20% level. Accordingly, the Compensation Committee recommended the payment of bonuses to the named executive officers (other than Mr. Burns, who is compensated on a sales commission plan) in the amount of 20% of the target bonus amount for each named executive officer, which amounts are reflected in the Nonequity Incentive Plan Compensation column of the Summary Compensation Table. The Compensation Committee’s recommendations were approved by the Board in July 2015.

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

The 2014 Bonus Plan provided for the payment of bonuses to participants, either in cash or restricted stock, for the achievement of corporate objectives determined by the Compensation Committee, as follows: sales and marketing goals with respect to the MicroCutter XCHANGE 30 (45%); capital raising goals (20%); regulatory clearances (25%); and MicroCutter XCHANGE 30 performance goals (10%). Other than for the Chief Executive Officer, the Compensation Committee could also consider individual performance. Target bonuses were set as a percentage of base salary with 50% for Dr. Hausen. Actual bonuses would be paid by applying the percentage achievement of corporate objectives against target bonuses.

In July 2014, the Compensation Committee determined that Cardica had achieved its fiscal 2014 objectives at the 65% level. Accordingly, the Compensation Committee recommended the payment of bonuses to the named executive officers (other than Mr. Burns, who is compensated on a sales commission plan) in the amount of 65% of the target bonus amount for each named executive officer, which amounts are reflected in the Nonequity Incentive Plan Compensation column of the Summary Compensation Table. The Compensation Committee’s recommendations were approved by the Board in July 2014.

Bernard A. Hausen, M.D., Ph.D. — President and Chief Executive Officer

Fiscal 2015 Compensation. In July 2015, the Compensation Committee approved (upon authority delegated by the Board), that Dr. Hausen should be rewarded based on 20% achievement of his 50% target bonus. Accordingly, Dr. Hausen was awarded a cash bonus award of $40,257 (20% of 50% of $402,565 base salary for fiscal 2015, rounded) as compensation for his performance in fiscal 2015.

In July 2014, the Compensation Committee recommended, and the Board approved, Dr. Hausen’s annual salary for fiscal 2015 of $402,565, and the grant of restricted stock units to acquire 90,000 shares of common stock vesting at a rate of 1/3rd per year starting on August 15, 2015, provided that Dr. Hausen continues to provide services to Cardica.

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

In August 2013, the Compensation Committee recommended, and the Board approved, Dr. Hausen’s annual salary for fiscal 2014 of $390,833, and the grant of an option to purchase 320,000 shares of common stock vesting at a rate of 1/48th per month following the Vesting Commencement Date, August 8, 2013, provided that Dr. Hausen continues to provide services to Cardica. In December 2014, a portion of this stock option covering 120,000 shares of common stock was canceled, with Mr. Hausen's consent, as that portion of the grant was in excess of the permissible amount under the 2005 Equity Incentive Plan under which it was granted.

 Robert Y. Newell — Chief Financial Officer & Vice President, Finance

In July 2015, the Compensation Committee recommended, and the Board approved, that Mr. Newell should be rewarded based on 20% achievement of his 35% target bonus. Accordingly, Newell was awarded a cash bonus award of $19,953 (20% of 35% of $285,046 base salary for fiscal 2015, rounded) as compensation for his performance in fiscal 2015.

In July 2014, the Compensation Committee recommended, and the Board approved, Mr. Newell’s annual salary for fiscal 2015 of $285,046, and the grant of restricted stock units to acquire 50,000 shares of common stock vesting at a rate of 1/3rd per year starting on August 15, 2015, provided that Mr. Newell continues to provide services to Cardica.

Liam J. Burns — Vice President, Sales and Marketing

Fiscal 2015 Compensation.    In July 2014, the Compensation Committee recommended, and the Board approved, Mr. Burns’ annual salary for fiscal 2015 of $253,746, and the grant of restricted stock units to acquire 50,000 shares of common stock vesting at a rate of 1/3rd per year starting on August 15, 2015, provided that Mr. Burns continues to provide services to Cardica. The Compensation Committee also recommended, and the Board approved, Mr. Burns’ fiscal 2015 sales commission plan.

In June 2015, the Compensation Committee recommended, and the Board approved, the grant of an option to purchase 200,000 shares of common stock vesting at a rate of 1/24th per month following the Vesting Commencement Date, June 17, 2015, provided that Mr. Burns continues to provide services to Cardica.

Fiscal 2014 Compensation. Mr. Burns commenced employment with us in January 2014. Prior to that time Mr. Burns was a consultant to Cardica, and received as a consultant in December 2013 an option to purchase 500,000 shares of our common stock vesting 25% in one year and 1/48 of the shares monthly thereafter until fully vested, provided that Mr. Burns continues to provide services to Cardica. In December 2014, a portion of this stock option covering 300,000 shares of common stock was canceled, with Mr. Burns’ consent, as that portion of the grant was in excess of the permissible amount under the 2005 Equity Incentive Plan under which it was granted.

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

Outstanding Equity Awards at Fiscal year end.

The following table shows for the fiscal year ended June 30, 2015, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards at June 30, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (4)	Market Value of Shares or Units of Stock That Have Not Vested ($) (5)
Bernard A. Hausen, M.D., Ph.D.	40,000	-		2.85	7/19/15	90,000	45,000
	35,000	-		8.00	3/29/16
	85,000	-		9.20	8/13/15
	155,000	-		1.55	8/18/16
	7,000	-		1.12	11/11/16
	90,000	-		2.18	8/18/17
	81,458	3,542	(1)	2.28	8/31/18
	56,666	23,334	(1)	1.81	8/16/19
	145,833	54,167	(1)	1.37	8/8/20
Robert Y. Newell	20,000	-		2.85	7/19/15	50,000	25,000
	20,000	-		8.00	3/29/16
	25,000	-		9.20	8/13/15
	35,295	-		1.55	8/18/16
	40,000	-		1.55	8/18/16
	109,705	-		1.12	11/11/16
	45,000	-		2.18	8/18/17
	38,333	1,667	(1)	2.28	8/31/18
	28,333	11,667	(1)	1.81	8/16/19
	91,666	108,334	(1)	1.37	8/8/20
Liam J. Burns	177,085	22,915	(2)	1.00	12/16/20	50,000	25,000
	0	200,000	(3)	0.41	06/17/24

(1)	Options vest in installments of 1/48th of the total grant per month, subject in each case to the holder providing continued service with Cardica on such vesting date.

(2)

Twenty-five per cent of the shares shall vest one year from January 13, 2014 and the balance of the shares shall vest monthly thereafter at the rate of 1/36th of the total grant per month, subject in each case to the holder providing continued service with Cardica on such vesting date.

(3)	Options vest in installments of 1/24th of the total grant per month subject in each case to the holder providing continued service with Cardica on such vesting date.

(4)

Consists of restricted stock unit option awards that vest in installments of 1/3rd of the total award per year, subject in each case to the holder providing continued service with Cardica on such vesting date.

(5)

This column represents the market value of the shares of our common stock underlying the restricted stock units as of June 30, 2015, based on the closing price of our common stock, as reported on the NASDAQ, of $0.50 per share on June 30, 2015.

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

 The amount of compensation and benefits payable to each named executive officer under the Severance Plan has been estimated in the table below. The table below does not include amounts in which the named executive officer had already vested as of June 30, 2015. Such vested amounts would include vested stock options and accrued wages and vacation. The tables below also do not include the impact of equity awards granted to the named executive officers after June 30, 2015. The actual amount of compensation and benefits payable in any termination event can only be determined at the time of the termination of the named executive officer’s employment with Cardica.

		Continuation	Acceleration	Acceleration
	Cash	of Health	of Stock	of Stock
	Severance	Care Benefits	Option	Award	Tax Gross-
Name	Benefit (1)	(2)	Vesting (3)	Vesting (4)	Up	Total
Bernard A. Hausen, M.D., Ph.D.	$664,233	$35,378	$0	$45,000	$225,507	$970,118
Robert Y. Newell	$304,999	$18,957	$0	$25,000	$103,547	$452,503
Liam J. Burns	$375,720	$18,541	$18,000	$25,000	$129,060	$566,321

(1)	The amounts listed in this column do not include the payment of accrued salary and vacation that would be due upon termination of employment.
(2)	Represents the present value of the continuation of our current employee benefits, including medical, dental, and vision insurance.
(3)

The amounts listed in this column represent the difference betweeen the exercise price of unvested options and the closing price of $0.50 of our common stock on June 30, 2015. Only unvested options which had an exercise price less than $0.50 were included in the calculation.

(4)	The amounts listed in this column represent the value of accelerated vesting on restricted stock units, based on the closing price of $0.50 of our common stock on June 30, 2015.

Director Compensation

The following table shows for the fiscal year ended June 30, 2015, certain information with respect to the compensation earned by all of our non-employee directors serving as directors during fiscal 2015:

Director Compensation for Fiscal 2015

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)(3)	Total ($)
Kevin T. Larkin (4)	25,000	0	-	25,000
Richard P. Powers (4)	20,000	0	-	20,000
Jeffrey L. Purvin (4)	22,500	0	-	22,500
John Simon, Ph.D.	26,250 (7)	0	8,750	35,000
Gregory D. Casciaro	16,875 (8)	0	21,746	38,621
R. Michael Kleine	18,750 (8)	0	21,746	40,496
Samuel E. Navarro	20,625 (9)	0	21,746	42,371
William H. Younger, Jr.	35,625 (10)	0	8,750	44,375
Gary S. Petersmeyer	35,625 (11)	0	21,746	57,371
William P. Moffitt III	25,625 (12)	0	21,746	47,371

(1)

Amounts shown in this column represent the annual fees earned by each director in fiscal year 2015 under our non-employee director compensation plan, including an annual retainer in the amounts set forth below:

Annual Retainer
All Members (Base)	$25,000
Additional Retainers
Board Chairman*	$20,000
Board Vice Chairman**	$80,000
Audit Committee Chairman	$15,000
Compensation Committee Chairman	$10,000
Business Development Committee Chairman***	$15,000
Audit Committee Member (other than Chairman)	$5,000
Compensation Committee Member (other than Chairman)	$5,000
Business Development Committee (other than Chairman)***	$5,000

*Increased from $15,000 on March 11, 2015.

**Added on March 11, 2015 and increased from $5,000/year to $20,000/quarter on May 20, 2015.

***Added on May 20, 2015.

(2)

These amounts are not cash compensation, but represent the aggregate fair value of the stock grants received by our non-employee directors. The aggregate fair value is computed in accordance with FASB ASC Topic 718, excluding the effects of forfeiture with respect to awards subject to performance conditions. Assumptions used in the calculation of these amounts are included in Note 1 to our audited financial statements for the fiscal year ended June 30, 2015, included in our Annual Report on Form 10-K.  The following option awards held by our non-employee directors were outstanding on June 30, 2015: 61,100 for Mr. Casciaro, 61,100 for Mr. Kleine, 61,100 for Mr. Moffitt, 61,100 for Mr. Navarro, 61,100 for Mr. Petersmeyer, 103,800 for Mr. Simon, and 103,800 for Mr. Younger.

(3)

Under the non-employee director compensation plan for fiscal year 2015, each non-employee director is granted an option to purchase 50,000 shares of our common stock immediately following our annual meeting of stockholders for that year, with such options vesting monthly over the ensuing year.

(4)	Messrs. Larkin, Powers and Purvin transitioned off the Board by not standing for reelection at the 2014 Annual Meeting of Stockholders held on December 11, 2014.

(7)	Amount includes $7,500 earned during fiscal year 2015 and paid during fiscal year 2016.

(8)	Amount includes $7,500 earned during fiscal year 2015 and paid during fiscal year 2016.

(9)	Amount includes $9,375 earned during fiscal year 2015 and paid during fiscal year 2016.

(10)	Amount includes $9,375 earned during fiscal year 2015 and paid during fiscal year 2016.

(11)	Amount includes $13,570 earned during fiscal year 2015 and paid during fiscal year 2016.

(12)	Amount includes $10,625 earned during fiscal year 2015 and paid during fiscal year 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of June 30, 2015.

Equity Compensation Plan Information

			Number of securities
			Remaining available for
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights (1)	reflected in column (a)
Plan Category	(a)	(b)($)	(c)
Equity compensation plans approved by security holders:
1997 Equity Incentive Plan	62,941	3.03	491,663
2005 Equity Incentive Plan	4,092,787	1.63	6,381,029

Equity compensation plans not approved by security holders (2)	400,000	0.43	0

Total	4,555,728	1.65	6,872,692

(1)       The weighted-average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.

(2)     In a meeting or our board of directors on May 20, 2015, our board adopted the Cardica, Inc. Inducement Plan, or the 2015 Plan.  The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of Cardica, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with Cardica within the meaning of NASDAQ Listing Rule 5635(c)(4).  The 2015 Plan had a share reserve covering 400,000 shares of our common stock as of June 30, 2015.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of August 10, 2015, by:

●	each of our directors;

●	each of our executive officers named in the Summary Compensation Table below;

●	all of our executive officers and directors as a group; and

●	all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
5% or Greater Stockholders:
Entities and Persons Affiliated with Broadfin Capital LLC (2)	8,874,992	9.98%
Camber Capital Management LLC and related person (3)	8,374,846	9.42%
Entities and Persons Affiliated with Sutter Hill Ventures (4)	6,330,984	7.12%
PRIMECAP Management Company (5)	6,013,500	6.76%
Entities and Persons Affiliated with Sabby Healthcare (6)	4,450,000	5.00%
Named Executive Officers and Directors:
Julian Nikolchev	0	*
Bernard A. Hausen, M.D., Ph.D. (7)	1,148,327	1.29%
Robert Y. Newell (8)	595,808	*
Liam J. Burns (9)	291,667	*
Gregory D. Casciaro (10)	27,775	*
R. Michael Kleine (11)	27,775	*
William P. Moffitt, III (12)	54,780	*
Samuel E. Navarro (13)	27,775	*
Gary S. Petersmeyer (14)	54,780	*
John Simon, Ph.D. (15)	1,181,592	1.33%
William H. Younger, Jr. (16)	4,393,827	4.94%
All executive officers and directors as a group (11) persons) (17)	7,804,106	8.77%

*     Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D, 13G and 13F filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 88,955,216 shares outstanding on August 10, 2015, adjusted as required by rules promulgated by the SEC.

(2)

Based on a Schedule 13G filed with the SEC on March 25, 2015, reporting beneficial ownership as of March 24, 2015. Each of Broadfin Healthcare Master Fund, Ltd., Broadfin Healthcare Fund, L.P., Broadfin Healthcare Offshore Fund, Ltd, Broadfin Advisors, LLC, Broadfin Capital, LLC, and Kevin Kotler have sole voting and investment power over these shares. Does not include shares issuable upon conversion of 98,752 shares of Series A preferred stock held by Broadfin Capital, LLC due to a limitation on conversion. Each share of Series A preferred stock is convertible into 100 shares of common stock at the option of the holder, provided that the holder will be prohibited from converting if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of common stock then issued and outstanding, unless the holder gives us at least 61 days prior notice of an intent to so convert. The address of the principal office of each of Broadfin Healthcare Master Fund, Ltd. and Broadfin Healthcare Offshore Fund, Ltd, is 20 Genesis Close, Ansbacher House, Second Floor, P.O. Box 1344, Grand Cayman KY1-1108, Cayman Islands. The address of the principal office of each of Broadfin Healthcare Fund, L.P., Broadfin Advisors, LLC, Broadfin Capital, LLC, and Mr. Kotler is 300 Park Avenue, 25th Floor, New York, New York 10022.

(3)

Based on a Schedule 13G filed with the SEC on April 25, 2014, reporting beneficial ownership as of April 16, 2014. Each of Camber Capital Management LLC and Stephen Dubois has shared voting and investment power over these shares. Does not include shares issuable upon conversion of 92,722 shares of Series A preferred stock held by Camber Capital Management LLC due to a limitation on conversion. Each share of Series A preferred stock is convertible into 100 shares of common stock at the option of the holder, provided that the holder will be prohibited from converting if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of common stock then issued and outstanding, unless the holder gives us at least 61 days prior notice of an intent to so convert. The address of Camber Capital Management LLC and Mr. Dubois is 101 Huntington Avenue Suite 2550, Boston, MA 02199.

(4)

Based on a Schedule 13G/A filed with the SEC on February 13, 2014, reporting beneficial ownership as of December 31, 2014. Consists of (a) 3,412,793 shares, held by Sutter Hill Ventures, a California Limited Partnership (“SHV”), (b) 9,726 shares held by Sutter Hill Entrepreneurs Fund (AI), L.P. (“SHAI”), (c) 24,628 shares held by Sutter Hill Entrepreneurs Fund (QP), L.P. (“SHQP”), (d) 2,333 shares and 97,550 shares subject to stock options that are exercisable for common stock within 60 days after August 10, 2015, held by William H. Younger, Jr., a member of our Board, (e) 229,771 shares held by William H. Younger, Jr., Trustee, The William H. Younger Revocable Trust U/A/D 8/5/09, (f) 172,869 shares of common stock, held by SHV Profit Sharing Plan, a retirement trust, for the benefit of Mr. Younger, (g) 444,157 shares of common stock that are held by Yovest, L.P. and (h) an aggregate of 1,937,157 shares, that are held by individuals and entities associated with Sutter Hill other than by Mr. Younger and affiliates of Mr. Younger.  SHV disclaims beneficial ownership of the shares described in (b) through (h), SHAI disclaims beneficial ownership of the shares described in (a) and (c) through (h) and SHQP disclaims beneficial ownership of the shares described in (a), (b) and (d) through (h). The address of these entities and persons is 755 Page Mill Road, Suite A 200, Palo Alto, CA 94304.

(5)

Based on a Form 13F filed with the SEC on August 13, 2015, reporting beneficial ownership as of June 30, 2105, PRIMECAP Management Company has sole voting power over 5,315,000 of these shares, and sole investment power over all of these shares. The address of PRIMECAP Management Company is 225 South Lake Ave., Suite 400, Pasadena, CA 91101.

(6)

Based on a Schedule 13G filed with the SEC on June 24, 2015, reporting beneficial ownership as of June 22, 2015. Each of Sabby Healthcare Master Fund, Ltd., Sabby Management, LLC and Hal Mintz has shared voting and investment power over these shares. The address of the principal office of Sabby Healthcare Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. The address of the principal office of each of Sabby Management, LLC and Mr. Mintz is 10 Mountainview Road, Suite 205, Upper Saddle River, New Jersey 07458.

(7)

Includes 587,832 shares subject to stock options that are exercisable for common stock within 60 days from August 10, 2015, and 30,000 restricted stock units that will be vested within 60 days from August 10, 2015.

(8)

Includes 429,166 shares subject to stock options that are exercisable for common stock within 60 days from August 10, 2015, and 16,667 restricted stock units that will be vested within 60 days from August 10, 2015.

(9)

Includes 225,000 shares subject to stock options that are exercisable for common stock within 60 days after August 10, 2015, and 16,667 restricted stock units that will be vested within 60 days from August 10, 2015.

(10)	Includes 27,775 shares subject to stock options that are exercisable for common stock within 60 days from August 10, 2015.

(11)	Includes 27,775 shares subject to stock options that are exercisable for common stock within 60 days from August 10, 2015.

(12)	Includes 29,780 shares subject to stock options that are exercisable for common stock within 60 days from August 10, 2015.

(13)	Includes 27,775 shares subject to stock options that are exercisable for common stock within 60 days from August 10, 2015.

(14)	Includes 29,780 shares subject to stock options that are exercisable for common stock within 60 days from August 10, 2015.

(15)	Includes 97,550 shares subject to stock options that are exercisable for common stock within 60 days from August 10, 2015.

(16)

Consists of (a) 3,412,793 shares, held by Sutter Hill Ventures, a California Limited Partnership (“SHV”), (b) 2,333 shares and 97,550 shares subject to stock options that are exercisable for common stock within 60 days from August 10, 2015, held by William H. Younger, Jr. (c) 264,125 shares held by William H. Younger, Jr., Trustee, The William H. Younger Revocable Trust U/A/D 8/5/09, (d) 172,869 shares of common stock, held by SHV Profit Sharing Plan, a retirement trust, for the benefit of Mr. Younger and (e) 444,157 shares of common stock that are held by Yovest, L.P. Mr. Younger disclaims beneficial ownership of the shares described in (a), (c) and (e) except to the extent of his pecuniary interest in such shares.

(17)	Includes shares described in footnotes 7 through 16 above.

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

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Cardica, its senior management and its independent auditors, the Board has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Casciaro, Mr. Kleine, Mr. Moffitt, Mr. Petersmeyer, Mr. Navarro, Dr. Simon and Mr. Younger. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with Cardica. Mr. Nikolchev does not, and previously Dr. Hausen did not, qualify as an independent director their service as one of our executive officers.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to Cardica for fiscal years ended June 30, 2015, and June 30, 2014, by our independent registered public accounting firm for professional services rendered.

	Fiscal Year Ended
	2015	2014
	(in thousands)
Audit Fees1 2	$248,000	$345,000
Audit-related Fees (specifically describe audit-related fees incurred)	-	–
Tax Fees (specifically describe tax fees incurred)	-	–
All Other Fees (specifically describe all other fees incurred)	-	–
Total Fees	$248,000	$345,000

1 “Audit fees” are fees for professional services for the audit of our financial statements included in Form 10-K and review of financial statements included in Form 10-Qs, assistance with registration statements filed with the SEC and for services that are normally provided in connection with statutory and regulatory filings or engagements.

2 Excludes fees paid to Ernst & Young LLP in fiscal year 2014 in the amount of $3,000.

Our Audit Committee pre-approved all services provided by our independent registered public accounting firm for the fiscal years ended June 30, 2015 and 2014. The Audit Committee has determined that the rendering of the services other than audit services by BDO USA, LLP is compatible with maintaining the principal accountant’s independence.

In connection with the audit of the fiscal 2015 financial statements, Cardica entered into an engagement agreement with BDO USA, LLP which sets forth the terms by which BDO USA, LLP will perform audit services for Cardica.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services rendered by our independent registered public accounting firm. Pre-approval also may be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The Audit Committee Charter permits the Audit Committee to delegate pre-approval authority to one or more individuals, provided that any such individual report any such pre-approvals to the full Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cardica, Inc.
Registrant

Date: October 28, 2015	/s/ Robert Y. Newell
Robert Y. Newell
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
31.3	Certification of chief executive officer.
31.4	Certification of chief financial officer.