Form 10-Q
period 2015-09-30
CARDICA INC
filed 2015-11-12
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On November 6, 2015, there were 89,018,550 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at September 30, 2015, and June 30, 2015	3

b. Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014	4

c. Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2015 and 2014	5

d. Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A. Risk Factors	23

Item 6. Exhibits	43

SIGNATURES	44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$9,052	$8,264
Short-term investments	11,444	12,972
Accounts receivable, net	498	424
Inventories	1,172	1,391
Prepaid expenses and other current assets	243	310
Total current assets	22,409	23,361

Property and equipment, net	1,682	1,859
Long-term investments	1,450	3,970
Restricted cash	104	104
Total assets	$25,645	$29,294

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$861	$699
Accrued compensation	886	434
Other accrued liabilities	664	522
Current portion of deferred revenue	403	403
Total current liabilities	2,814	2,058

Deferred revenue, net of current portion	2,125	2,125
Note payable	2,898	2,828
Other non-current liabilities	223	194
Total liabilities	8,060	7,205

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: 191,474 shares issued and outstanding at September 30, 2015, and June 30, 2015	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized: 89,084,777 and 89,021,443 shares issued and 89,018,550 and 88,955,216 shares outstanding at September 30, 2015, and June 30, 2015, respectively	89	89
Additional paid-in capital	195,234	195,099
Treasury stock at cost (66,227 shares at September 30, 2015, and June 30, 2015)	(596)	(596)
Accumulated comprehensive loss	(5)	(8)
Accumulated deficit	(194,351)	(189,709)
Total stockholders' equity	17,585	22,089
Total liabilities and stockholders' equity	$25,645	$29,294

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	September 30,
	2015	2014
Net revenue:
Product sales, net	$737	$1,051
Royalty revenue	18	17
Total net revenue	755	1,068

Operating costs and expenses:
Cost of product sales	1,023	1,633
Research and development	1,616	1,736
Selling, general and administrative	2,657	2,658
Total operating costs and expenses	5,296	6,027

Loss from operations	(4,541)	(4,959)

Interest income	13	13
Interest expense	(120)	(110)
Other income (expense), net	6	(9)
Net loss	$(4,642)	$(5,065)
Basic and diluted net loss per share	$(0.05)	$(0.06)

Shares used in computing basic and diluted net loss per
Share	88,964	88,946

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended
	September 30,
	2015	2014
Net loss	$(4,642)	$(5,065)
Changes in market value of investments:
Change in unrealized gain (loss) on investments, net	3	(8)
Comprehensive loss	$(4,639)	$(5,073)

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	September 30,
	2015	2014
Operating activities:
Net loss	$(4,642)	$(5,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	301	422
Amortization of premiums on marketable securities	50	138
Stock-based compensation expense	135	313
Non-cash interest expense	70	60
Changes in operating assets and liabilities:
Accounts receivable	(74)	(75)
Prepaid expenses and other current assets	67	(2)
Inventories	219	(139)
Accounts payable and other accrued liabilities	333	223
Accrued compensation	452	(291)
Net cash used in operating activities	(3,089)	(4,416)

Investing activities:
Purchases of property and equipment	(124)	(248)
Proceeds from maturities of investments	7,608	2,500
Purchases of investments	(3,607)	(10,206)
Net cash provided by (cash used) in investing activities	3,877	(7,954)

Financing activities:
Net proceeds from issuances of common stock	—	(20)

Net increase (decrease) in cash and cash equivalents	788	(12,390)
Cash and cash equivalents at beginning of period	8,264	25,553
Cash and cash equivalents at end of period	$9,052	$13,163

Supplemental disclosure of cash flow information:
Interest paid	$50	$50

Supplemental disclosure of non-cash information:
Incremental debt discount relating to note extension	$—	$515

See accompanying notes to the condensed consolidated financial statements.

 CARDICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Cardica, Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company is commercializing and developing the MicroCutter XCHANGE® 30 based on its proprietary “staple-on-a-strip” technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter XCHANGE® 30, which is currently commercially-available, is a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line currently cleared for use in the United States for specified indications for use, and approved in Japan and in the European Union, or EU, for a broader range of specified indications for use. The Company previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, the Company suspended development of these additional potential products to focus solely on development of the MicroCutter XCHANGE 30.

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

The Company is attempting to expand in the international market of its MicroCutter XCHANGE 30 with additional selected regulatory filings. The Company also submitted the MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and, if the Company receives approval, anticipates launching it in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and recently received approval in August 2015, to market in Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through September 30, 2015, the Company generated $1.6 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30.

For the three months ended September 30, 2015, the Company generated net revenue of $0.8 million, including $0.6 million from the sale of automated anastomotic systems, $0.2 million from commercial sales of the MicroCutter XCHANGE 30 and $18,000 of royalty revenue.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements which include the accounts of Cardica, Inc. and its wholly-owned subsidiary in Germany. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of balances and results have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2015, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on September 25, 2015.

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which requires an entity measuring inventory other than last-in, first-out (LIFO) or the retail inventory method to measure inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its costs, the difference will be recognized as a loss in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company will be evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements and disclosures.

In April 2015, the FASB issued an accounting standard update which provides guidance on whether a cloud computing arrangement includes a software license to a customer of such an arrangement. If a cloud computing arrangement includes a software license, a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, otherwise the customer should account for the arrangement as a service contract. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The standard can be applied prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements and disclosures.

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

Reclassification

During fiscal year 2015, the Company identified that it had not appropriately classified $20.2 million of short-term investments as cash equivalents for the fiscal year ended June 30, 2014. Accordingly, the Company reclassified $20.2 million of short-term investments to cash equivalents for the year ended June 30, 2014, as these investments had an active market and original maturity dates of 90 days or less upon purchase. The reclassification resulted in the following changes to the September 30, 2014, consolidated financial statements: an increase in net cash used in investing activities of $8.1 million, an increase in cash equivalents by $12.1 million and a decrease in short-term investments by $12.1 million in the Consolidated Financial Statements. The reclassification resulted in the following changes to the June 30, 2014, consolidated financial statements: a decrease in net cash used in investing activities by $20.2 million in the Consolidated Statements of Cashflows; decrease in money market funds of $17.7 million, corporate debt securities of $1.0 million and commercial paper of $1.5 million from the available-for-sale securities in the Consolidated Financial Statements; and an increase in cash equivalents and a decrease in short-term investments by $20.2 million in the Consolidated Financial Statements. The misclassification had no effect on previously reported results of operations, total assets or accumulated deficit.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

In April 2014, the Company sold 37,375,000 shares of its common stock at $0.85 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of common stock at a conversion rate of 100 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and their affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding unless the holder gives the Company at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to the Company were approximately $44.6 million. For fiscal year ended June 30, 2014, the Company recorded a deemed dividend of $1.9 million related to beneficial conversion feature of series A convertible preferred stock. A one-time beneficial conversion charge was due to the difference between the common stock price and conversion price on the closing date of the Company’s public offering in April 2014.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The Company had received net proceeds of $1.2 million, from the sale of an aggregate of 884,756 shares of common stock through MLV prior to its expiration on August 2, 2014. During the three months ended September 30, 2014, the Company did not sell any shares of common stock through MLV.

Stock-Based Compensation

Stock-based compensation expense related to employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, pursuant to Accounting Standards Codification, or ASC, 718 “Compensation — Stock Compensation”. Stock-based compensation cost is measured on the grant date, based on the fair value-based measurement of the award and is recognized as an expense over the requisite service period which generally equals the vesting period of each grant. The Company recognizes compensation expense using the accelerated method and accounts for the non-employee share-based grants pursuant to ASC 505-50, Equity Based Payments to Non-Employees.

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended
	September 30,
	2015			2014
Risk-free interest rate	0.71%	-	1.50%	1.59%	-	1.65%
Dividend yield		—			—
Weighted-average expected term (in years)	4.24	-	4.31	4.83	-	4.86
Expected volatility	64.8%	-	65.8%	71.0%	-	72.1%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate on the date of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.1 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively. The Company recorded stock-based compensation expenses under ASC 505-50 of $3,407 and $0 for the three months ended September 30, 2015 and 2014, respectively. In December 2014, the Company cancelled certain options granted to employees in excess of the stock plan limits, which resulted in the recognition of $0.2 million of unamortized expense recorded as stock-based compensation expenses. Total compensation expense related to unvested awards not yet recognized is approximately $0.6 million at September 30, 2015, and is expected to be recognized over a weighted average period of 3.4 years.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended
	September 30,
	2015	2014
Cost of product sales	$18	$30
Research and development	41	63
Selling, general and administrative	76	220
Total	$135	$313

NOTE 3 - NET LOSS PER SHARE

Basic net loss per common share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period, and without consideration of potential common shares.  Diluted net loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding for the period, plus dilutive potential common shares for the period determined using the treasury-stock method.  For purposes of this calculation, options and warrants to purchase stock and unvested restricted stock awards are considered to be potential common shares and are only included in the calculation of diluted net loss per share when their effect is dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended
	September 30,
	2015	2014
Numerator:
Net loss	$(4,642)	$(5,065)
Denominator:
Denominator for basic and diluted net loss per share	88,964	88,946
Basic and diluted net loss per share	$(0.05)	$(0.06)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of September 30, 2015 and 2014, because their effect would be antidilutive (in thousands):

	As of September 30,
	2015	2014
Options to purchase common stock	4,628	5,956
Unvested restricted stock awards	543	306
Shares reserved for issuance upon conversion of Series A Preferred	19,147	19,147
Total	24,318	25,409

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,138	$—	$—	$7,138
Short-term investments:
Corporate debt securities	—	11,444	—	11,444
Long-term investments:
Corporate debt securities	—	1,450	—	1,450

Total assets at fair value	$7,138	$12,894	$—	$20,032

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,399	$—	$—	$6,399
Corporate debt securities	—	668	—	668
Short-term investments:
Corporate debt securities	—	12,972	—	12,972
Long-term investments:
Corporate debt securities	—	3,970	—	3,970

Total assets at fair value	$6,399	$17,610	$—	$24,009

Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $1.9 million at September 30, 2015, and $1.2 million at June 30, 2015, were not included in the fair value hierarchy disclosure. As of September 30, 2015, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable. As of September 30, 2015, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. See “Note 8 - Note Payable”.

NOTE 5 – Available–for-Sale Securities

The Company held investments in marketable securities as of September 30, 2015, and June 30, 2015, with maturity dates of less than one year for short-term and greater than one year for long-term.

The Company’s investments consisted of the following (in thousands):

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$11,449	$—	$(5)	$11,444
Corporate debt securities – Long-term	1,450	—	—	1,450

Total	$12,899	$—	$(5)	$12,894

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$12,978	$—	$(6)	$12,972
Corporate debt securities – Long-term	3,972	—	(2)	3,970

Total	$16,950	$—	$(8)	$16,942

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	September 30, 2015	June 30, 2015
Raw materials	$766	$870
Work in progress	111	162
Finished goods	295	359
Total	$1,172	$1,391

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “2011 Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement (“the 2011 note agreement”), Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. In August 2013, Century filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and recently received approval in August 2015, to market in Japan. Now that approvals for marketing in Japan have been obtained, the Company is working with Century to determine their launch plan for the MicroCutter XCHANGE 30 in Japan, specifically whether they launch the commercially-available thin tissue version of the device, or whether they wait until the MicroCutter XCHANGE 30 combo device is available.

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

As of September 30, 2015, and June 30, 2015, the balance of the loan was $2.9 million and $2.8 million net of debt issuance costs of $1.1 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

      For the three months ended September 30, 2015 and 2014, sales of automated anastomosis system to Century accounted for approximately 22% and 23%, of the Company’s total product sales. As of September 30, 2015, and June 30, 2015, Century accounted for approximately 33% and 46%, respectively, of the total accounts receivable balance.

Intuitive Surgical

       On August 16, 2010, the Company entered into a license agreement with Intuitive Surgical (the “License Agreement”) pursuant to which the Company granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use the Company’s intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million. The Company is eligible to receive single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified products covered by the Company’s patent rights, if any. Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy. Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and except in the case of termination for the Company’s uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well. Under the License Agreement, Intuitive Surgical has rights to improvements in the Company’s technology and intellectual property over a specified period of time.

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that was being recognized as revenue ratably over that three year period. The Company has fully recognized such revenue, and as of September 30, 2015 and 2014, there was no deferred revenue related to this arrangement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the three months ended September 30, 2015 or 2014.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of September 30, 2015, and June 30, 2014.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

As of September 30, 2015, and June 30, 2015, the balance of the loan was $2.9 million and $2.8 million net of debt issuance costs of $1.1 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance was recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed consolidated balance sheet as of September 30, 2015, and June 30, 2015, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  September 30, 2015, including the Second Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2016 (remaining nine months)	$733
2017	1,001
2018	1,032
2019	173
Total minimum lease payments	$2,939

Legal Proceedings

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, the Company had determined, based upon the current information available, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

NOTE 10 – SUBSEQUENT EVENT

On November 5, 2015, the Company announced that Thomas J. Palermo will join the company on November 16, 2015, as chief operating officer, responsible for all aspects of research and development, operations and regulatory affairs, reporting to Julian Nikolchev, president and CEO of Cardica. On October 5, 2015, the Company announced the appointment of Julian Nikolchev as president, chief executive officer and a member of the Cardica board of directors, effective October 15, 2015. Mr. Nikolchev succeeds Bernard A. Hausen, M.D., Ph.D., who cofounded Cardica and served as president and chief executive officer since 2000 and who announced that he was stepping down from his positions in August 2015.

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

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this report, and with our financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2015, which was filed with the Securities and Exchange Commission on September 25, 2015.

Overview

We are commercializing and developing our MicroCutter XCHANGE® 30 based on our proprietary “staple-on-a-strip” technology for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter XCHANGE® 30, which is currently commercially-available, is a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line cleared for use in the United States for specific indications for use described below, and approved in Japan and in the European Union, or EU, for a broader range of indications for use. We previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, we suspended development of these additional potential products to focus solely on development of the MicroCutter XCHANGE 30. We recently completed an assessment by an independent market research firm of the US market for the MicroCutter XCHANGE 30 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially-available MicroCutter XCHANGE 30, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

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

We are attempting to expand in the international market of our MicroCutter XCHANGE 30 with additional selected regulatory filings. We also submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and recently received approval in August 2015, to market in Japan. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of September 30, 2015, more than 14,800 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of September 30, 2015, more than 41,700 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through September 2015, we have generated $1.6 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30.

For the three months ended September 30, 2015, we generated net revenue of $0.8 million, including $0.6 million from the sales of automated anastomotic systems, $0.2 million from commercial sales of the MicroCutter XCHANGE 30 and $18,000 of royalty revenue, and incurred a net loss of $4.6 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for at least the next several years. We have not generated significant revenues from the MicroCutter XCHANGE 30. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If we fail to obtain broader commercial adoption of our C-Port and PAS-Port systems or achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. During the three months ended March 31, 2015, we eliminated eight sales representatives, three of whom were related to selling our automated anastomotic systems and five were for microcutter products. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. We continue to sell our microcutter products only to a select number of key hospitals in the United States and through distributors in Europe before we broadly commercially re-launch our improved MicroCutter XCHANGE 30 combo device. As such, we do not anticipate that we will generate significantly higher products sales in the next few quarters.

As of September 30, 2015, we had approximately $20.5 million of cash, cash equivalents and short-term investments, $1.4 million in long-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the product development of the MicroCutter XCHANGE 30, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

In order to satisfy our longer term liquidity requirements, we may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders.

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the 2011 Distribution Agreement, with Century Medical, Inc., or Century with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement (“the 2011 note agreement”), Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, under the agreement, subject to certain conditions, which principal due date was extended to September 30, 2018, effective July 1, 2014.  Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. Now that approvals of the MicroCutter XCHANGE 30 stapler and cartridge for marketing in Japan have been obtained, we are working with Century to determine their launch plan for the MicroCutter XCHANGE 30 in Japan, specifically whether they launch the commercially-available thin tissue version of the device, or whether they wait until the MicroCutter XCHANGE 30 combo device is available.

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

Agreements with Intuitive Surgical

On August 16, 2010, we entered into a license agreement, or License Agreement, with Intuitive Surgical Operations, Inc., or Intuitive Surgical, pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million. We are eligible to receive single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by our patent rights as well as on sales of certain other products covered by our patent rights that may be developed in the future, if any.  Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy.  Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and, except in the case of termination for our uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well.  Under the License Agreement, Intuitive Surgical has rights to improvements in our technology and intellectual property over a specified period of time.

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million. We have fully recognized such revenue, and as of September 30, 2015 and 2014, there was no deferred revenue.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

Agreement with MLV

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent. We received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV prior to the expiration on August 2, 2014. During the three months ended September 30, 2014, we did not sell any shares of common stock through MLV.

Resignation of Chief Executive Officer

On October 5, 2015, we announced the appointment of Julian Nikolchev as our president, chief executive officer and a member of our board of directors, effective October 15, 2015. Mr. Nikolchev succeeds Bernard A. Hausen, M.D., Ph.D., who cofounded Cardica and served as president and chief executive officer since 2000 and who announced that he was stepping down from his positions in August 2015. Dr. Hausen will continue to serve as an employee to Cardica through December 31, 2015. Provided that Dr. Hausen signs a liability release in favor of Cardica, Dr. Hausen will receive, as severance benefits following the termination of his employment with Cardica, twelve months base salary, reimbursement of up to 18 months of COBRA premiums for his health care, and accelerated vesting of all of his equity awards.

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

There were no significant changes to our critical accounting policies and significant judgments and estimates as set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on September 25, 2015.

 Results of Operations

Comparison of the three month periods ended September 30, 2015 and 2014

      Net Revenue. Total net revenue was $0.8 million for the three months ended September 30, 2015, compared to $1.1 million for the same period in 2014. Product sales decreased by $0.3 million, or 30%, to $0.8 million for the three months ended September 30, 2015, compared to $1.1 million for the same period in 2014. The decrease in product sales for the three months ended September 30, 2015, was primarily attributable to lower automated anastomotic systems and MicroCutter XCHANGE 30 sales, due to the elimination of the cardiac sales team and five microcutter product sales representatives.

Royalty revenue was $18,000 for the three months ended September 30, 2015, compared to $17,000 for the same period in 2014. There was no license and development revenue recorded for the three months ended September 30, 2015 and 2014, as the three years amortization of the license and development agreement with Intuitive Surgical ended in August 2013.

For the three months ended September 30, 2015 and 2014, sales of automated anastomosis systems to Century accounted for approximately 22% and 23%, respectively, of our total product sales. For the three months ended September 30, 2015 and 2014, sales of automated anastomosis systems to Herz-Und Diabeteszentrum in Germany accounted for approximately 11% and 6%, respectively, of our product sales.

We anticipate that product sales revenue will increase in absolute terms in the next few quarters since we recently resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $0.6 million, or 37%, to $1.0 million for the three months ended September 30, 2015, compared to $1.6 million for the same period in 2014. The decrease in cost of product sales for the three months ended September 30, 2015, was primarily driven by the lower number of units sold for automated anastomotic systems and MicoCutter XCHANGE 30.

We anticipate that cost of product sales will increase in absolute terms in the next few quarters, since we recently resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense decreased by $0.1 million, or 7%, to $1.6 million for the three months ended September 30, 2015, compared to $1.7 million for the same period in 2014. The decrease was primarily attributable to lower staff level, partially offset by higher clinical study expenses relating to the MicroCutter XCHANGE 30 expanded vascular indications use.

We anticipate that research and development expenses will slightly increase in absolute terms in the next few quarters due to clinical trial, product testing and tooling expenses related to the improved MicroCutter XCHANGE 30.

Selling, General and Administrative Expense. Selling, general and administrative expenses were constant at $2.7 million for the three months ended September 30, 2015 and 2014. The expenses were primarily attributable to a potential severance expense of $0.5 million, an increase in professional outside services of $0.4 million relating to product marketing research and legal services, partially offset by lower demo and sample expenses of $0.3 million and lower non-cash stock compensation expenses of $0.1 million relating to market volatility and adjustments for terminated employees.

  We expect selling, general and administrative expense to decrease slightly in absolute terms in the next few quarters due to lower staff level.

Interest Expense. Interest expense for the three months ended September 30, 2015 did not change substantively compared to the same period in 2014. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Off-Balance Sheet Arrangements

      As of September 30, 2015, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of September 30, 2015, our accumulated deficit was $194.3 million and we had cash, cash equivalents and short-term investments of $20.5 million, and $1.4 million in long-term investments, compared to cash, cash equivalents, and short-term investments of $21.2 million and $4.0 million in long-term investments at June 30, 2015. We currently invest some of our cash, cash equivalents, short-term and long-term investments in money market funds and corporate debt securities. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

On September 2, 2011, we entered into a distribution agreement, or the Distribution Agreement, with Century Medical, Inc., or Century, with respect to distribution of our planned microcutter products in Japan.  Additionally, under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions, which principal due date was extended by two years to September 30, 2018, effective July 1, 2014. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. Now that approvals for the MicroCutter XCHANGE 30 stapler and cartridge have been obtained for marketing in Japan, we are working with Century to determine their launch plan for the MicroCutter XCHANGE 30 in Japan, specifically whether they launch the commercially-available thin tissue version of the device, or whether they wait until the MicroCutter XCHANGE 30 combo device is available.

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

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent over the term of the ATM Agreement. We received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV prior to the expiration on August 2, 2014. During the three months ended September 30, 2014, we did not sell any shares of common stock through MLV.

Summary cash flow data is as follows (in thousands):

	Three months ended
	September 30,
	2015	2014
Net cash used in operating activities	$(3,089)	$(4,416)
Net cash provided by (used in) investing activities	3,877	(7,954)
Net cash provided by (used in) financing activities	—	(20)

      Our net use of cash in operating activities for the three months ended September 30, 2015, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and the improvements of the MicroCutter XCHANGE 30, and an increase in accounts receivable of $0.1 million relating to higher product sales, partially offset by an increase in accrued compensation of $0.4 million relating to severance expenses, an increase in accounts payable and accrued liabilities of $0.3 million in part relating to market research analysis and legal services, and a decrease in inventories of $0.2 million due to lower sales production. Our net use of cash in operating activities for the three months ended September 30, 2014, was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development of the microcutter product line and commercialization efforts related to our MicroCutter XCHANGE 30, an increase in inventories of $0.1 million due to inventory management related to products shortage for MicroCutter XCHANGE 30, a decrease in accrued compensation of $0.3 million in part relating to management bonus payout and an increase in accounts receivable of $0.1 million, partially offset by an increase in accounts payable and other accrued liabilities of $0.2 million due to shareholder activist related expenses.

Net cash provided by investing activities for the three months ended September 30, 2015, was mainly due to the net proceeds from the sales of investments of $4.0 million, offset by capital equipment purchases of $0.1 million mainly related to our microcutter design changes. Net cash used in investing activities for the three months ended September 30, 2014, was mainly due to the net purchases of investments of $7.7 million and capital equipment purchases of $0.2 million.

Net cash used by financing activities for the three months ended September 30, 2014, was related to April 2014 offering issuance costs of $20,000.

We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the process for obtaining additional regulatory clearances and approvals for the commercial use of our microcutter products in the United States and internationally, and we could exhaust our available financial resources sooner than we currently expect.

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

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

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

As part of our controlled commercial launch of the MicroCutter XCHANGE 30 in Europe and in the United States, we made our first sales in December 2012 and March 2014, respectively. We have agreements for the microcutter product line with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, to facilitate direct sale of the microcutter products. We intend to continue to make enhancements to the MicroCutter XCHANGE 30 before continuing our efforts to develop other products in our planned microcutter product line. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of the MicroCutter XCHANGE 30 or any other products in our planned microcutter product line. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for at least the next few years, if at all, we may need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the 12 months, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Broadfin Healthcare Master Fund, LTD, or Broadfin, has announced its intention to initiate a proxy contest with respect to the election of directors at our upcoming annual meeting of stockholders, or the Annual Meeting. Broadfin is proposing to solicit proxies for the purpose of voting in favor of its eight nominees for election to our board of directors, including three of our current board members. Responding to the potential proxy contest is costly and time-consuming, is a significant distraction for our board of directors, management and employees, and diverts the attention of our board of directors and senior management from the pursuit of our business strategy, which could adversely affect our results of operations and financial condition. Further, we have incurred, and will continue to incur, expenses for legal and advisory fees and administrative and associated costs incurred in connection with responding to the potential proxy contest, which may include related litigation, which costs may be substantial.

Contractual Obligations

Our future contractual obligations at September 30, 2015, were as follows (in thousands):

Fiscal Year Ending June 30,	Operating lease obligations	Purchase commitments	Note payable, including interest	Total
2016 (Remaining nine months)	$733	$735	$150	$1,618
2017 – 2018 (7/1/2016 – 6/30/2018)	2,033	—	400	2,433
2019 – 2020 (7/1/2018 – 6/30/2020)	173	—	4,050	4,223
Total	$2,939	$735	$4,600	$8,274

This compares to our future contractual obligations as of June 30, 2015, of $8.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During the three months ended September 30, 2015, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on September 25, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Although we have revised the text of some of the risk factors set forth below, the underlying risks have not changed materially from the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, other than the ones that we have marked with an asterisk (*).

Risks Related to Our Finances and Capital Requirements

*We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred annual net losses since our inception in October 1997.  As of September 30, 2015, our accumulated deficit was approximately $194.3 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as increased sales of our commercially launched MicroCutter XCHANGE 30 in Europe and in the United States.

Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

●	achievement of broad acceptance for the MicroCutter XCHANGE 30 in Europe and in the United States, as well as any future products that we may commercialize;

●	achievement of international and U.S. regulatory clearance or approval for additional products; and

●	successful sales, manufacturing, marketing and distribution of our products.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through September 30, 2015, we have generated $1.6 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30. Sales of our products and royalty activities generated revenues of only $0.8 million and $1.1 million for the three month periods ended September 30, 2015 and 2014, respectively. Sales of our products, license and development and royalty activities generated revenues of and $2.9 million, $3.6 million and $3.5 million for fiscal years 2015, 2014 and 2013, respectively. During the three months ended March 31, 2015, we eliminated eight sales representatives, three of whom were related to selling our automated anastomotic systems and five were for microcutter products. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. We continue to sell our microcutter products only to a select number of key hospitals in the United States and through distributors in Europe before we broadly commercially re-launch our improved MicroCutter XCHANGE 30 combo device. As such, we do not anticipate that we will generate significantly higher products sales in the next few quarters.

Our cost of product sales were 139% and 155% of our net product sales for the three month periods ended September 30, 2015 and 2014, respectively, and 145%, 136% and 117% of our net product sales for fiscal years 2015, 2014 and 2013, respectively. We expect slightly higher cost of product sales relative to product sales for the next few quarters. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

An existing debt arrangement with our current distributor and lender Century under which, as of September 30, 2015, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

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

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

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

We are dependent upon the commercial success of our MicroCutter XCHANGE 30 in Europe and in the United States which, if not successful, could prevent us from successfully commercializing our other potential future microcutter products.

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30 combo device. If we are not successful in improving the performance of the MicroCutter XCHANGE 30 and achieving market adoption of the MicroCutter XCHANGE 30 combo device in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter XCHANGE 30 in Europe, and adoption of the MicroCutter XCHANGE 30 in the United States, and our ability to expand our microcutter product line.

A number of factors will influence our ability to gain clinical adoption of the MicroCutter XCHANGE 30 and any future microcutter products:

●

in many surgical specialties, the use of laparoscopic and open surgical stapling devices is routine in clinical practice and an accepted standard of care. Two large companies, Johnson & Johnson and Covidien, now part of Medtronic, dominate the market for surgical stapling devices. For our products to be clinically adopted, they must show benefits that are significant enough for surgeons to communicate their preference and to overcome any constraints on their hospitals’ ability to purchase competing products, such as purchasing contracts, to buy one of our stapling products to replace a competing device;

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

To date, we have generated revenues almost exclusively from the sale of automated anastomotic systems, and started generating minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012 and in the United States in March 2014, following our FDA clearances for the MicroCutter XCHANGE 30 with blue staple cartridge in January 2014, and for the white staple cartridge in February 2014. We will continue to sell our automated anastomotic systems internationally through distributors and sell our automated anastomotic systems through independent sales representatives in the United States. We continue to only sell our microcutter products to a select number of key hospitals in the United States and through distributors in Europe before we commercially re-launch our improved MicroCutter XCHANGE 30. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

*The limitations on the indications for use for the MicroCutter XCHANGE 30 will limit our promotional activities, which could inhibit our success in commercializing the MicroCutter XCHANGE 30 and could expose us to potential off-label risks or adverse events, including fines, penalties, injunctions or product liability claims if our products are used off-label or we are determined to be promoting the use of our products for unapproved or “off-label” uses.

Our promotional materials and training methods must comply with FDA and other applicable laws and regulations, including the prohibition of the promotion of the off-label use of our products. Healthcare providers may use our products off-label, as the FDA and foreign regulatory authorities do not restrict or regulate a physician’s choice of treatment within the practice of medicine. However, if the FDA or foreign regulatory authority determines that our promotional materials or training constitutes promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance of an untitled letter, a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our promotional or training materials to constitute promotion of an unapproved use, which could result in significant fines or penalties. Although our policy is to refrain from statements that could be considered off-label promotion of our products, the FDA or another regulatory agency could disagree and conclude that we have engaged in off-label promotion. In addition, the off-label use of our products may increase the risk of product liability claims. Product liability claims are expensive to defend and could result in substantial damage awards against us and harm our reputation.

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

Our products require training to use, and if physicians are not willing to undergo that training, or if they undergo the training but do not use our products properly, or for other reasons, our products may not gain any significant degree of market acceptance and a lack of market acceptance would have a material adverse effect on our business.

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

We derive a substantial portion of our revenue from sales of automated anastomosis system to Century, our distributor in Japan, and to Herz-Und Diabeteszentrum in Germany. The loss of either of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For the three months ended September 30, 2015 and 2014, sales of automated anastomosis system to Century accounted for approximately 22% and 23%, respectively, of our total product sales. For the three months ended September 30, 2015 and 2014, sales of automated anastomosis system to Herz-Und Diabeteszentrum accounted for approximately 11% and 6%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

We may require substantial additional capital to continue operations as currently conducted and as proposed to be conducted.

As of September 30, 2015, we had approximately $20.5 million of cash, cash equivalents and short-term investments, $1.4 million in long-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

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

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe and in the United States, we have generated minimal revenues from this launch through September 30, 2015. We only received the FDA 510(k) clearances for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures. We have not yet received FDA clearance for this 510(k) submission. The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned improvements, features and products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

●	reduced product size;

●	ease of use;

●	product quality and reliability;

●	device cost-effectiveness;

●	degree of articulation;

●	surgeon relationships; and

●	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien, now part of Medtronic, currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business. A private company, JustRight Surgical, LLC, is developing smaller surgical instruments and has announced FDA 510(k) clearance for a 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability of staple sizes and articulation compared to the MicroCutter XCHANGE 30. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

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

Our business and future operating results depend significantly on the continued contributions of our key technical personnel and senior management. We have had turnover in a number of senior executive positions, including our chief executive officer, our vice president of research and development, and our vice president of operations. Most recently, we hired a new chief operating officer who will start on November 16, 2015, an executive officer on October 15, 2015, and a vice president of operations in May 2015. These transitions, along with the hiring of other new senior managers, may be disruptive to our business, and if we are unable to execute an orderly transition, our revenue, operating results and financial condition may be adversely impacted. Future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

As of September 30, 2015, we had 46 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

●	the Foreign Corrupt Practices Act, a U.S. law which regulates certain financial relationships with foreign government officials (which could include, for example, certain medical professionals);

●	federal and state consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.; and

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

On December 9, 2014, we received notice from the NASDAQ Global Market that we did not meet the continued listing requirements for listing our common stock on the NASDAQ Global Market because for 30 consecutive business days the bid price of our common stock had closed below $1.00 per share. In June 2015, we transferred the listing of our common stock to the NASDAQ Capital Market. We have until December 7, 2015, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days (or such longer period of time as the NASDAQ staff may require in some circumstances, but generally not more than 20 consecutive business days) before December 7, 2015. If we are not able to achieve compliance by December 7, 2015, we will need to cure the deficiency by effecting a reverse stock split; however, we will not be able to effect a reverse stock split until after our upcoming annual meeting, which is currently scheduled for January 29, 2016. If it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our common stock will become subject to delisting. We cannot guarantee that our stock price will meet the listing requirements and therefore our common stock may be subject to delisting.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

An active and liquid trading market for our common stock may not develop or be sustained. Factors that could cause volatility in the market price of our common stock include, but are not limited to:

●	completion of development and commercial launch of our microcutter products, and the timing thereof;

●	our ability to maintain our listing on the NASDAQ Capital Market;

●	perceptions that we may not be able to raise capital as needed, or that investors will be substantially diluted if we do raise capital;

●	market acceptance and adoption of our products;

●	regulatory clearance or approvals of or other regulatory developments with respect to our products;

●	volume and timing of orders for our products;

●	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

●	quarterly variations in our or our competitors’ results of operations;

●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

●	the announcement of new products or product enhancements by us or our competitors;

●	announcements related to patents issued to us or our competitors and to litigation;

●	developments in our industry; and

●	actions by stockholder activists.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 42% of our outstanding common stock as of September 30, 2015. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 19,147,400 shares of our common stock and, if they were to convert all of the shares of our Series A preferred stock, our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, would beneficially own approximately 52% of our outstanding common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Broadfin Healthcare Master Fund, LTD, or Broadfin, has announced its intention to initiate a proxy contest with respect to the election of directors at our upcoming annual meeting of stockholders, or the Annual Meeting. Broadfin is proposing to solicit proxies for the purpose of voting in favor of its eight nominees for election to our board of directors, including three of our current board members. Our business, operating results or financial condition could be harmed by the potential proxy contest because, among other things:

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

Cardica, Inc.

Date: November 12, 2015	/s/ Julian Nickolchev
Julian Nickolchev
President, Chief Executive Officer and Director, (Principal Executive Officer)

Date: November 12, 2015	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.7	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	Employment Agreement, dated October 2, 2015, with Julian Nikolchev					X
10.2	Cardica, Inc. Non-Employee Director Compensation.					X
10.3	Cardica Executive Performance Bonus Plan	8-K	000-51772	10.1	07/24/2015
10.4	Separation Agreement with Bernard Hausen, dated September 16, 2015					X
10.5	Cardica, Inc, Inducement Plan					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X