Form 10-Q
period 2015-12-31
CARDICA INC
filed 2016-02-10
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

On February 5, 2016, there were 89,018,550 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at December 31, 2015, and June 30, 2015	3

b. Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2015 and 2014	4

c. Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2015 and 2014	5

d. Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1A. Risk Factors	25

Item 6. Exhibits	43

SIGNATURES	44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2015	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$6,381	$8,264
Short-term investments	12,099	12,972
Accounts receivable, net	533	424
Inventories	1,018	1,391
Prepaid expenses and other current assets	221	310
Total current assets	20,252	23,361

Property and equipment, net	1,452	1,859
Long-term investments	—	3,970
Restricted cash	104	104
Total assets	$21,808	$29,294

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$862	$699
Accrued compensation	885	434
Other accrued liabilities	594	522
Current portion of deferred revenue	403	403
Total current liabilities	2,744	2,058

Deferred revenue, net of current portion	2,125	2,125
Note payable	2,971	2,828
Other non-current liabilities	214	194
Total liabilities	8,054	7,205

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized: 191,474 shares issued and outstanding at December 31, 2015, and June 30, 2015	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized: 89,084,777 and 89,021,443 shares issued and 89,018,550 and 88,955,216 shares outstanding at December 31, 2015, and June 30, 2015, respectively	89	89
Additional paid-in capital	195,499	195,099
Treasury stock at cost (66,227 shares at December 31, 2015, and June 30, 2015)	(596)	(596)
Accumulated comprehensive loss	(14)	(8)
Accumulated deficit	(198,438)	(189,709)
Total stockholders' equity	13,754	22,089
Total liabilities and stockholders' equity	$21,808	$29,294

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Net revenue:
Product sales, net	$683	$639	$1,420	$1,690
Royalty revenue	17	18	35	35
Total net revenue	700	657	1,455	1,725

Operating costs and expenses:
Cost of product sales	889	944	1,912	2,577
Research and development	1,630	1,848	3,246	3,584
Selling, general and administrative	2,161	3,205	4,818	5,863
Total operating costs and expenses	4,680	5,997	9,976	12,024

Loss from operations	(3,980)	(5,340)	(8,521)	(10,299)

Interest income	14	13	27	26
Interest expense	(123)	(112)	(243)	(222)
Other income (expense), net	2	(3)	8	(12)
Net loss	$(4,087)	$(5,442)	$(8,729)	$(10,507)
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.10)	$(0.12)

Shares used in computing basic and diluted net loss per share	89,018	88,955	88,991	88,950

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Net loss	$(4,087)	$(5,442)	$(8,729)	$(10,507)
Changes in market value of investments:
Change in unrealized loss on short-term investments, net of tax	(9)	(7)	(6)	(15)
Comprehensive loss	$(4,096)	$(5,449)	$(8,735)	$(10,522)

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	December 31,
	2015	2014
Operating activities:
Net loss	$(8,729)	$(10,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	543	743
Amortization of premiums on marketable securities	106	269
Stock-based compensation expense	400	627
Non-cash interest expense	143	121
Changes in operating assets and liabilities:
Accounts receivable, net	(109)	313
Prepaid expenses and other current assets	89	63
Inventories	373	(310)
Accounts payable and other accrued liabilities	255	628
Accrued compensation	451	(412)
Net cash used in operating activities	(6,478)	(8,465)

Investing activities:
Purchases of property and equipment	(136)	(385)
Proceeds from maturities of investments	13,658	13,279
Purchases of investments	(8,927)	(23,166)
Net cash provided by (cash used) in investing activities	4,595	(10,272)

Financing activities:
Net proceeds from issuances of common stock	—	(65)

Net increase (decrease) in cash and cash equivalents	(1,883)	(18,802)
Cash and cash equivalents at beginning of period	8,264	25,553
Cash and cash equivalents at end of period	$6,381	$6,751

Supplemental disclosure of cash flow information:
Interest paid	$100	$100

Supplemental disclosure of non-cash information:
Incremental debt discount relating to note extension	$—	$515

See accompanying notes to the condensed consolidated financial statements.

 CARDICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended its controlled commercial launch in November 2014, as the Company shifted its focus to improved performance based on surgeon feedback. In April 2015, the Company resumed its controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. While the Company continues this controlled commercial launch, the Company’s goal is to complete product improvements on the MicroCutter XCHANGE 30 combo device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges. To further expand the use of the MicroCutter XCHANGE 30, the Company submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures, and recently received FDA 510(k) clearance to use its MicroCutter XCHANGE® 30 surgical stapling device with a white cartridge for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. This clearance complements the existing indications for use of the MicroCutter XCHANGE 30 in surgical procedures in the small and large intestine and in the appendix.

The Company is attempting to expand in the international market of its MicroCutter XCHANGE 30 with additional selected regulatory filings. The Company also submitted the MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and, if the Company receives approval, anticipates launching it in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through December 31, 2015, the Company generated $1.7 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30. In November 2015, the Company issued a voluntary removal of the MicroCutter XCHANGE 30 blue cartridges from the market, as the MicroCutter XCHANGE 30 device sold primarily in Europe was labeled for use with the white cartridge only. The impact of the returned products from the voluntary removal was not significant.

For the six months ended December 31, 2015, the Company generated net revenue of $1.4 million, including $1.1 million from the sale of automated anastomotic systems, $0.3 million from commercial sales of the MicroCutter XCHANGE 30 and $35,000 of royalty revenue.

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

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability. The new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as noncurrent on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be our fiscal year 2017 beginning July 1, 2016. The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

In July 2015, the FASB issued an accounting standard update which requires an entity measuring inventory other than last-in, first-out (LIFO) or the retail inventory method to measure inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its costs, the difference will be recognized as a loss in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company will be evaluating the impact of the adoption of this standard on the Company’s consolidated financial statements and disclosures.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Risk-free interest rate	1.33%	0.21% - 1.59%	0.71% - 1.50%	0.21% - 1.65%	%
Dividend yield	—	—	—	—
Weighted-average expected term (in years)	4.98	4.90	4.24 - 4.98	4.83 - 4.90
Expected volatility	67.4%	68.4%	54.8% - 67.4%	68.4% - 72.1%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate on the date of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.4 million and $0.6 million for the six months ended December 31, 2015 and 2014, respectively. The Company recorded stock-based compensation expenses under ASC 505-50 of $5,991 and $0 for the six months ended December 31, 2015 and 2014, respectively. In December 2014, the Company cancelled certain options granted to employees in excess of the stock plan limits, which resulted in the recognition of $0.2 million of unamortized expense recorded as stock-based compensation expenses. Total compensation expense related to unvested awards not yet recognized is approximately $1.0 million at December 31, 2015, and is expected to be recognized over a weighted average period of 3.3 years. For the three months ended December 31, 2015, the Company issued 4,891,169 options under its Inducement Plan to the Company’s new CEO at a grant price of $0.28 per share.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Cost of product sales	$17	$21	$35	$51
Research and development	30	(10)	72	53
Selling, general and administrative	218	303	293	523
Total	$265	$314	$400	$627

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	December 31,		December 31,
	2015	2014	2015	2014
Numerator:
Net loss	$(4,087)	$(5,442)	$(8,729)	$(10,507)
Denominator:
Denominator for basic and diluted net loss per share	89,018	88,955	88,991	88,950
Basic and diluted net loss per share	$(0.05)	$(0.06)	$(0.10)	$(0.12)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of December 31, 2015 and 2014, because their effect would be antidilutive (in thousands):

	As of December 31,
	2015	2014
Options to purchase common stock	9,389	5,297
Unvested restricted stock awards	527	290
Shares reserved for issuance upon conversion of Series A Preferred	19,147	19,147
Total	29,063	24,734

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,165	$—	$—	$5,165
Corporate debt securities	—	744	—	744
Short-term investments:
Corporate debt securities	—	12,099	—	12,099

Total assets at fair value	$5,165	$12,843	$—	$18,008

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,399	$—	$—	$6,399
Corporate debt securities	—	668	—	668
Short-term investments:
Corporate debt securities	—	12,972	—	12,972
Long-term investments:
Corporate debt securities	—	3,970	—	3,970

Total assets at fair value	$6,399	$17,610	$—	$24,009

Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $0.5 million at December 31, 2015, and $1.2 million at June 30, 2015, were not included in the fair value hierarchy disclosure. As of December 31, 2015, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable. As of December 31, 2015, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk. See “Note 8 - Note Payable”.

NOTE 5 – Available–for-Sale Securities

The Company held investments in marketable securities as of December 31, 2015, and June 30, 2015, with maturity dates of less than one year for short-term and greater than one year for long-term.

The Company’s investments consisted of the following (in thousands):

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$12,113	$—	$(14)	$12,099

Total	$12,113	$—	$(14)	$12,099

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$12,978	$—	$(6)	$12,972
Corporate debt securities – Long-term	3,972	—	(2)	3,970

Total	$16,950	$—	$(8)	$16,942

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	December 31, 2015	June 30, 2015
Raw materials	$714	$870
Work in progress	148	162
Finished goods	156	359
Total	$1,018	$1,391

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “2011 Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement (“the 2011 note agreement”), Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. In August 2013, Century filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and received approval in August 2015 to market in Japan. Now that approvals for marketing in Japan have been obtained, the Company is working with Century to determine their launch plan for the MicroCutter XCHANGE 30 in Japan, specifically whether they launch the commercially-available thin tissue version of the device, or whether they wait until the MicroCutter XCHANGE 30 combo device is available.

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

The Company’s distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, was last amended effective July 1, 2014. The last amendment, among other things, renewed the contract for another five years, and extended the expiration date to July 31, 2019. The note amendment was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by the Company in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, the Company reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting incremental discount of $0.5 million as deferred revenue. The Company determined the fair value of the amended note using the discount rate of 18%, which the Company estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to the Company’s. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan.

As of December 31, 2015, and June 30, 2015, the balance of the loan was $3.0 million and $2.8 million net of debt issuance costs of $1.0 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

      For the six months ended December 31, 2015 and 2014, sales of automated anastomosis system to Century accounted for approximately 30% and 25%, of the Company’s total product sales. As of December 31, 2015, and June 30, 2015, Century accounted for approximately 39% and 47%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that was recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that was being recognized as revenue ratably over that three year period. The Company has fully recognized such revenue, and as of December 31, 2015, and June 30, 2015, there was no deferred revenue related to this arrangement.

On December 31, 2015, the Company and Intuitive Surgical amended the license agreement, which was initially signed in August 2010, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems, effective December 30, 2015. Under the terms of the amendment, Intuitive Surgical paid $2.0 million to extend its rights to improvements in the Company’s stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period of up to six months from December 31, 2015 to June 30, 2016.

The feasibility evaluation allows Intuitive Surgical to test and evaluate the Company’s MicroCutter XCHANGE technology. Upon completion of the evaluation, Intuitive Surgical will have the option to initiate a joint development program, for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System. Pursuant to such an agreement, the Company may receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party. The Company received the $2.0 million in January 2016, and as of December 31, 2015, the Company did not make delivery of its data to Intuitive Surgical, therefore, there was no impact to the Company’s consolidated financial statements.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the six months ended December 31, 2015 or 2014.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of December 31, 2015, and June 30, 2015.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the 2011 Distribution Agreement with Century (see Note 7, Distribution, License, Development and Commercialization Agreements), the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million. The secured note purchase agreement was amended effective July 1, 2014, to extend the principal due date by two years. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due, and can be prepaid by the Company at any time without penalty. The debt issuance discount of approximately $2.1 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property, until the note is repaid. There are no covenants associated with this debt.

As of December 31, 2015, and June 30, 2015, the balance of the loan was $3.0 million and $2.8 million net of debt issuance costs of $1.0 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

 NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance was recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed consolidated balance sheet as of December 31, 2015, and June 30, 2015, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  December 31, 2015, including the Second Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2016 (remaining six months)	$489
2017	1,001
2018	1,032
2019	173
Total minimum lease payments	$2,695

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

NOTE 10 – SUBSEQUENT EVENT

At the Company’s annual meeting of stockholders held on January 29, 2016, the stockholders of the Company approved a reverse stock split of the Company’s common stock at a reverse stock split ratio of one-for-ten. Pending application to and approval from NASDAQ of the reverse stock split, the Company’s consolidated financial statements will be restated to reflect such reverse stock split.

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

Overview

We are commercializing and developing our MicroCutter XCHANGE® 30 based on our proprietary “staple-on-a-strip” technology for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter XCHANGE® 30, which is currently commercially-available, is a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line cleared for use in the United States for specific indications for use described below, and approved in Japan and in the European Union, or EU, for a broader range of indications for use. We previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, we suspended development of these additional potential products to focus solely on development of the MicroCutter XCHANGE 30. We completed an assessment by an independent market research firm of the US market for the MicroCutter XCHANGE 30 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially-available MicroCutter XCHANGE 30, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014, as we shifted our focus to improved performance based on surgeon feedback. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. While we continue this controlled commercial launch, our goal is to complete product improvements on the MicroCutter XCHANGE 30 combo device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges. To further expand the use of the MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures, and recently received FDA 510(k) clearance to use the MicroCutter XCHANGE 30 surgical stapling device with a white cartridge for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. This clearance complements the existing indications for use of the MicroCutter XCHANGE 30 in surgical procedures in the small and large intestine and in the appendix. We plan to initiate a controlled commercial launch to key opinion leaders throughout the United States, including those surgeons performing video-assisted thoracic surgery (VATS).

We are attempting to expand in the international market of our MicroCutter XCHANGE 30 with additional selected regulatory filings. We also submitted our MicroCutter XCHANGE 30 blue and white cartridges application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, if we receive approval, anticipate launching it in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of December 31, 2015, more than 14,880 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of December 31, 2015, more than 42,700 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through December 31, 2015, we have generated $1.7 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30. In November 2015, we issued a voluntary removal of the MicroCutter XCHANGE 30 blue cartridges from the market, as the MicroCutter XCHANGE 30 device sold primarily in Europe was labeled for use with the white cartridge only. The impact of the returned products from the voluntary removal was not significant.

For the six months ended December 31, 2015, we generated net revenue of $1.4 million, including $1.1 million from the sales of automated anastomotic systems, $0.3 million from commercial sales of the MicroCutter XCHANGE 30, $35,000 of royalty revenue, and incurred a net loss of $8.7 million.

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

As of December 31, 2015, we had approximately $18.5 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the product development of the MicroCutter XCHANGE 30, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

In addition, our distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, as amended, was last amended effective July 1, 2014. The last amendment, among other things, renewed the contract for another five years, and extended the expiration date to July 31, 2019. The note amendment was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by us in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, we reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting incremental discount of $0.5 million as deferred revenue. We determined the fair value of the amended note using the discount rate of 18%, which we estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to us. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 1,249,541 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million. We have fully recognized such revenue, and as of December 31, 2015 and June 30, 2015, there was no deferred revenue.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

On December 31, 2015, we and Intuitive Surgical amended the license agreement which was initially signed in August 2010, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems, effective December 30, 2015. Under the terms of the amendment, Intuitive Surgical paid $2.0 million to extend its rights to improvements in our stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period of up to six months from December 31, 2015 to June 30, 2016.

The feasibility evaluation allows Intuitive Surgical to test and evaluate our MicroCutter XCHANGE technology. Upon completion of the evaluation, Intuitive Surgical will have the option to initiate a joint development program, for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System. Pursuant to such an agreement, we may receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party. We received the $2.0 million in January 2016, and as of December 31, 2015, we did not make delivery of our data to Intuitive Surgical, therefore, there was no impact to our consolidated financial statements.

Agreement with MLV

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent. We received net proceeds of $1.2 million from the sale of an aggregate of 884,756 shares of common stock through MLV prior to the expiration on August 2, 2014. During the six months ended December 31, 2014, we did not sell any shares of common stock through MLV.

Resignation of Chief Executive Officer

On October 5, 2015, we announced the appointment of Julian Nikolchev as our president, chief executive officer and a member of our board of directors, effective October 15, 2015. Mr. Nikolchev succeeded Bernard A. Hausen, M.D., Ph.D., who cofounded Cardica and served as president and chief executive officer since 2000. Dr. Hausen continued to serve as an employee to Cardica through December 31, 2015. Dr. Hausen is receiving, as severance benefits following the termination of his employment with Cardica, twelve months base salary and reimbursement of up to 18 months of COBRA premiums for his health care, and the vesting of all of his equity awards was accelerated.

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

 Results of Operations

Comparison of the three and six months ended December 31, 2015 and 2014

      Net Revenue. Total net revenue was $0.7 million and $1.4 million for the three and six months ended December 31, 2015, respectively, compared to $0.7 million and $1.7 million for the same periods in 2014, respectively. Product sales slightly increased by $44,000, or 7%, to $0.7 million for the three months ended December 31, 2015, compared to $0.6 million for the same period in 2014. The increase in product sales for the three months ended December 31, 2015, was due to both higher automated anastomotic systems and higher MicroCutter XCHANGE 30 sales. Product sales decreased by $0.3 million, or 16%, to $1.4 million for the six months ended December 31, 2015, compared to $1.7 million for the same period in 2014. The decrease in product sales for the six months ended December 31, 2015, was due to both lower automated anastomotic systems and lower MicroCutter XCHANGE 30 sales, the latter of which was a result of our temporarily suspending our controlled commercial launch of the MicroCutter XCHANGE 30 in November 2014, and the voluntary removal of our blue cartridges in November 2015. The impact of the returned products from the voluntary removal was not significant.

Royalty revenue was $17,000 and $35,000 for the three and six months ended December 31, 2015, respectively, compared to $18,000 and $35,000 for the same periods in 2014, respectively.

For the three months ended December 31, 2015 and 2014, sales of automated anastomosis systems to Century accounted for approximately 39% and 29%, respectively, of our total product sales, and for the six months ended December 31, 2015 and 2014, approximately 30% and 25% , respectively, of our total product sales. For the three months ended December 31, 2015 and 2014, sales of automated anastomosis systems to Herz-Und Diabeteszentrum in Germany accounted for approximately 11% and 9%, respectively, of our total product sales, and for the six months ended December 31, 2015 and 2014, approximately 11% and 7%, respectively, of our product sales.

We anticipate that product sales revenue will slightly increase in absolute terms in the next few quarters since we recently received FDA 510(k) clearance for the MicroCutter XCHANGE 30 with white cartridge for the expanded indications for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures, and we resumed our controlled commercial launch, primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges.

      Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $55,000, or 6%, to $0.9 million for the three months ended December 31, 2015, compared to $0.9 million for the same period in 2014. Cost of product sales decreased by $0.7 million, or 26%, to $1.9 million for the six months ended December 31, 2015, compared to $2.6 million for the same period in 2014. The decreases in cost of product sales for the three and six months ended December 31, 2015, was due to lower number of automated anastomotic systems and MicroCutter XCHANGE 30 units sold.

We anticipate that cost of product sales will slightly increase in absolute terms in the next few quarters, since we recently received FDA 510(k) clearance for the MicroCutter XCHANGE 30 with white cartridge for the expanded indications for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures, and we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense decreased by $0.2 million, or 12%, to $1.6 million for the three months ended December 31, 2015, compared to $1.8 million for the same period in 2014. The decrease was primarily attributable to a decrease in salaries and benefits expenses of $0.3 million due to lower staff level, and a decrease of $0.2 million in material purchases relating to the MicroCutter product line, partially offset by an increase of $0.1 professional outside services expenses and $0.2 million in clinical expenses due to the FDA submission for expanded vascular indications.

Research and development expense decreased by $0.3 million, or 9%, to $3.2 million for the six months ended December 31, 2015, compared to $3.5 million for the same period in 2014. The decrease was primarily attributable to a decrease in salaries and benefits of $0.6 million due to lower staff level, and a decrease of $0.2 million due to material purchases relating to the MicroCutter product line, partially offset by an increase of $0.4 million in clinical expenses due to the FDA submission for expanded vascular indications and an increase of $0.1 million in professional outside services.

We anticipate that research and development expenses will slightly increase in absolute terms in the next few quarters due to clinical trial, product testing and tooling expenses related to the improved MicroCutter XCHANGE 30.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by $1.0 million, or 33%, to $2.2 million for the three months ended December 31, 2015, compared to $3.2 million for the same period in 2014. The decrease in selling, general and administrative expense was primarily attributable to a decrease in salaries and benefits of $0.3 million and travel expenses of $0.1 million due to lower staff level, a decrease in the microcutter demo and sample expenses of $0.3 million due to MicroCutter XCHANGE 30 hold, a decrease in professional outside service expenses of $0.2 million due to the resolution of the shareholder activist proxy contest for the 2014 annual meeting and lower non-cash stock compensation expenses of $0.1 million relating to market volatility and adjustments for terminated employees.

Selling, general and administrative expense decreased by $1.0 million, or 18%, to $4.8 million for the six months ended December 31, 2015, compared to $5.9 million for the same period in 2014. The decrease in selling, general and administrative expense was primarily attributable to a decrease in salaries and benefits of $0.3 million and travel expenses of $0.1 million due to lower staff level, a decrease in the microcutter demo and sample expenses of $0.6 million due to MicroCutter XCHANGE 30 hold, and lower non-cash stock compensation expenses of $0.2 million relating to market volatility and adjustments for terminated employees, partially offset by an increase of $0.2 million in professional outside services.

 We expect selling, general and administrative expense to increase slightly in absolute terms in the next few quarters due to the sales and marketing efforts for our recent FDA 510(k) clearance for the MicroCutter XCHANGE 30 with white cartridge for the expanded indications for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures .

Interest Expense. Interest expense for the three and six months ended December 31, 2015, did not change substantively compared to the same period in 2014. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Off-Balance Sheet Arrangements

      As of December 31, 2015, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of December 31, 2015, our accumulated deficit was $198.4 million and we had cash, cash equivalents and short-term investments of $18.5 million, compared to cash, cash equivalents, and short-term investments of $21.2 million and $4.0 million in long-term investments at June 30, 2015. We currently invest some of our cash, cash equivalents and short-term investments in money market funds and corporate debt securities. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

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

We have drawn the full $4.0 million available to us under the secured note purchase agreement. The amended note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million, and the additional $0.5 million due to the two years extension, were allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan. In August 2013, Century filed for regulatory approval of our MicroCutter XCHANGE 30 cartridge with the Pharmaceuticals and Medical Devices Agency in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and received approval in August 2015 to market in Japan.

Summary cash flow data is as follows (in thousands):

	Six months ended
	December 31,
	2015	2014
Net cash used in operating activities	$(6,478)	$(8,465)
Net cash provided by (used in) investing activities	4,595	(10,272)
Net cash provided by (used in) financing activities	—	(65)

      Our net use of cash in operating activities for the six months ended December 31, 2015, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and the improvements of the MicroCutter XCHANGE 30 and an increase in accounts receivable of $0.1 million due to higher product sales, offset by an increase in accrued compensation of $0.5 million relating to severance expenses, an increase in accounts payable and accrued liabilities of $0.3 million in part relating to clinical expenses for the expanded indications for use in vascular structures, and a decrease in inventories of $0.4 million due to lower sales production. Our net use of cash in operating activities for the six months ended December 31, 2014, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and commercialization efforts related to our MicroCutter XCHANGE 30, an increase in inventories of $0.3 million due to inventory management related to products shortage for MicroCutter XCHANGE 30, partially offset by a decrease in accounts receivable of $0.3 million mainly due to the temporary hold on the MicroCutter XCHANGE 30 sales.

      Net cash provided by investing activities for the six months ended December 31, 2015, was mainly due to the net proceeds from the sales of investments of $4.7 million, offset by capital equipment purchases of $0.1 million mainly related to our microcutter design changes. Net cash used in investing activities for the six months ended December 31, 2014, was mainly due to the net purchases of investments of $9.9 million and capital equipment purchases of $0.4 million mainly related to our microcutter design changes.

      Net cash used in financing activities for the six months ended December 31, 2014, was related to April 2014 offering issuance costs of $65,000.

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

Contractual Obligations

Our future contractual obligations at December 31, 2015, were as follows (in thousands):

Fiscal Year Ending June 30,	Operating lease obligations	Purchase commitments	Note payable, including interest	Total
2016 (Remaining six months)	$489	$478	$100	$1,067
2017 – 2018 (7/1/2016 – 6/30/2018)	2,033	—	400	2,433
2019 – 2020 (7/1/2018 – 6/30/2020)	173	—	4,050	4,223
Total	$2,695	$478	$4,550	$7,723

This compares to our future contractual obligations as of June 30, 2015, of $8.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the six months ended December 31, 2015, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on September 25, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred annual net losses since our inception in October 1997.  As of December 31, 2015, our accumulated deficit was approximately $198.4 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as increased sales of our commercially launched MicroCutter XCHANGE 30 in Europe and in the United States.

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

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through December 31, 2015, we have generated $1.7 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30. Sales of our products, license and development and royalty activities generated revenues of only $1.4 million and $1.7 million for the six month periods ended December 31, 2015 and 2014, respectively. Sales of our products, license and development and royalty activities generated revenues of and $2.9 million, $3.6 million and $3.5 million for fiscal years 2015, 2014 and 2013, respectively. During the three months ended March 31, 2015, we eliminated eight sales representatives, three of whom were related to selling our automated anastomotic systems and five were for microcutter products. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. We continue to sell our microcutter products only to a select number of key hospitals and through members of Novation, a national health care services company that we recently signed an agreement with to sell in the United States and through distributors in Europe before we broadly commercially re-launch our improved MicroCutter XCHANGE 30 combo device. As such, we do not anticipate that we will generate significantly higher products sales in the next few quarters.

Our cost of product sales were 135% and 152% of our net product sales for the six month periods ended December 31, 2015 and 2014, respectively, and 145%, 136% and 117% of our net product sales for fiscal years 2015, 2014 and 2013, respectively. We expect slightly higher cost of product sales relative to product sales for the next few quarters. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of December 31, 2015, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

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

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter XCHANGE 30 combo device, a device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges, which we commercially launched in Europe in December 2012, and in the United States in March 2014 in a controlled commercial launch. In November 2014, we shifted our focus to improved performance of the MicroCutter XCHANGE 30 combo device based on surgeon feedback, and temporarily suspended our controlled commercial launch. In November 2015, we voluntary removed our blue cartridges from the market. We expect that we will need to continue to make enhancements and improvements to the MicroCutter XCHANGE 30 combo device. If we are not successful in improving the performance of the MicroCutter XCHANGE 30 combo device to meet surgeon expectations and achieving market adoption of the MicroCutter XCHANGE 30 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

The current unit costs for our products are very high, and if we are not able to bring them down we will suffer from price competition and may not become profitable.

The current unit costs for our products, based on limited manufacturing volumes, are very high and for the MicroCutter XCHANGE 30 are in excess of revenues per unit. Our cost of product sales were 135% and 152% of our net product sales for the six month periods ended December 31, 2015 and 2014, respectively, and 145%, 136% and 117% of our net product sales for fiscal years 2015, 2014 and 2013, respectively. It will be necessary to achieve economies of scale to become profitable. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. We cannot assure you that we will be able to achieve cost reductions in the manufacture of our products and, without these cost reductions, our business may never achieve profitability.

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

To date, we have generated revenues almost exclusively from the sale of automated anastomotic systems, and started generating minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012 and in the United States in March 2014, following our FDA clearances for the MicroCutter XCHANGE 30 with blue staple cartridge in January 2014, and for the white staple cartridge in February 2014. We will continue to sell our automated anastomotic systems internationally through distributors and sell our automated anastomotic systems through independent sales representatives in the United States. We continue to only sell our microcutter products to a select number of key hospitals and through members of Novation, a national health care services company that we recently signed an agreement with to sell in the United States and through distributors in Europe before we commercially re-launch our improved MicroCutter XCHANGE 30. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

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

We derive a substantial portion of our revenue from sales of automated anastomosis system to Century, our distributor in Japan, and to Herz-Und Diabeteszentrum in Germany. The loss of either of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For the six months ended December 31, 2015 and 2014, sales of automated anastomosis system to Century accounted for approximately 30% and 25%, respectively, of our total product sales. For the six months ended December 31, 2015 and 2014, sales of automated anastomosis system to Herz-Und Diabeteszentrum accounted for approximately 11% and 7%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

We may require substantial additional capital to continue operations as currently conducted and as proposed to be conducted.

As of December 31, 2015, we had approximately $18.5 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents, short-term and long-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

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

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe and in the United States, we have generated minimal revenues from this launch through December 31, 2015. We only received the FDA 510(k) clearances for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures and recently received FDA 510(k) clearance for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned improvements, features and products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

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

      Our business and future operating results depend significantly on the continued contributions of our key technical personnel and senior management. We have had turnover in a number of senior executive positions, including our chief executive officer, our vice president of research and development, and our vice president of operations. Most recently, we hired a new chief operating officer who started on November 16, 2015, an executive officer on October 15, 2015, and a vice president of operations in May 2015. These transitions, along with the hiring of other new senior managers, may be disruptive to our business, and if we are unable to execute an orderly transition, our revenue, operating results and financial condition may be adversely impacted. Future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

      As of December 31, 2015, we had 47 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our MicroCutter XCHANGE 30, C-Port and PAS-Port systems and in Europe. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business.

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

Risks Related to Our Common Stock

*Our common stock may be delisting from the NASDAQ Capital Market.

On December 8, 2015, we received a letter from the staff of The NASDAQ Stock Market LLC stating that we have not been able to regain compliance with the Nasdaq Listing Rule requiring that we maintain a closing bid price for our common stock of at least $1.00 per share, and that our common stock would be delisted on December 17, 2015, unless we requested an appeal of the staff’s determination to the Hearings Panel. We requested an appeal to the hearings Panel of the staff’s determination, which stayed the delisting of Cardica’s common stock pending the hearing panel’s decision. We are in the process of seeking to cure the deficiency by effecting a reverse stock split. If it appears to the NASDAQ staff that we will not be able to cure the deficiency, or if we do not meet the other listing standards, NASDAQ could provide notice that our common stock will become subject to delisting. We cannot guarantee that our stock price will meet the listing requirements and therefore our common stock may be subject to delisting.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 41% of our outstanding common stock as of December 31, 2015. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 19,147,400 shares of our common stock and, if they were to convert all of the shares of our Series A preferred stock, our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, would beneficially own approximately 51% of our outstanding common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Cardica, Inc.
Date: February 10, 2016	/s/ Julian Nickolchev
Julian Nickolchev
President, Chief Executive Officer and Director, (Principal Executive Officer)

Date: February 10, 2016	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.7	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	Employment Agreement, dated October 2, 2015, with Julian Nikolchev	10-Q	000-51772	10.1	11/12/2015
10.2	Cardica, Inc. Non-Employee Director Compensation.					X
10.3	Separation Agreement with Bernard Hausen, dated September 16, 2015	10-Q	000-51772	10.4	11/12/2015
10.4	Cardica, Inc, Inducement Plan	10-Q	000-51772	10.5	11/12/2015
10.5	Employment Agreement, dated October 28, 2015, with Thomas J. Palermo					X
10.6	Amendment to License Agreement and Potential Development Agreement, dated as of December 30, 2015, between Cardica, Inc. and Intuitive Surgical Operations, Inc.*					X
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

* Confidential treatment has been requested for portions of this exhibit.