Form 10-Q
period 2016-03-31
CARDICA INC
filed 2016-05-12
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File Number: 000-51772

Cardica, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3287832
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

900 Saginaw Drive
Redwood City, California	94063
(Address of Principal Executive Offices)	(Zip Code)

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

On May 6, 2016, there were 8,934,452 shares of common stock, par value $0.001 per share, of Cardica, Inc. outstanding.

CARDICA, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at March 31, 2016, and June 30, 2015	3

b. Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2016 and 2015	4

c. Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2016 and 2015	5

d. Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A. Risk Factors	26

Item 6. Exhibits	45

SIGNATURES	46

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CARDICA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets:
Cash and cash equivalents	$6,294	$8,264
Short-term investments	10,255	12,972
Accounts receivable, net	422	424
Inventories	1,150	1,391
Prepaid expenses and other current assets	358	310
Total current assets	18,479	23,361

Property and equipment, net	1,303	1,859
Long-term investments	—	3,970
Restricted cash	104	104
Total assets	$19,886	$29,294

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,024	$699
Accrued compensation	858	434
Other accrued liabilities	480	522
Current portion of deferred revenue	559	403
Total current liabilities	2,921	2,058

Deferred revenue, net of current portion	2,556	2,125
Note payable	3,046	2,828
Other non-current liabilities	205	194
Total liabilities	8,728	7,205

Commitments and contingencies (Note 9)

Stockholders' equity: (1)
Preferred stock, $0.001 par value: 5,000,000 shares authorized; 191,474 shares issued and outstanding at March 31, 2016, and June 30, 2015	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized; 8,934,452 and 8,902,144 shares issued and 8,927,830 and 8,895,521 shares outstanding at March 31, 2016, and June 30, 2015, respectively	9	9
Additional paid-in capital	195,998	195,179
Treasury stock at cost (6,622 shares at March 31, 2016, and June 30, 2015)	(596)	(596)
Accumulated comprehensive loss	(2)	(8)
Accumulated deficit	(201,465)	(189,709)
Total stockholders' equity	11,158	22,089
Total liabilities and stockholders' equity	$19,886	$29,294

(1) All per share amounts and shares of Cardica common stock issued and outstanding for all periods have been retroactively adjusted to reflect Cardica’s one-for-ten reverse stock split of its common stock, which was effective February 17, 2016.

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Net revenue:
Product sales, net	$458	$548	$1,878	$2,238
License and development revenue	1,412	—	1,412	—
Royalty revenue	16	16	51	51
Total net revenue	1,886	564	3,341	2,289

Operating costs and expenses:
Cost of product sales	911	807	2,823	3,384
Research and development	1,567	1,940	4,813	5,524
Selling, general and administrative	2,324	2,541	7,142	8,404
Total operating costs and expenses	4,802	5,288	14,778	17,312

Loss from operations	(2,916)	(4,724)	(11,437)	(15,023)

Interest income	18	15	45	41
Interest expense	(125)	(112)	(368)	(334)
Other income (expense), net	(4)	(3)	4	(15)
Net loss	$(3,027)	$(4,824)	$(11,756)	$(15,331)
Basic and diluted net loss per share(1)	$(0.34)	$(0.54)	$(1.32)	$(1.72)

Shares used in computing basic and diluted net loss per
Share(1)	8,916	8,896	8,905	8,895

(1) All per share amounts and shares of Cardica common stock issued and outstanding for all periods have been retroactively adjusted to reflect Cardica‘s one-for-ten reverse stock split of its common stock, which was effective February 17, 2016.

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Net loss	$(3,027)	$(4,824)	$(11,756)	$(15,331)
Changes in market value of investments:
Change in unrealized loss on short-term investments, net of tax	12	12	6	(3)
Comprehensive loss	$(3,015)	$(4,812)	$(11,750)	$(15,334)

See accompanying notes to the condensed consolidated financial statements.

CARDICA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	March 31,
	2016	2015
Operating activities:
Net loss	$(11,756)	$(15,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	765	1,036
Amortization of premiums on marketable securities	152	377
Stock-based compensation expense	819	767
Non-cash interest expense	218	185
Changes in operating assets and liabilities:
Accounts receivable, net	2	306
Prepaid expenses and other current assets	(48)	(64)
Inventories	241	(406)
Accounts payable and other accrued liabilities	294	413
Deferred revenue	587	—
Accrued compensation	424	(235)
Net cash used in operating activities	(8,302)	(12,952)

Investing activities:
Purchases of property and equipment	(209)	(446)
Proceeds from maturities of investments	19,584	17,957
Purchases of investments	(13,043)	(25,186)
Net cash provided by (cash used) in investing activities	6,332	(7,675)

Financing activities:
Offering issuance costs	—	(67)

Net decrease in cash and cash equivalents	(1,970)	(20,694)
Cash and cash equivalents at beginning of period	8,264	25,553
Cash and cash equivalents at end of period	$6,294	$4,859

Supplemental disclosure of cash flow information:
Interest paid	$151	$151

Supplemental disclosure of non-cash information:
Incremental debt discount relating to note extension	$—	$515

See accompanying notes to the condensed consolidated financial statements.

 CARDICA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

      Cardica, Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc. The Company is commercializing and developing the MicroCutter XCHANGE® 30 based on its proprietary “staple-on-a-strip” technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter XCHANGE® 30, which is currently commercially-available on a limited basis, is a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line currently cleared for use in the United States, and approved in Japan and in the European Union, or EU, for a broader range of specified indications for use. The Company previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, the Company suspended development of these additional potential products to focus solely on development of the MicroCutter XCHANGE 30.

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended its controlled commercial launch in November 2014, as the Company shifted its focus to improved performance based on surgeon feedback. In April 2015, the Company resumed its controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. While the Company continues this controlled commercial launch, the Company’s goal is to complete product improvements on the MicroCutter XCHANGE 30 combo device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges. To further expand the use of the MicroCutter XCHANGE 30, the Company submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use its MicroCutter XCHANGE® 30 surgical stapling device with a white cartridge for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. This clearance complements the existing indications for use of the MicroCutter XCHANGE 30 in surgical procedures in the small and large intestine and in the appendix.

The Company is attempting to expand in the international market of its MicroCutter XCHANGE 30 with additional selected regulatory filings. The Company also submitted the MicroCutter XCHANGE 30 stapler and white cartridge applications to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and, recently received a medical device license to market in Canada. Though the Company is licensed to market the MicroCutter XCHANGE 30 stapler with white cartridges in Canada, the Company intends to wait until the MicroCutter XCHANGE 30 combo device is available and will need to file an amendment with Health Canada for regulatory approval to market the combo device in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 stapler and cartridge for marketing in Japan have been obtained, Century intends to wait until the MicroCutter XCHANGE 30 combo device is available and will need to file additional regulatory approvals with the Ministry of Health to market the combo device in Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through March 31, 2016, the Company generated $1.7 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30. In November 2015, the Company issued a voluntary removal of the MicroCutter XCHANGE 30 blue cartridges from the market, as the MicroCutter XCHANGE 30 device sold primarily in Europe was labeled for use with the white cartridge only. The impact of the returned products from the voluntary removal was not significant.

For the nine months ended March 31, 2016, the Company generated net revenue of $3.3 million, including $1.6 million from the sale of automated anastomotic systems, $0.3 million from commercial sales of the MicroCutter XCHANGE 30, $1.4 million from license and development revenue and $51,000 of royalty revenue.

 Need for Additional Capital

The Company has incurred cumulative net losses of $201.5 million through March 31, 2016, and negative cash flows from operating activities and expects to incur losses for the next several years. As of March 31, 2016, the Company had approximately $16.5 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding. The Company believes that the existing cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs to enable it to conduct its business substantially as currently conducted for at least the next 12 months. The Company may be able to extend this time period to the extent that it decreases its planned expenditures, or raises additional capital. While the Company’s existing cash resources are expected to permit it to continue through March 31, 2017, the Company would need to further reduce expenses in advance of that date in the event that it is unable to complete a financing, strategic or commercial transaction in the near term to ensure that it has sufficient capital to meet its obligations and continue on a path designed to create and preserve stockholders’ value.

In order to satisfy its longer term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of its commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to its stockholders, particularly in light of the prices at which its common stock has been recently trading. In addition, if the Company raises additional funds through the sale of equity securities, new investors could have rights superior to its existing stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with its common stock and could contain covenants that would restrict its operations. Any product development, licensing, distribution or sale agreements that the Company enters into may require it to relinquish valuable rights, including with respect to commercialized products or products in development that the Company would otherwise seek to commercialize or develop it selves. The Company may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner. Its need to raise capital may require it to accept terms that may harm its business or be disadvantageous to its current stockholders.

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

Reverse Stock Split

On February 16, 2016, the Company filed an amendment to its Amended and Restated Articles of Incorporation to effect a one-for-ten reverse split of its outstanding common stock (the “Reverse Split”) which had the effect of reducing the number of outstanding shares of common stock from 89,344,777 to 8,934,452, effective February 17, 2016. Any fractional shares of common stock resulting from the Reverse Split were settled in cash equal to the fraction of a share to which the holder was entitled. As a result of the Reverse Split, the Company reclassified its consolidated balance sheets total par value of approximately $80,000 from common stock to additional paid-in capital for the reporting periods.

All shares of common stock, stock options, warrants to purchase common stock, the conversion rate of preferred stock and per share information presented in the consolidated financial statements have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the Reverse Split.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued an accounting standard update ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations under the new revenue recognition standard, ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. It requires the entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or service before it is transferred to the customer. The amendment will be effective for annual reporting periods beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessee’s to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability. The new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as noncurrent on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be the Company’s fiscal year 2017 beginning July 1, 2016. The amendments may be applied prospectively to all deferred assets and liabilities, or retrospectively for all periods presented. Early adoption of the amendments is permitted. The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principal of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be the Company’s fiscal year 2018 (beginning July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. However, in July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and has not yet determined the transition method.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock and Preferred Stock

In April 2014, the Company sold 3,737,500 shares of its common stock at $8.50 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of common stock at a conversion rate of 10 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and their affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding unless the holder gives the Company at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to the Company were approximately $44.6 million. For fiscal year ended June 30, 2014, the Company recorded a deemed dividend of $1.9 million related to beneficial conversion feature of series A convertible preferred stock. A one-time beneficial conversion charge was due to the difference between the common stock price and conversion price on the closing date of the Company’s public offering in April 2014.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provided that, upon the terms and subject to the conditions and limitations set forth therein, the Company could issue and sell up to $10.0 million of the Company’s common stock through MLV as the Company’s sales agent over the term of the ATM Agreement. The Company had received net proceeds of $1.2 million, from the sale of an aggregate of 88,475 shares of common stock through MLV prior to its expiration on August 2, 2014. During the nine months ended March 31, 2015, the Company did not sell any shares of common stock through MLV.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended						Nine months ended
	March 31,						March 31,
	2016			2015			2016			2015
Risk-free interest rate	0.47%	-	1.31%	1.15%	-	1.55%	0.47%	-	1.50%	0.21%	-	1.65%
Dividend yield		—			—			—			—
Weighted-average expected term (in years)		4.87		4.79	-	4.88	4.24	-	4.98	4.79	-	4.90
Expected volatility		73.7%		67.2	-	68.2%	64.8%	-	73.7%	67.2%	-	72.1%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate on the date of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses under ASC 718 of $0.8 million and $0.8 million for the nine months ended March 31, 2016 and 2015, respectively. The Company recorded stock-based compensation expenses under ASC 505-50 of $7,757 and $0 for the nine months ended March 31, 2016 and 2015, respectively. In December 2014, the Company cancelled certain options granted to employees in excess of the stock plan limits, which resulted in the recognition of $0.2 million of unamortized expense recorded as stock-based compensation expenses. Total compensation expense related to unvested awards not yet recognized is approximately $1.3 million at March 31, 2016, and is expected to be recognized over a weighted average period of 3.1 years.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Cost of product sales	$40	$13	$75	$64
Research and development	104	17	176	70
Selling, general and administrative	275	110	568	633
Total	$419	$140	$819	$767

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	March 31,		March 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(3,027)	$(4,824)	$(11,756)	$(15,331)
Denominator:
Denominator for basic and diluted net loss per share	8,916	8,896	8,905	8,895
Basic and diluted net loss per share	$(0.34)	$(0.54)	$(1.32)	$(1.72)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of March 31, 2016 and 2015, because their effect would be antidilutive:

	As of March 31,
	2016	2015
Options to purchase common stock	1,456,686	438,003
Unvested restricted stock awards	26,671	24,000
Shares reserved for issuance upon conversion of Series A Preferred	1,914,740	1,914,740
Total	3,398,097	2,376,743

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,330	$—	$—	$5,330
Corporate debt securities	—	501	—	501
Short-term investments:
Corporate debt securities	—	9,228	—	9,228
Commercial paper	—	997	—	997

Total assets at fair value	$5,330	$10,726	$—	$16,056

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,399	$—	$—	$6,399
Corporate debt securities	—	668	—	668
Short-term investments:
Corporate debt securities	—	12,972	—	12,972
Long-term investments:
Corporate debt securities	—	3,970	—	3,970

Total assets at fair value	$6,399	$17,610	$—	$24,009

Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $0.5 million at March 31, 2016, and $1.2 million at June 30, 2015, were not included in the fair value hierarchy disclosure. As of March 31, 2016, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable and deferred revenue relating to Intuitive Surgical amended license agreement. As of March 31, 2016, the Company’s note payable and deferred revenue were reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk (See “Note 8 - Note Payable”) and the relative estimated selling prices of deliverables of the license rights with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes (See “Note 7 – Distribution, License, Development And Commercialization Agreements”).

NOTE 5 – Available–for-Sale Securities

The Company held investments in marketable securities as of March 31, 2016, and June 30, 2015, with maturity dates of less than one year for short-term and greater than one year for long-term.

The Company’s investments consisted of the following (in thousands):

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$9,260	$—	$(2)	$9,258
Commercial paper – Short-term	997	—	—	997

Total	$10,257	$—	$(2)	$10,255

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$12,978	$—	$(6)	$12,972
Corporate debt securities – Long-term	3,972	—	(2)	3,970

Total	$16,950	$—	$(8)	$16,942

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	March 31, 2016	June 30, 2015
Raw materials	$671	$870
Work in progress	211	162
Finished goods	268	359
Total	$1,150	$1,391

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “2011 Distribution Agreement”) with Century Medical, Inc. (“Century”) with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement (“the 2011 note agreement”), Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was later extended by two years to September 30, 2018. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. In August 2013, Century filed for regulatory approval of the MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 stapler and cartridge for marketing in Japan have been obtained, Century intends to wait until the MicroCutter XCHANGE 30 combo device is available and will need to file additional regulatory approvals with the Ministry of Health to market the combo device in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recorded as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the 2011 Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the 2011 Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan which has not occurred as of March 31, 2016.

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

As of March 31, 2016, and June 30, 2015, the balance of the loan was $3.0 million and $2.8 million net of debt issuance costs of $1.0 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

      For the nine months ended March 31, 2016 and 2015, sales of automated anastomosis system to Century accounted for approximately 28% and 29%, of the Company’s total product sales. As of March 31, 2016, and June 30, 2015, Century accounted for approximately 25% and 47%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the $3.0 million purchase of the Company’s common stock by Intuitive Surgical in connection with the License Agreement were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that was recognized as revenue in the three months ended September 30, 2010, and $1.0 million was allocated to technology that may be developed over the following three years that was being recognized as revenue ratably over that three year period. The Company has fully recognized such revenue, and as of March 31, 2016, and June 30, 2015, there was no deferred revenue related to this arrangement.

On December 31, 2015, the Company and Intuitive Surgical amended the license agreement, which was initially signed in August 2010, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems Under the terms of the amendment, Intuitive Surgical paid a one-time, non-refundable and non-creditable payment of $2.0 million to extend its rights to improvements in the Company’s stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period from December 31, 2015 to June 30, 2016.

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

The Company determined that there were two substantive deliverables under the amended license agreement representing separate units of accounting: license rights to technology that existed as of December 30, 2015, and license rights to technology that may be developed over the following two years. The $2.0 million payment from the amended license agreement was aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes, which approximates fair value based on Level 3 unobservable inputs. Based upon the relative estimated selling prices of the deliverables, $1.4 million of the total consideration of $2.0 million was allocated to the license rights to technology that existed as of December 30, 2015, that was recognized as revenue in the three months ended March 31, 2016, and $0.6 million was allocated to technology that may be developed over the following two years that was being recognized as revenue ratably over that two year period. As of March 31, 2016, the Company had a deferred revenue of $0.6 million related to this amended license agreement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the nine months ended March 31, 2016 or 2015.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of March 31, 2016, and June 30, 2015.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the 2011 Distribution Agreement with Century (see Note 7, Distribution, License, Development and Commercialization Agreements), the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million. In 2014, the secured note purchase agreement was amended to extend the principal due date by two years to September 30, 2018. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018. The note can be prepaid by the Company without penalty at any time. The debt issuance discount of approximately $2.1 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property, until the note is repaid. There are no covenants associated with this debt.

As of March 31, 2016, and June 30, 2015, the balance of the loan was $3.0 million and $2.8 million net of debt issuance costs of $1.0 million and $1.2 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance was recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed consolidated balance sheet as of March 31, 2016, and June 30, 2015, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of  March 31, 2016, including the Second Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2016 (remaining three months)	$244
2017	1,001
2018	1,032
2019	173
Total minimum lease payments	$2,450

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

NOTE 10 – SUBSEQUENT EVENT

On May 4, 2016, the Company filed Form S-3 with the Securities and Exchange Commission, or SEC, using a “shelf” registration process. Under this shelf registration statement, the Company may, from time to time, offer and sell, either individually or in combination, in one or more offerings, up to a total dollar amount of $100.0 million any combination of the securities described in this prospectus. The Company intends to use the net proceeds from the sale of the securities offered by the Company hereunder, if any, for working capital, capital expenditures and other general corporate purposes.

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

Overview

We are commercializing and developing our MicroCutter XCHANGE® 30 based on our proprietary “staple-on-a-strip” technology for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter XCHANGE® 30, which is currently commercially-available on a limited basis, is a cartridge based microcutter device with a 5 millimeter shaft diameter and a 30 millimeter staple line cleared for use in the United States, and approved in Japan and in the European Union, or EU, for a broader range of indications for use. We previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, we suspended development of these additional potential products to focus solely on development of the MicroCutter XCHANGE 30. We completed an assessment by an independent market research firm of the US market for the MicroCutter XCHANGE 30 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially-available MicroCutter XCHANGE 30, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue cartridge in January 2014, and for the white cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue cartridge is for use in medium thickness tissue, and the white cartridge is for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014, as we shifted our focus to improved performance based on surgeon feedback. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white cartridges. While we continue this controlled commercial launch, our goal is to complete product improvements on the MicroCutter XCHANGE 30 combo device that will accommodate thicker tissue ranges requiring deployment of both white and blue cartridges. To further expand the use of the MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use the MicroCutter XCHANGE 30 surgical stapling device with a white cartridge for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. This clearance complements the existing indications for use of the MicroCutter XCHANGE 30 in surgical procedures in the small and large intestine and in the appendix. We initiated a controlled commercial launch to key opinion leaders throughout the United States, including those surgeons performing video-assisted thoracic surgery (VATS).

We are attempting to expand in the international market of our MicroCutter XCHANGE 30 with additional selected regulatory filings. We also submitted our MicroCutter XCHANGE 30 stapler and white cartridge applications to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and, recently received a medical device license to market in Canada. Though we are licensed to market the MicroCutter XCHANGE 30 stapler with white cartridges in Canada, we intend to wait until the MicroCutter XCHANGE 30 combo device is available and will need to file an amendment with Health Canada for regulatory approval to market the combo device in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our MicroCutter XCHANGE 30 cartridges with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 stapler and cartridge for marketing in Japan have been obtained, Century intends to wait until the MicroCutter XCHANGE 30 combo device is available and will need to file additional regulatory approvals with the Ministry of Health to market the combo device in Japan. We believe that the MicroCutter XCHANGE 30 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of March 31, 2016, more than 14,960 C- Port systems have been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of March 31, 2016, more than 43,390 PAS-Port systems have been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through March 31, 2016, we have generated $1.7 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30. In November 2015, we issued a voluntary removal of the MicroCutter XCHANGE 30 blue cartridges from the market, as the MicroCutter XCHANGE 30 device sold primarily in Europe was labeled for use with the white cartridge only. The impact of the returned products from the voluntary removal was not significant.

For the nine months ended March 31, 2016, we generated net revenue of $3.3 million, including $1.6 million from the sales of automated anastomotic systems, $0.3 million from commercial sales of the MicroCutter XCHANGE 30, $1.4 million of license and development revenue and $51,000 of royalty revenue, and incurred a net loss of $11.8 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for at least the next several years. We have not generated significant revenues from the MicroCutter XCHANGE 30. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If we fail to obtain broader commercial adoption of our C-Port and PAS-Port systems or achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. During the three months ended March 31, 2015, we eliminated eight sales representatives. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. We continue to sell our microcutter products only to a select number of key hospitals in the United States and through distributors in Europe before we broadly commercially re-launch our improved MicroCutter XCHANGE 30 combo device. As such, we do not anticipate that we will generate significantly higher products sales in the next few quarters.

As of March 31, 2016, we had approximately $16.5 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and we could exhaust our available financial resources sooner than we currently expect. While our cash resources would permit us to continue through March 31, 2017, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction in the near term to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholders’ value. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to the product development of the MicroCutter XCHANGE 30, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or future products that we may commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments.

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

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the 2011 Distribution Agreement, with Century Medical, Inc., or Century with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement (“the 2011 note agreement”), Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, under the agreement, subject to certain conditions, which principal due date was later extended to September 30, 2018.  Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. Though approvals of the MicroCutter XCHANGE 30 stapler and cartridge for marketing in Japan have been obtained, Century intends to wait until the MicroCutter XCHANGE 30 combo device is available and will need to file additional regulatory approvals with the Ministry of Health to market the combo device in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million was recorded as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the 2011 Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the 2011 Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan which has not occurred as of March 31, 2016.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 124,954 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, we have fully recognized such revenue, and as of March 31, 2016 and June 30, 2015, there was no deferred revenue related to this agreement.  There were no underwriters or placement agents involved, no underwriting discounts, and commissions or similar fees paid in connection with the Stock Issuance.

On December 31, 2015, we and Intuitive Surgical amended the license agreement, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems Under the terms of the amendment, Intuitive Surgical paid a one-time, non-refundable and non-creditable payment of $2.0 million to extend its rights to improvements to our stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period from December 31, 2015 to June 30, 2016.

The feasibility evaluation allows Intuitive Surgical to test and evaluate our MicroCutter XCHANGE technology. Upon completion of the evaluation, Intuitive Surgical will have the option to initiate a joint development program, for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System. Pursuant to such an agreement, we may receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party. During the three months ended March 31, 2016, we recorded license and development revenue of $1.4 million and $0.6 million was allocated to technology that may be developed over the following two years that will be recognized as revenue ratably over that two year period. As of March 31, 2016, we had a deferred revenue of $0.6 million related to this amended license agreement.

Agreement with MLV

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent. We received net proceeds of $1.2 million from the sale of an aggregate of 88,475 shares of common stock through MLV prior to the expiration on August 2, 2014. During the nine months ended March 31, 2015, we did not sell any shares of common stock through MLV.

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

Reverse Stock Split

On February 16, 2016, we filed an amendment to our articles of incorporation as amended and supplemented to date, which amendment was effective at 12:01 a.m. eastern time on February 17, 2016, to effect a one-for-ten reverse split of our outstanding common stock (the “Reverse Split”) and to reduce the number of outstanding shares of common stock from 89,344,777 to 8,934,452. Any fractional shares of common stock resulting from the Reverse Split were settled in cash equal to the fraction of a share to which the holder was entitled. As a result of the Reverse Split, we reclassified our consolidated balance sheets total par value of approximately $80,000 from common stock to additional paid-in capital for the reporting periods.

As described in our definitive proxy statement filed with the SEC on December 29, 2015, at our annual meeting held on January 29, 2016, our stockholders approved the Reverse Split at the specified range of ratios set forth in the definitive proxy statement. Thereafter, our Board of Directors determined to effect a one-for-ten ratio and authorized the implementation of such split and filing of a certificate of amendment with the Delaware Secretary of State.

All shares of common stock, stock options, warrants to purchase common stock, the conversion rate of preferred stock and per share information presented in the consolidated financial statements have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the Reverse Split.

 Results of Operations

Comparison of the three and nine months ended March 31, 2016 and 2015

      Net Revenue. Total net revenue was $1.9 million and $3.3 million for the three and nine months ended March 31, 2016, respectively, compared to $0.6 million and $2.3 million for the same periods in 2015, respectively. Product sales were $0.5 million for the three months ended March 31, 2016 and 2015. Product sales decreased by $0.3 million, or 16%, to $1.9 million for the nine months ended March 31, 2016, compared to $2.2 million for the same period in 2015. The decrease in product sales for the nine months ended March 31, 2016, was due to both lower automated anastomotic systems and lower MicroCutter XCHANGE 30 sales, the latter of which was a result of our temporarily suspending our controlled commercial launch of the MicroCutter XCHANGE 30 in November 2014 through March 2015, and the voluntary removal of our blue cartridges in November 2015. The impact of the returned products from the voluntary removal was not significant.

License and development revenue was $1.4 million for the three and nine months ended March 31, 2016. This was related to the amount of $1.4 million of revenue recognized on the $2.0 million received under the Intuitive Surgical amended license agreement, effective December 30, 2015 to August 16, 2018.

Royalty revenue was $16,000 and $51,000 for the three and nine months ended March 31, 2016 and 2015, respectively.

For the three months ended March 31, 2016 and 2015, sales of automated anastomosis systems to Century accounted for approximately 23% and 39%, respectively, of our total product sales, and for the nine months ended March 31, 2016 and 2015, approximately 28% and 29%, respectively, of our total product sales. For the three months ended March 31, 2016 and 2015, sales of automated anastomosis systems to Herz-Und Diabeteszentrum in Germany accounted for approximately 18% and 15%, respectively, of our total product sales, and for the nine months ended March 31, 2016 and 2015, approximately 13% and 9%, respectively, of our product sales.

We anticipate that product sales will increase slightly in absolute terms in the next few quarters as we introduce our MicroCutter XCHANGE 30 with white cartridge for the expanded indications for use with key centers in the United States and continue to expand sales internationally, primarily in Europe.

      Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $0.1 million, or 13%, to $0.9 million for the three months ended March 31, 2016, compared to $0.8 million for the same period in 2015. Cost of product sales decreased by $0.6 million, or 17%, to $2.8 million for the nine months ended March 31, 2016, compared to $3.4 million for the same period in 2015. The increase in cost of product sales for the three months ended March 31, 2016, was due to higher scrap and obsolete inventory costs. The decrease in the nine months ended March 31, 2016, was due to lower number of automated anastomotic systems and MicroCutter XCHANGE 30 units sold. Also, due to the licensing revenue received from Intuitive Surgical, a non-recurring 100% gross margin improved the overall gross margin for the three and nine months ended March 31, 2016.

We anticipate that cost of product sales will increase slightly in absolute terms in the next few quarters as we introduce our MicroCutter XCHANGE 30 with white cartridge for the expanded indications for use with key centers in the United States and continue to expand sales internationally, primarily in Europe.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense decreased by $0.4 million, or 19%, to $1.6 million for the three months ended March 31, 2016, compared to $1.9 million for the same period in 2015. The decrease was primarily attributable to a decrease in salaries and benefits expenses of $0.1 million due to lower staff level, a decrease of $0.4 million in prototype materials relating to the microcutter product line, and a decrease of $0.1 million in clinical expenses, partially offset by an increase of $0.1 million professional outside services expenses and higher non-cash stock compensation expenses of $0.1 million relating to market volatility and adjustments for terminated employees.

Research and development expense decreased by $0.7 million, or 13%, to $4.8 million for the nine months ended March 31, 2016, compared to $5.5 million for the same period in 2015. The decrease was primarily attributable to a decrease in salaries and benefits of $0.7 million due to lower staff level, a decrease of $0.6 million due to prototype materials relating to the microcutter product line, partially offset by an increase of $0.3 million in clinical expenses due to the FDA submission for expanded vascular indications, an increase of $0.3 million in professional outside services and higher non-cash stock compensation expenses of $0.1 million relating to market volatility and adjustments for terminated employees..

We anticipate that research and development expenses will increase slightly in absolute terms in the next few quarters due to clinical trial, product testing and tooling expenses related to the improved MicroCutter XCHANGE 30.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by $0.2 million, or 9%, to $2.3 million for the three months ended March 31, 2016, compared to $2.5 million for the same period in 2015. The decrease in selling, general and administrative expense was primarily attributable to a decrease in salaries and benefits of $0.4 million due to lower staff level, and a decrease in the microcutter demo and sample expenses of $0.2 million due to MicroCutter XCHANGE 30 hold, partially offset by an increase in professional outside service expenses of $0.2 million, mainly due to the reimbursement for the related proxy contest expenses, legal services, marketing and accounting valuation analysis expenses and higher non-cash stock compensation expenses of $0.2 million relating to market volatility and adjustments for terminated employees.

Selling, general and administrative expense decreased by $1.3 million, or 15%, to $7.1 million for the nine months ended March 31, 2016, compared to $8.4 million for the same period in 2015. The decrease in selling, general and administrative expense was primarily attributable to a decrease in salaries and benefits of $0.8 million and travel expenses of $0.1 million due to lower staff level, a decrease in the microcutter demo and sample expenses of $0.8 million due to MicroCutter XCHANGE 30 hold, and lower non-cash stock compensation expenses of $0.1 million relating to market volatility and adjustments for terminated employees, partially offset by an increase in professional outside service expenses of $0.4 million, mainly due to the reimbursement for the related proxy contest expenses, legal, marketing and accounting valuation analysis expenses.

 We expect selling, general and administrative expense to increase slightly in absolute terms in the next few quarters due to the sales and marketing efforts for our recent FDA 510(k) clearance for the MicroCutter XCHANGE 30 with white cartridge for the expanded indications for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures.

Interest Expense. Interest expense for the three and nine months ended March 31, 2016, did not change substantively compared to the same period in 2015. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Off-Balance Sheet Arrangements

      As of March 31, 2016, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of March 31, 2016, our accumulated deficit was $201.5 million and we had cash, cash equivalents and short-term investments of $16.5 million, compared to cash, cash equivalents, and short-term investments of $21.2 million and $4.0 million in long-term investments at June 30, 2015. We currently invest our cash, cash equivalents and short-term investments primarily in money market funds, commercial paper and corporate debt securities. Since inception, we have financed our operations through private and public sales of convertible preferred stock, long-term note payable, public and private sales of common stock, warrants to purchase common stock, and license or collaboration agreements.

On September 2, 2011, we entered into a distribution agreement, or the Distribution Agreement, with Century Medical, Inc., or Century, with respect to distribution of our planned microcutter products in Japan.  Additionally, under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions, which principal due date was later extended by two years to September 30, 2018. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. Though approvals of the MicroCutter XCHANGE 30 stapler and cartridge have been obtained for marketing in Japan, Century intends to wait until the MicroCutter XCHANGE 30 combo device is available and will need to file additional regulatory approvals with the Ministry of Health to market the combo device in Japan.

We have drawn the full $4.0 million available to us under the secured note purchase agreement. The amended note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date. Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million, and the additional $0.5 million due to the two years extension, were allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan which has not occurred as of March 31, 2016. In August 2013, Century filed for regulatory approval of our MicroCutter XCHANGE 30 cartridge with the Pharmaceuticals and Medical Devices Agency in Japan and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the cartridge insert component within the MicroCutter XCHANGE 30 cartridges, changing the distal tip of the cartridge insert material from a LCP to IXEF, and received approval in August 2015 to market in Japan.

Summary cash flow data is as follows (in thousands):

	Nine months ended
	March 31,
	2016	2015
Net cash used in operating activities	$(8,302)	$(12,952)
Net cash provided by (used in) investing activities	6,332	(7,675)
Offering issuance costs	—	(67)

      Our net use of cash in operating activities for the nine months ended March 31, 2016, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and the improvements of the MicroCutter XCHANGE 30, offset in part by an increase in deferred revenue of $0.6 million due to Intuitive Surgical amended license agreement signed on December 31, 2015, an increase in accrued compensation of $0.4 million relating to severance expenses, an increase in accounts payable and accrued liabilities of $0.3 million in part relating to consulting, legal services and the reimbursement of the proxy contest related expenses, and a decrease in inventories of $0.2 million due to lower sales production. Our net use of cash in operating activities for the nine months ended March 31, 2015, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and the improvements of the MicroCutter XCHANGE 30, an increase in inventories of $0.4 million, a decrease in accrued compensation of $0.2 million, partially offset by an increase in accounts payable of $0.4 million and a decrease in accounts receivable of $0.3 million, all mainly due to lower product sales.

      Net cash provided by investing activities for the nine months ended March 31, 2016, was mainly due to the net proceeds from the sales of investments of $6.5 million, offset by capital equipment purchases of $0.2 million mainly related to our microcutter design changes. Net cash used in investing activities for the nine months ended March 31, 2015, was mainly due to the net purchases of investments of $7.2 million, and capital equipment purchases of $0.4 million mainly related to our microcutter design changes.

      Offering issuance costs of $67,000 for the nine months ended March 31, 2015, was the residual expenses related to the April 2014 financing. No financing activities occurred during the nine months ended March 31, 2016.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the process for obtaining additional regulatory clearances and approvals for the commercial use of our microcutter products in the United States and internationally, and we could exhaust our available financial resources sooner than we currently expect. While our existing cash resources are expected to permit us to continue through March 31, 2017, we would need to further reduce expenses in advance of that date in the event that we are unable to complete a financing, strategic or commercial transaction in the near term to ensure that we have sufficient capital to meet our obligations and continue on a path designed to create and preserve stockholders’ value.

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

Contractual Obligations

Our future contractual obligations at March 31, 2016, were as follows (in thousands):

Fiscal Year Ending June 30,	Operating lease obligations	Purchase commitments	Note payable, including interest	Total
2016 (Remaining three months)	$244	$747	$50	$1,041
2017 – 2018 (7/1/2016 – 6/30/2018)	2,033	—	400	2,433
2019 – 2020 (7/1/2018 – 6/30/2020)	173	—	4,050	4,223
Total	$2,450	$747	$4,500	$7,697

This compares to our future contractual obligations as of June 30, 2015, of $8.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the nine months ended March 31, 2016, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, filed with the Securities and Exchange Commission on September 25, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred annual net losses since our inception in October 1997.  As of March 31, 2016, our accumulated deficit was approximately $201.5 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as increased sales of our commercially launched MicroCutter XCHANGE 30 in Europe and in the United States.

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

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through March 31, 2016, we have generated $1.7 million of net product revenues from the commercial sales of the MicroCutter XCHANGE 30. Sales of our products, license and development and royalty activities generated revenues of only $3.3 million and $2.3 million for the nine month periods ended March 31, 2016 and 2015, respectively. Sales of our products, license and development and royalty activities generated revenues of $2.9 million, $3.6 million and $3.5 million for fiscal years 2015, 2014 and 2013, respectively. During the three months ended March 31, 2015, we eliminated eight sales representatives. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. We continue to sell our microcutter products only to a select number of key hospitals and through members of Novation, a national health care services company that we recently signed an agreement with to sell in the United States and through distributors in Europe before we broadly commercially re-launch our improved MicroCutter XCHANGE 30 combo device. As such, we do not anticipate that we will generate significantly higher products sales in the next few quarters.

Our cost of product sales were 150% and 151% of our net product sales for the nine month periods ended March 31, 2016 and 2015, respectively, and 145%, 136% and 117% of our net product sales for fiscal years 2015, 2014 and 2013, respectively. We expect slightly higher cost of product sales relative to product sales for the next few quarters. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of March 31, 2016, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

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

The current unit costs for our products, based on limited manufacturing volumes, are very high and for the MicroCutter XCHANGE 30 are in excess of revenues per unit. Our cost of product sales were 150% and 151% of our net product sales for the nine month periods ended March 31, 2016 and 2015, respectively, and 145%, 136% and 117% of our net product sales for fiscal years 2015, 2014 and 2013, respectively. It will be necessary to achieve economies of scale to become profitable. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. We cannot assure you that we will be able to achieve cost reductions in the manufacture of our products and, without these cost reductions, our business may never achieve profitability.

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

To date, we have generated revenues almost exclusively from the sale of automated anastomotic systems, and started generating minimal revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012 and in the United States in March 2014, following our FDA clearances for the MicroCutter XCHANGE 30 with blue staple cartridge in January 2014, and for the white staple cartridge in February 2014. We will continue to sell our automated anastomotic systems internationally through distributors and sell our automated anastomotic systems through independent sales representatives in the United States. We continue to only sell our microcutter products to a select number of key hospitals and through members of Novation, a national health care services company that we signed an agreement with in November 2015 to sell in the United States and through distributors in Europe before we commercially re-launch our improved MicroCutter XCHANGE 30. If we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

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

We derive a substantial portion of our revenue from sales of automated anastomosis system to Century, our distributor in Japan, and to Herz-Und Diabeteszentrum in Germany. The loss of either of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For the nine months ended March 31, 2016 and 2015, sales of automated anastomosis system to Century accounted for approximately 28% and 29%, respectively, of our total product sales. For the nine months ended March 31, 2016 and 2015, sales of automated anastomosis system to Herz-Und Diabeteszentrum accounted for approximately 13% and 9%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

We may require substantial additional capital to continue operations as currently conducted and as proposed to be conducted.

As of March 31, 2016, we had approximately $16.5 million of cash, cash equivalents and short-term investments and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next 12 months. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

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

Although we have commercially launched the MicroCutter XCHANGE 30 in Europe and in the United States, we have generated minimal revenues from this launch through March 31, 2016. We only received the FDA 510(k) clearances for the MicroCutter XCHANGE 30 and blue staple cartridge in January 2014, and for the white staple cartridge in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter XCHANGE 30, we submitted a 510(k) Premarket Notification to the FDA in April 2015, to expand the indications for use to include vascular structures and in January 2016, received FDA 510(k) clearance for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. The MicroCutter XCHANGE 30 competes, and the MicroCutter XCHANGE 45 and other planned improvements, features and products in the microcutter product line if they receive regulatory clearance and are successfully launched, would compete in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

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

      As of March 31, 2016, we had 47 employees. Our business and future operating results depend significantly on our ability to attract and retain qualified management, manufacturing, technical, marketing, sales and support personnel for our operations. Competition for such personnel is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

On December 8, 2015, we received a letter from the staff of The NASDAQ Stock Market LLC stating that we have not been able to regain compliance with the Nasdaq Listing Rule requiring that we maintain a closing bid price for our common stock of at least $1.00 per share. We cured the deficiency by effecting a one-for ten reverse stock split, effective February 17, 2016. We cannot guarantee that our stock price will continue to trade at above $1.00 per share or otherwise meet the listing requirements and therefore our common stock may in the future be subject to delisting.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

The conversion of shares of Series A preferred stock into common stock, or the perception that such conversions may occur, could cause the market price of our common stock to decline.

We currently have 191,474 shares of our Series A preferred stock outstanding. Each share of our Series A preferred stock is convertible into 10 shares of our common stock at any time at the option of the holder, subject to certain limitations. The conversion of substantial amounts of our Series A preferred stock would result in the issuance by us of a substantial number of additional shares of our common stock, which, subject to certain limitations, could be traded publicly. Such conversions, or the perception that such conversions may occur, could cause the market price of our common stock to decline.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 41% of our outstanding common stock as of March 31, 2016. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 1,914,740 shares of our common stock and, if they were to convert all of the shares of our Series A preferred stock, our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, would beneficially own approximately 51% of our outstanding common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Cardica, Inc.
Date: May 12, 2016	/s/ Julian Nickolchev
Julian Nickolchev
President, Chief Executive Officer and Director, (Principal Executive Officer)

Date: May 12, 2016	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

 INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Cardica, Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Cardica, Inc.	8-K	333-194039	3.1	02/17/2016
3.7	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.8	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	Cardica, Inc. 2016 Equity Incentive Plan	8-K	000-51772	10.1	02/02/2016
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X