Form 10-K
period 2016-06-30
DEXTERA SURGICAL INC
filed 2016-10-12
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51772

 DEXTERA SURGICAL INC.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2015, was approximately $13.9 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market, on December 31, 2015). For purposes of this disclosure, shares of common stock held by each officer and director (and entities affiliated therewith) have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive. Excludes 191,474 shares of Series A Convertible Preferred Stock, which the registrant does not consider common equity.

The number of shares of common stock outstanding as of October 6, 2016, was 8,927,830.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended June 30, 2016, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

DEXTERA SURGICAL INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended June 30, 2016

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Reverse Stock Split

On February 16, 2016, we filed an amendment to our certificate of incorporation to effect a one-for-ten reverse split of our outstanding common stock (the “Reverse Split”). All shares of common stock, stock options, warrants to purchase common stock, the conversion rate of preferred stock and per share information presented in this annual report have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the Reverse Split.

PART I

Item 1. Business

Overview

We are commercializing and developing our MicroCutter 5/80™ stapler based on our proprietary “staple-on-a-strip” technology for use by thoracic, pediatric, bariatric, colorectal and general surgeons. We recently changed our company’s name to Dextera Surgical Inc., from Cardica, Inc., and rebranded the latest version of our MicroCutter XCHANGE® 30 combo device as the Dextera MicroCutter 5/80 stapler. The MicroCutter 5/80, which is currently commercially available, is a cartridge-based microcutter device with a 5 millimeter shaft diameter, 80 degrees of articulation, and a 30 millimeter staple line cleared for specified indications for use in the United States, and in the European Union, or EU, for a broader range of indications for use. We previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge-based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge-based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, we suspended development of these additional potential products to focus solely on development of the first MicroCutter XCHANGE 30, and now the MicroCutter 5/80. We completed an assessment by an independent market research firm of the U.S. market for the MicroCutter 5/80 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially available MicroCutter 5/80, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 (where we use the term “MicroCutter XCHANGE 30” in this Annual Report we refer to earlier versions of the MicroCutter XCHANGE 30, not the latest version we rebranded as the MicroCutter 5/80) and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and MicroCutter XCHANGE 30 blue cartridge reload in January 2014, and for the MicroCutter XCHANGE 30 white cartridge reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in medium thickness tissue, and the white reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014 as we shifted our focus to improved performance based on surgeons’ feedback. In April 2015, we resumed our controlled commercial launch primarily in Europe of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white reloads. In November 2015, we issued a voluntary withdrawal of the MicroCutter XCHANGE 30 blue cartridges from the market, and continued to sell the MicroCutter XCHANGE 30 device solely for use with the white cartridge. While we continued this controlled commercial launch, our goal was to complete product improvements on the MicroCutter 5/80 which accommodates thicker tissue by enabling deployment of both white and blue reloads. We have since ceased the production of the MicroCutter XCHANGE 30 and although we will continue to sell the MicroCutter XCHANGE 30 until we have depleted the remaining finished goods inventory, we are now focusing on producing and selling the MicroCutter 5/80. To further expand the use of the MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, we are currently conducting our evaluation of the MicroCutter 5/80, that deploys both blue and white cartridges, with selected centers of key opinion leaders throughout the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broadening our commercial launch We also initiated the MATCH registry, a post-market surveillance registry, the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry to evaluate the hemostasis (stopping of blood flow) and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and we plan to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe.

We are also attempting to expand use of our MicroCutter 5/80 in the international market with selected regulatory filings. We submitted our application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and the white cartridge reload and, in March 2016, received a medical device license to market in Canada. Although we are licensed to market the MicroCutter XCHANGE 30 with white reloads in Canada, we intend to wait until we file an amendment for the MicroCutter 5/80 with Health Canada for regulatory approval before we can market the MicroCutter 5/80 in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our white and blue cartridge reloads with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for approval for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan, and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 and reloads for marketing in Japan have been obtained, Century intends to wait until we release the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan. We believe that the MicroCutter 5/80 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of June 30, 2016, more than 15,000 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of June 30, 2016, more than 44,500 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the microcutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2016, we have generated $1.8 million of net product revenues from the commercial sales of the microcutter products. In November 2015, we issued a voluntary withdrawal of the MicroCutter XCHANGE 30 blue cartridges from the market, as the MicroCutter XCHANGE 30 device sold primarily in Europe was labeled for use with the white cartridge only. The impact of the returned products from the voluntary withdrawal was not significant.

Our Strategy

Our goal is to advance the state of the art in less invasive and minimally invasive surgical procedures which have many advantages relative to patient clinical and economic outcomes and may expand the market. Our strategy is to commercialize a series of products based upon our proprietary “staple-on-a-strip” technology which enables us to provide thoracic, pediatric, bariatric, colorectal and general surgeons with products that offer significantly greater functionality than those in the market today. Our technology enables us to develop products that are smaller in size and offer greater articulation than currently available devices. The principal elements of our strategy to achieve our vision and goals include:

•

Leveraging our proprietary “staple-on-a-strip” technology to develop a broad range of surgical stapling devices that advance the state of the art. Our proprietary “staple-on-a-strip” technology enables us to develop products with innovative features such as consistent staple forms, significantly reduced tool shaft diameter and increased articulation of the end-effector. Together these advances in microcutter/stapler design enable surgeons to perform procedures on a broader array of patients and to develop procedural methods previously unattainable with existing products in the market.

•

Commercializing our microcutters. The first commercialized product in our planned family of products was the MicroCutter XCHANGE 30 which incorporated all of these features. We have since ceased the production of the MicroCutter XCHANGE 30 and although we will continue to sell the MicroCutter XCHANGE 30 until we have depleted the remaining finished goods inventory, we are now focusing on producing and selling the MicroCutter 5/80. We are currently conducting our evaluation of the MicroCutter 5/80, using both blue and white cartridges, with selected centers of key opinion leaders throughout the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broadening our commercial launch. We also initiated the MATCH registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and we plan to enroll up to 120 patients requiring surgical stapling during a lobectomy or segmentectomy at leading centers in the U.S. and Europe. We have agreements for the microcutter products with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, and we are currently in the process of changing it to Dextera Surgical GmbH, to facilitate direct sales of the microcutter products. Our sales strategy is to focus on building strong relationships with leading clinicians who are considered to be “thought leaders” in their institutions and surgical specialties. We work closely with a limited number of targeted clinical sites to achieve routine clinical adoption of the MicroCutter 5/80 for surgical procedures in which we believe its key features are most differentiated from existing devices. We plan to leverage the lessons learned from this experience and the clinical experience of these key opinion leaders to build the foundation for a broader commercial launch of the MicroCutter 5/80. We have a distribution agreement, signed in 2011, with Century with respect to distribution of our planned microcutter products in Japan. We believe that our technology can be adapted for a variety of surgical stapling devices, including our proposed future products, the MicroCutter XCHANGE 45 and the MicroCutter FLEXCHANGE 30. These potential products are described under “Microcutter Products and Planned Future Products” below. By leveraging our technology, we believe we will expand our commercial opportunity into additional surgical markets.

•

Obtaining further U.S. and international regulatory clearance of the MicroCutter 5/80 that will expand our market opportunity. In the United States, to further expand the use of our MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload, and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. In addition to existing regulatory clearances in the U.S., approvals of the MicroCutter XCHANGE 30 and cartridges in Japan and a medical device license to market the MicroCutter XCHANGE 30 with white reloads in Canada, we intend to wait until we file an amendment for the MicroCutter 5/80 with Health Canada for regulatory approval before we can market the MicroCutter 5/80 in Canada.

•

Establishing a strong proprietary position. As of June 30, 2016, we had 147 issued U.S. patents, of which 52 are related to our microcutter products, 48 additional U.S. patent applications, of which 32 are related to our microcutter products, 26 issued foreign patents, of which nine are related to our microcutter products, and another 39 patent applications, of which 35 are related to microcutter products filed in selected international markets. We plan to continue to invest in building our intellectual property portfolio.

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

Market

The use of disposable devices for closing and/or cutting in both traditional and laparoscopic/thoracoscopic surgical procedures has been broadly adopted clinically in a number of surgical specialties including colorectal, bariatric, gynecologic, urologic and thoracic surgery. We completed an assessment by an independent market research firm of the US market for the MicroCutter 5/80 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially available MicroCutter 5/80, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

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

Microcutter Product Development

Based upon much of the technology we developed for our cardiac surgery anastomosis products, we are developing and have begun commercialization of our MicroCutter XCHANGE 30 and MicroCutter 5/80. We believe that our endoscopic microcutter design potentially addresses many of the limitations in currently available stapling products and provides surgeons with a smaller and more effective stapling and cutting device for more minimally invasive surgical procedures. Key features of our commercially available MicroCutter 5/80 and our planned microcutter products include:

•

Staple Design and Formation. Our microcutter products utilize our innovative three dimensional, or 3D, staple design, which we engineered in connection with our vascular anastomotic products, that in vascular applications allows single rows of staples to effectively prevent blood leakage at physiological blood pressures. These 3D staples allow for a large contact surface between staple and tissue, which is designed to improve sealing while reducing the likelihood of the staple cutting through tissue. These 3D staples are guided into their final shape by the anvil rather than forced to buckle as is the case with U-shaped wire staples, which reduces the forming forces and is designed to help to reduce the likelihood of malformed staples. The 3D design with a rectangular cross-section increases staple stiffness compared to round wire, resulting in a much stronger final form that is more resistant to opening or yielding.

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

•

Improved Staple Formation. We have designed our microcutter products to deploy staples with significantly lower deployment forces than conventional staplers. Reduced deployment forces potentially give the user more control during deployment. Additionally, our compact staple mechanism allows more design space to be dedicated to the anvil, which helps to ensure favorable tissue compression. These features combine to result in consistent staple formation.

•

Articulation, Rotation and Handling. End-effector size, articulation and rotation improve tissue access and ease of use, and we believe both are expected by surgeons in stapling devices. Our microcutter products articulate as much as 80 degrees, compared to the 45 degrees of maximum articulation achieved with the vast majority of currently marketed linear stapling technologies. In addition, all of our planned future microcutter products are planned to be designed to enable 360-degree rotation of the end-effector. Our MicroCutter 5/80 is a single-hand operated device: 360 degree rotation with up to 80 degree articulation accomplished with two articulation buttons integrated into a single knob at the end of the handle.

Microcutter Products and Planned Future Products

We have begun a controlled commercial launch, primarily in Europe, of the MicroCutter 5/80. Once the MicroCutter 5/80 has received broad commercial acceptance, subject to regulatory clearances and sufficient funds to do so, we intend to launch a full range of surgical stapling devices that cover the needs of thoracic, pediatric, bariatric, colorectal and general surgeons as shown in the table below. These future products, if developed, would provide staple line lengths from 30 to 45 millimeters, come in shaft diameters ranging from five to ten millimeters, accommodate staple heights from 2.0 to 5.3 millimeters, articulate up to 80 degrees, and would have a cartridge-based or reload-based design combined with our unique “staple-on-a-strip” technology. In addition, subject to the caveats set forth above, we intend to expand the microcutter product line by introducing products with flexible shafts to facilitate minimally invasive procedures. The following table summarizes our current and planned microcutter product line; the MicroCutter 5/80 is our only currently commercial product and the only current product we are actively developing:

MicroCutter Product Line
Product Family	Staple Line Length	Shaft	Articulation
MicroCutter 5/80	30 mm	5 mm, Rigid	Up to 80 degrees
MicroCutter XCHANGE 45	45 mm	8 mm, Rigid	Up to 80 degrees
MicroCutter FLEXCHANGE 30	30 mm	5 mm, Flexible	Up to 80 degrees

MicroCutter 5/80 and XCHANGE Product Family

The MicroCutter 5/80 and XCHANGE names refer to the current and planned group of cartridge-based microcutter products with rigid shafts that include our proprietary “staple-on-a-strip” technology. The first product in this family is the MicroCutter 5/80 with a 30 mm staple line length. This 5 mm stapling device has been developed with up to 80 degrees of articulation. We also developed and launched additional versions of the MicroCutter 5/80 including reloads with a curved plastic tip at the distal end to facilitate surgeon vision and access for vascular surgical procedures and a version of the MicroCutter 5/80 with a shorter shaft to facilitate certain surgeries. Subsequently, the MicroCutter XCHANGE 45 with 45mm staple line length, if developed, will also be cartridge-based. We believe that the MicroCutter 5/80 is and will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

MicroCutter FLEXCHANGE Planned Product

The MicroCutter FLEXCHANGE name refers to the planned reload-based microcutter product with a flexible shaft that will also include our proprietary “staple-on-a-strip” technology. The only product currently planned with this feature is the MicroCutter FLEXCHANGE 30 with a 30 mm staple line length. We expect this product would be the first and only 5 mm stapling device available on the market with a flexible shaft and, if developed, would be developed with up to 80 degrees of articulation as currently there are no other products on the market that have these characteristics. This device is planned to facilitate endoscopic procedures requiring cutting and stapling.

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

On December 31, 2015, we and Intuitive Surgical amended the license agreement to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems Under the terms of the amendment, Intuitive Surgical paid a one-time, non-refundable and non-creditable payment of $2.0 million to extend its rights to improvements in our stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period from December 31, 2015 to June 30, 2016. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party.

The feasibility evaluation allowed Intuitive Surgical to test and evaluate our microcutter technology. The six-month feasibility evaluation of our microcutter technology was completed successfully and Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System, and we and Intuitive Surgical entered into a joint development program in which Intuitive Surgical will be responsible for the development work on the stapler and we will be responsible for the development work on the stapler cartridge. Pursuant to the agreement, we will receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales, if any.

Microcutter Product Sales and Marketing

Total product sales of our microcutter products were $0.4 million, $0.7 million and $0.5 million, for fiscal years ended June 30, 2016, 2015 and 2014, respectively, representing 9%, 23% and 14% of total revenues for fiscal years ended June 30, 2016, 2015 and 2014, respectively.

United States

We have launched the MicroCutter 5/80 to a limited number of targeted clinical sites in the United States. We are learning from these sites the time and training required to achieve routine clinical adoption of the MicroCutter 5/80. We will base a broader launch of the MicroCutter 5/80 on our experience from this limited product introduction. Over subsequent quarters, our plan is to hire sales representatives. As part of our controlled commercial launch, we made our first commercial sale of the MicroCutter XCHANGE 30 to a hospital in the United States in March 2014, and subsequently temporarily suspended our controlled commercial launch in November 2014, as we shifted our focus to improved performance based on surgeons’ feedback. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white reloads. While we continued this controlled commercial launch, our goal was to complete product improvements on the MicroCutter XCHANGE 30 combo device, now known as the MicroCutter 5/80 which accommodates thicker tissue by enabling deployment of both white and blue reloads. We have since ceased the production of the MicroCutter XCHANGE 30 and although we will continue to sell the MicroCutter XCHANGE 30 until we have depleted the remaining finished goods inventory, we are now focusing on producing and selling the MicroCutter 5/80. To further expand the use of the MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, we are currently conducting our evaluation of the MicroCutter 5/80, that deploys both blue and white cartridges, with selected centers of key opinion leaders throughout the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broadening our commercial launch. We also initiated the MATCH registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and we plan to enroll up to 120 patients requiring surgical stapling during a lobectomy or segmentectomy at leading centers in the U.S. and Europe.

Total U.S. product sales of our microcutter products were $0.1 million, $0.5 million and $0.2 million for fiscal years ended June 30, 2016, 2015 and 2014, respectively, representing 2%, 17% and 6% of total revenue, for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

International

We are targeting our sales and marketing efforts in Europe on selected thoracic and general surgery surgeons and hospitals. We plan to expand to other video-assisted thoracic surgery, or VATS, hospitals and surgeons in other geographies as we gain more experience with this effort in Europe. As we are able to apply the CE Mark to additional products in our microcutter product line and are able to gain more adoption of our products, we plan to introduce these additional planned products to a limited number of targeted clinical sites, similar to our December 2012 introduction of our MicroCutter XCHANGE 30 in Europe. We signed a distribution agreement with Century with respect to distribution of our planned microcutter products in Japan. Century is responsible for securing regulatory approval from the Ministry of Health in Japan. After approval for marketing in Japan, we plan to sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan. In August 2013, Century filed for regulatory approval of our white and blue cartridge reloads with the PMDA, in Japan and in April 2014, filed for approval for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan, and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a LCP, to an IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 and reloads for marketing in Japan have been obtained, Century intends to wait until we release the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan. We also submitted our application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and the white cartridge reload and, in March 2016, received a medical device license to market in Canada. Although we are licensed to market the MicroCutter XCHANGE 30 with white reloads in Canada, we intend to wait until we file an amendment for the MicroCutter 5/80 with Health Canada for regulatory approval before we can market the MicroCutter 5/80 in Canada.

Total international product sales of our microcutter products were $0.3 million, $0.2 million and $0.3 million for fiscal years ended June 30, 2016, 2015 and 2014 respectively, representing 7%, 7% and 8% of total revenue, for fiscal years ended June 30, 2016, 2015 and 2014, respectively.

MicroCutter Competition

The MicroCutter 5/80 competes, and our other planned products in the microcutter product line if they receive regulatory clearance and are successfully launched would compete, in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

•	reduced product size;

•	ease of use;

•	product quality and reliability;

•	device cost-effectiveness;

•	degree of articulation;

•	surgeon relationships; and

•	sales and marketing capabilities.

Two large competitors, Ethicon, part of Johnson & Johnson, and Covidien, now part of Medtronic, currently control more than 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult and the failure to establish a market for our products would have a material adverse effect on our business. A private company, JustRight Surgical, LLC, is developing smaller surgical instruments and has announced FDA 510(k) clearance for a 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability of staple sizes and articulation compared to the MicroCutter 5/80. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

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

Our Cardiac Products

We currently market three proprietary products to perform anastomoses, the C-Port xA system, the C-Port Flex A system and the PAS-Port system. The C-Port systems automate a distal anastomosis between the graft vessel and target artery. The C-Port xA system was developed to use veins and arteries as the bypass graft vessel and received 510(k) clearance in November 2006. A new generation of the C-Port xA system, the C-Port Flex A system, designed to further enable minimally invasive CABG surgery, received 510(k) clearance in March 2007. Each of our C-Port systems has received the CE Mark for sales in Europe. As of June 30, 2016, we had sold an aggregate of nearly 15,000 units of all the versions of our C-Port systems. The PAS-Port system automates the performance of a proximal anastomosis between a graft vessel, typically a saphenous vein, and the aorta. The PAS-Port system received 510(k) clearance in September 2008 following successful completion of a prospective, international, randomized study. Our PAS-Port system also has received the CE Mark. The PAS-Port system is marketed in the United States, Europe and Japan. As of June 30, 2016, over 44,500 PAS-Port systems had been sold, primarily in Japan and the United States.

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

For the fiscal years ended June 30, 2016, 2015 and 2014, sales to Century accounted for approximately 21%, 28% and 29%, respectively, of our total revenue and approximately 34%, 28% and 30%, respectively, of our product sales. As of June 30, 2016, Century had trained over 700 Japanese cardiac surgeons in over 350 hospitals. Century has a direct sales organization of approximately 27 representatives who are responsible for the development of the anastomotic device market and directly contact cardiac surgeons. Century provides clinical training and support for end-users in Japan. We provide Century with promotional support, ongoing clinical training, representation at trade shows and guidance in Century’s sales and marketing efforts. Our agreement with Century pertaining to the PAS-Port system, as amended, expires in July 2019, but automatically renews for an additional five-year term if Century meets certain sales milestones. Either party may terminate this agreement if the other party defaults in performance of material obligations and such default is not cured within a specified period or if the other party becomes insolvent or subject to bankruptcy proceedings. In addition, we may terminate the agreement within 90 days following a change of control by payment of a specified termination fee.

For the fiscal years ended June 30, 2016, 2015 and 2014, sales to Herz-Und Diabeteszentrum in Germany, a customer for our C-Port and PAS-Port systems, accounted for approximately 8%, 10% and 12%, respectively, of our total revenue and approximately 13%, 10% and 12%, respectively, of our product sales.

Total product sales of our C-Port and PAS-Port systems were $2.1 million, $2.2 million and $3.0 million, for fiscal years ended June 30, 2016, 2015 and 2014, respectively. Total product sales of our C-Port and PAS-Port systems represented 53%, 74% and 83% of total revenues for fiscal years ended June 30, 2016, 2015 and 2014, respectively.

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

The landscape of active competitors in the market for anastomotic solutions is currently limited. Several companies market systems designed to facilitate or stabilize proximal anastomoses, such as Maquet Cardiovascular’s Heartstring Aortic Occluder and Vitalitec’s Enclose II proximal anastomosis assist device. Our PAS-Port system is the only commercially available automated proximal anastomosis device.Our C-Port systems are the only automated anastomosis devices for distal anastomosis cleared for marketing in the United States.

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

Research and Development

As of June 30, 2016, we had 15 employees in our research and development department. Future research and development efforts will involve development of the microcutter in a variety of formats that accommodate different staple sizes and staple line lengths and different tool form factors, such as flexible versus rigid shafts, reloads with a curved plastic tip at the distal end to facilitate surgeon vision and access for vascular surgical procedures, and a shorter shaft to facilitate certain surgeries. We are also exploring the development of other products that can be derived from our core technology platform and intellectual property. Research and development expenses for fiscal years ended June 30, 2016, 2015 and 2014 were $6.3 million, $7.3 million and $6.9 million, respectively. We expect research and development expenses to increase slightly in absolute dollar terms in fiscal year 2017 due to the clinical trial, product testing and the tooling expenses relating to the MicroCutter 5/80.

Patents and Intellectual Property

We believe our competitive position will depend significantly upon our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of June 30, 2016, we had 147 issued U.S. patents, of which 52 are related to our microcutter products, 48 additional U.S. patent applications, of which 32 are related to our microcutter products, 26 issued foreign patents, of which nine are related to our microcutter products, and another 39 patent applications filed in select international markets, of which 35 are related to our microcutter products. Our issued patents expire between 2018 and 2034, with the issued patents related to our microcutter products expiring between 2022 and 2034.

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

The Federal False Claims Act imposes civil liability on any person or entity who submits, or causes the submission of a false or fraudulent claim to the United States Government. Damages under the Federal False Claims Act can be significant and consist of the imposition of fines and penalties. Under certain circumstances, the Federal False Claims Act also allows a private individual or entity with knowledge of past or present fraud on the federal government to sue on behalf of the government to recover the civil penalties and up to treble damages. The U.S. Department of Justice on behalf of the government has successfully enforced the Federal False Claims Act against medical device manufacturers. Federal suits have alleged that manufacturers whose marketing and promotional practices were found to have included the off-label promotion and/or the payment of prohibited kickbacks to doctors violated the Federal False Claims Act on the grounds that these prohibited activities resulted in the submission of claims to federal and state healthcare entitlement programs such as Medicaid, resulting in the payment of claims for the off-label use that was not otherwise covered. Such manufacturers have entered into settlements with the federal government under which they paid amounts and entered into corporate integrity agreements that require, among other things, substantial reporting and remedial actions.

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

In addition to MHLW oversight, the regulation of medical devices in Japan is also governed by the Japanese Pharmaceutical Affairs Law, or PAL. Under PAL, manufacturers outside of Japan must appoint a “primary distributor” located in Japan that holds a primary distributor license for medical devices to provide primary distribution services, including conducting quality assurance and safety control tasks for each product at the time an application for the approval of each such product is submitted to the MHLW. Century serves as the “primary distributor” for Dextera Surgical. We do not anticipate that these changes will have a material impact on our existing level of third-party reimbursement for sales of our products in Japan.

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

Employees

As of June 30, 2016, we had 50 employees, including 18 employees in manufacturing, 3 employees in sales and marketing, 3 employees in clinical, regulatory and quality assurance, 11 employees in general and administrative and 15 employees in research and development. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

Financial Information

Information regarding our revenues from external customers, our net loss and total assets is contained in the consolidated financial statements included in this report, which information is incorporated by reference here. For the specifics of our revenue by geographic location and long-lived assets, please see Note 1, “Concentrations of Credit Risk and Certain Other Risks” and “Impairment of Long-Lived Assets,” in our Notes to Consolidated Financial Statements.

Corporate Information

We were incorporated in Delaware in October 1997 as Vascular Innovations, Inc., changed our name to Cardica, Inc. in November 2001, and recently changed our name to Dextera Surgical Inc. in June 2016. Our principal executive offices are located at 900 Saginaw Drive, Redwood City, California 94063 and our telephone number is (650) 364-9975. We file annual reports, quarterly reports, current reports, proxy statements and amendments to such filings with the Securities and Exchange Commission, or SEC. We make these filings available, free of charge, on our website as soon as practicable after such material is electronically filed with the SEC. Our website address is www.dexterasurgical.com and the reports are filed under “SEC Filings,” on the Investors/Media portion of our website. You may read and copy any materials we file with the SEC the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, on official business days during the hours of 10 a.m. to 3 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which is http://www.sec.gov.

Our 2016 Annual Meeting is scheduled to be held on November 22, 2016.

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of August 31, 2016:

Name	Age	Position
Julian Nikolchev	62	President, Chief Executive Officer, and Director
Thomas Palermo	54	Chief Operations Officer
Robert Y. Newell	68	Vice President, Finance and Chief Financial Officer
Liam J. Burns	50	Vice President, Sales and Marketing
Gregory P. Watson	60	Vice President, Operations

Julian Nikolchev joined Dextera Surgical as our President and Chief Executive Officer in October 2015. Mr. Nikolchev brings more than 30 years of medical device experience to Dextera. From 2014 to 2015 he worked as a consultant for several early stage start-up companies, SRI International and NanoDimension, Inc., a Venture Capital firm. He previously served as founder, Chief Executive Officer and Chief Technology Officer of Pivot Medical, a medical device company (now part of Stryker Sports Medicine) from 2007 to 2014, where he was responsible for directing the transition from development enterprise to a full commercial organization with the leading brand in the fastest growing orthopedic market segment. He joined Pivot Medical while serving as a venture partner at Frazier Healthcare Ventures, a venture capital firm where he was a venture partner from 2006 to 2008. Before Frazier, he served as founder, president and Chief Executive Officer of CardioMind (sold to Biosensors International) from 2003 to 2006, and previously as president and Chief Executive Officer of AVAcore Technologies from 2000 to 2003 and as founder and president of Pro*Duct Health, a medical device company (sold to Cytyc) from 1997 to 2000. Prior to Pro*Duct Health, he served as manager of the new venture group at Target Therapeutics from 1991 to 1992, where he subsequently founded Conceptus (sold to Bayer AG in 2014) and served as founder and Chief Technology Officer for many years. Prior to his tenure leading medical device companies, Mr. Nikolchev served in a variety of escalating management positions within engineering organizations. He holds a B.S. and M.S. degrees in Mechanical Engineering from Stanford University and a M.S. degree in Management of Technology from the Massachusetts Institute of Technology. He is the author of numerous papers on technology commercialization and new technology development and an inventor and co-inventor on more than 35 issued or pending patents. Mr. Nikolchev has extensive experience in the medical device industry as a chief executive officer with a record of successfully leading management teams, managing products through the technical development process to commercialization and building successful companies that have been subsequently acquired by larger medical device companies.

Thomas Palermo joined Dextera Surgical as our Chief Operations Officer in November 2015. In 2014, he served as acting CEO of UlceRx Medical, a start-up chronic wound care company, where he was responsible for overseeing all facets of the business. From 2008 to 2012, Mr. Palermo was president and CEO of ReVascular Therapeutics (acquired by Boston Scientific in 2011), where he was responsible for overseeing all facets of the business and revamped the technology platform to meet market demand for the TruePath CTO Device system. From 2004 - 2008, Mr. Palermo served as vice president of operations and engineering at Ensure Medical where he was responsible for regulatory, clinical, quality assurance, research and development and operations for the development of the ExoSeal bio-absorbable femoral closure device. Prior to Ensure Medical, he served in a variety of escalating roles related to engineering, operations, research and development and business development at a variety of medical device companies. Mr. Palermo received a bachelor’s degree in technical management from New Hampshire College and holds more than 40 issued and pending patents.

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

Liam J. Burns joined Dextera Surgical as our Vice President, Sales and Marketing in January 2014. Since September 2007, he has been President of EP Burns Group LLC, a healthcare and life science focused sales, marketing and leadership development consulting company that he founded, at which he was responsible for all facets of the business. From September 2006 to August 2007, he was Vice President Marketing of Power Medical Interventions, Inc. a surgical stapling company. From October 1991 to August 2006, he held various sales and marketing management positions with Ethicon, Inc., a Johnson & Johnson company. Mr. Burns holds a B.A. degree from the College of Holy Cross and an M.B.A. degree from Case Western Reserve University.

Gregory P. Watson joined Dextera Surgical as our Vice President of Operations in May 2015. From March 2013 to May 2015, Mr. Watson consulted for start-up and mid-stage medical device firms in various stages of commercialization to establish and scale up their manufacturing operations. From July 2010 to January 2013, Mr. Watson held the positions of vice president of manufacturing, operations and product development for Uptake Medical Corp., where he was responsible for providing leadership and direction for the product development and manufacturing areas. From 1999 to 2010, Mr. Watson served as vice president of manufacturing and product development for TherOx, Inc. From 1987 to 1999, Mr. Watson served twelve years at Baxter Healthcare Corporation where he held various positions in the cardiovascular division including director of operations, director of R&D and plant manager. He currently holds nine U.S. patents. Mr. Watson earned his B.S. in Industrial Management from California State Polytechnic University.

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

We have incurred annual net losses since our inception in October 1997. As of June 30, 2016, our accumulated deficit was approximately $205.7 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as increased sales of our commercially launched microcutter products in Europe and in the United States.

Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

•	achievement of broad acceptance for the MicroCutter 5/80 in Europe and in the United States, as well as any future products that we may commercialize;

•	achievement of international and U.S. regulatory clearance or approval for additional products; and

•	successful sales, manufacturing, marketing and distribution of our products.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2016, we have generated $1.8 million of net product revenues from the commercial sales of the microcutter products. Sales of our C-Port and PAS-Port systems have not met the levels that we had anticipated, and to date our systems have had limited commercial adoption. Sales of our products, license and development and royalties activities generated revenues of $4.1 million, $3.0 million and $3.6 million for fiscal years ended June 30, 2016, 2015 and 2014, respectively. We do not anticipate that we will generate significantly higher product sales in the next few quarters.

Our cost of product sales was 154%, 145% and 136% of our net product sales for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. We expect higher cost of product sales relative to revenue from product sales for the foreseeable future due to costs associated with commercializing our MicroCutter 5/80. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Our development efforts have consumed substantial capital to date. As of June 30, 2016, we had approximately $12.7 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next nine months, subject to the ultimate resolution of the following uncertainty.

On September 2, 2011, in connection with signing a distribution agreement with Century, we entered into a secured note purchase agreement pursuant to which Century loaned us an aggregate of $4.0 million, with the principal originally due on September 30, 2016, subject to certain conditions. Effective on July 1, 2014, the principal due date was extended to September 30, 2018.

In August 2016, Century asserted that Dextera had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.6 million as of June 30, 2016.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. We are currently in discussions with Century to resolve this matter. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of June 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.9 million at June 30, 2016). If we are required to repay our $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, this will reduce the period during which our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs, to less than six months from June 30, 2016, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt.

We may be able to extend these time periods to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

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

Our audited financial statements for the fiscal year ended June 30, 2016, were prepared on a basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in their audit report on our fiscal 2016 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We will be forced to delay or reduce the scope of our microcutter development program and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding when needed or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of June 30, 2016, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●	the trading volume of our stock;

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and the United States once we execute the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.6 million as of June 30, 2016).

Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Risks Related to Our Business

The current unit costs for our products are very high, and if we are not able to bring them down we will suffer from price competition and may not become profitable.

The current unit costs for our products, based on limited manufacturing volumes, are very high and for the MicroCutter 5/80 are in excess of revenues per unit, and it will be necessary to achieve economies of scale to become profitable. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. We cannot assure you that we will be able to achieve cost reductions in the manufacture of our products and, without these cost reductions, our business may never achieve profitability.

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

We are dependent upon the commercial success of our MicroCutter 5/80 in Europe and in the United States which, if not successful, could prevent us from successfully commercializing our other potential microcutter products.

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter 5/80. If we are not successful in achieving market adoption of the MicroCutter 5/80 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter 5/80 in Europe, and adoption of the MicroCutter 5/80 in the United States, and our ability to expand our microcutter product line.

A number of factors will influence our ability to gain clinical adoption of the MicroCutter 5/80 and any future microcutter products:

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

●	our ability to reduce our costs of manufacturing the MicroCutter 5/80;

●	our ability to increase our sales force; and

●	our ability to address the need for improvements in response to feedback from physicians, if any.

We cannot predict when, if ever, we will generate significant commercial revenue from the sale of the MicroCutter 5/80 or any other potential future products or anticipated features in our microcutter product line. If we fail to achieve significant growth in market adoption of the MicroCutter 5/80, our ability to develop our other planned microcutter products, if at all, will be delayed, which would further harm our business.

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

To date we have generated revenues almost exclusively from the sale of automated anastomotic systems, and have generated minimal revenues from the commercial sales of the microcutter products since its December 2012 introduction in Europe and March 2014 introduction in the United States, and do not expect to generate substantial revenue in the near term. Consequently, if we are not successful in increasing commercial adoption of our C-Port and PAS-Port systems, we may never generate substantial revenue, our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations.

The limitations on the indications of use for the MicroCutter 5/80 will limit our promotional activities, which could inhibit our success in commercializing the MicroCutter 5/80 and could expose us to potential risks, including fines, penalties or injunctions, if we are determined to be promoting the use of our products for unapproved or “off-label” uses.

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

We have limited clinical data regarding the safety and efficacy of the MicroCutter 5/80. Any data that is generated in the future may not be positive or consistent with our existing data, which would affect market acceptance and the rate at which the MicroCutter 5/80, and any future microcutter products, are adopted.

The success of the MicroCutter 5/80 and any future microcutter products depends on their acceptance by the surgical community as safe and effective.  Even if the data collected from future clinical studies or clinical experience indicates positive results, each surgeon’s actual experience with our devices outside the clinical study setting may vary. Clinical studies conducted with our initial microcutter products may involve procedures performed by thoracic, bariatric, colorectal and general surgeons who are technically proficient, high-volume surgeons. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing surgeons, which could negatively impact rates of adoption of the microcutter if launched.  In addition, any adverse experiences of surgeons using the microcutter products, or adverse outcomes to patients, may deter surgeons from using our products and negatively impact product adoption.

If the FDA determines that our C-Port systems or PAS-Port systems do not perform as anticipated, or if the FDA identifies new concerns related to the safety and effectiveness of these products, we may be required to withdraw these products, which could harm our business.

As a condition of its U.S market clearance, the C-Port system is subject to a mandatory Post Market Surveillance order under Section 522 of the Federal Food Drug and Cosmetic Act (which we refer to as the 522 order) to demonstrate graft patency outcomes and technical failure rate in a clinical study. We recently completed our study with clinical data indicating that our C-Port system is safe and effective when used to create the distal anastomosis in CABG surgery, with equivalent patency rates to hand-sewn grafts at 12 months.  Should the FDA decide that the C-Port system does not perform as anticipated, or if the FDA identifies new concerns related to the safety and effectiveness of the product, or if the FDA determines that the requirements of the 522 order are otherwise unmet, we may be required to withdraw the C-Port system from the market and may be subject to other enforcement action, which could harm our business.

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

We have limited experience as a company in the sale, marketing and distribution of our products. To commercialize the MicroCutter 5/80 in the United States, we will have to complete our market preference testing of the MicroCutter 5/80 and build a sales force. Century is responsible for marketing and commercialization of cardiac and microcutter products in Japan. To promote our current and future products in the United States, Canada and Europe, we must develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors or independent sales representatives for substantially all of our sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

Our products require training to use, and if physicians are not willing to undergo that training, or if they undergo the training but do not use our products properly, or for other reasons, our products may not gain any significant degree of market acceptance, and a lack of market acceptance would have a material adverse effect on our business.

Widespread use of our products will require the training of numerous physicians, and the time required to complete training could result in a delay or dampening of market acceptance. Even if the safety and efficacy of our products is established, physicians may use our products improperly due to unfamiliarity with the products, or may use the MicroCutter 5/80 on tissues with thicknesses greater than the specifications for the MicroCutter 5/80. If this were to happen, the MicroCutter 5/80 may not function as desired for the physicians and could be reported as a problem with the MicroCutter 5/80 rather than the physicians using it improperly, which could damage the reputation of the MicroCutter 5/80 and cause other physicians to consider the MicroCutter 5/80 to be not a safe product. Further, physicians may elect not to use our products for a number of other reasons beyond our control, including inadequate or no reimbursement from health care payors, physicians’ reluctance to use products that have not been proven through time in the market, the introduction of competing devices by our competitors and pricing for our products. Failure of our products to achieve any significant market acceptance would have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in our efforts to expand our product portfolio, and our failure to do so could cause our business and prospects to suffer.

We have suspended development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter 5/80 have been completed. We are currently conducting our evaluation of the MicroCutter 5/80, that deploys both blue and white cartridges, with selected centers of key opinion leaders throughout the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broaden our commercial launch. Significant additional research and development and financial resources will be required to continue the development of the other products in our planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by our other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from branded, patent-protected products, as well as generic stapling products similar to currently commercially available products following expiration of patents on our competitors’ products, which could create greater price competition and decrease the revenue potential of our microcutter products. Our failure to successfully develop our other microcutter products and the failure of our MicroCutter 5/80 would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

Our PAS-Port and C-Port systems, our MicroCutter 5/80, and future products may face future development and regulatory difficulties and limitations on use.

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

The European Union, or EU, requires that manufacturers of medical products obtain the right to affix the CE Mark to their products before selling them in member countries of the EU. We have received CE Mark certification for the MicroCutter XCHANGE 30, which we have also applied to the MicroCutter 5/80. To maintain authorization to apply the CE Mark to future devices within the microcutter product line, we are subject to annual surveillance audits and periodic re-certification audits. If we modify the intended use of new products (relative to predicate products) or change the indication for use or develop new products in the future, we may need to apply for permission to affix the CE Mark to such products. We do not know whether we will be able to obtain permission to affix the CE Mark to new or modified products or whether we will continue to meet the quality and safety standards required to maintain the authorization that we have received. If we are unable to maintain authorization to affix the CE Mark to microcutter products, we will not be able to sell these products in member countries of the EU, which would have a material adverse effect on our results of operations.

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

Additionally, our manufacturing processes and, in some cases, those of our suppliers, are required to comply with the FDA’s Quality System Regulation, or QSR, which covers the procedures and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of our products, including the PAS-Port and C-Port systems and the MicroCutter 5/80. We are also subject to similar state requirements and licenses. In addition, we must engage in extensive record keeping and reporting and must make available our manufacturing facilities and records for periodic inspections by governmental agencies, including the FDA, state authorities and comparable agencies in other countries. If we are given notice of significant violations in a QSR inspection, our operations could be disrupted and our manufacturing interrupted. Failure to take adequate corrective action in response to an adverse QSR inspection could result in, among other things, a shut-down of our manufacturing operations, significant fines, suspension of product distribution or other operating restrictions, seizures or recalls of our devices and criminal prosecutions, any of which would cause our business to suffer. Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with applicable regulatory requirements, which may result in manufacturing delays for our products and cause our revenue to decline.

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

In the United States, our products are and will continue to be purchased primarily by medical institutions, which then bill various third-party payors, such as Centers for Medicare and Medicaid Services, or CMS, which administer the Medicare program, and other government programs and private insurance plans, for the health care services provided to their patients. The process involved in applying for coverage and incremental reimbursement from CMS is lengthy and expensive. Under current CMS reimbursement policies, CMS offers a process to obtain add-on payment for a new medical technology when the existing Diagnosis-Related Group, or DRG, prospective payment rate is inadequate. To obtain add-on payment, a technology must be considered “new,” demonstrate substantial improvement in care and exceed certain payment thresholds. Add-on payments are made for no less than two years and no more than three years. We must demonstrate the safety and effectiveness of our technology to the FDA in addition to CMS requirements before add-on payments can be made. Further, Medicare coverage is based on our ability to demonstrate the treatment is “reasonable and necessary” for Medicare beneficiaries. In November 2006, CMS denied our request for an add-on payment with respect to our C-Port systems. According to CMS, we met the “new” criteria and exceeded the payment threshold but did not in their view demonstrate substantial improvement in care. Even if our products receive FDA and other regulatory clearance or approval, they may not be granted coverage and reimbursement in the foreseeable future, if at all. Moreover, many private payors look to CMS in setting their reimbursement policies and amounts. If CMS or other agencies limit coverage or decrease or limit reimbursement payments for doctors and hospitals, this may affect coverage and reimbursement determinations by many private payors.

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

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan, and to Herz-Und Diabeteszentrum in Germany. The loss of either of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For fiscal years ended June 30, 2016, 2015 and 2014, sales to Century accounted for approximately 34%, 28% and 30%, respectively, and sales to Herz-Und Diabeteszentrum accounted for approximately 13%, 10% and 12%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors for our MicroCutter 5/80 have products that are marketed more effectively or are demonstrated to be safer or more effective than ours, our commercial opportunity for our MicroCutter 5/80 and any future microcutter products will be reduced or eliminated and our business will be harmed.

Although we have commercially launched our microcutter products in Europe and in the United States, we have generated minimal revenues from this launch through June 30, 2016. We only received the FDA 510(k) clearances for the MicroCutter XCHANGE 30 and blue reload in January 2014, and for the white reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload, and in July 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. The MicroCutter 5/80 competes in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

•	reduced product size;

•	ease of use;

•	product quality and reliability;

•	device cost-effectiveness;

•	degree of articulation;

•	surgeon relationships; and

•	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business. A private company, JustRight Surgical, LLC, is developing smaller surgical instruments and has announced FDA 510(k) clearance for a 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability of staple sizes and articulation compared to the MicroCutter 5/80. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States on the use of our blue and white staple reloads for the MicroCutter 5/80, C-Port and PAS-Port systems and in Europe for the MicroCutter 5/80. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business.

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

On December 8, 2015, we received a letter from the staff of The NASDAQ Stock Market LLC stating that we had not been able to regain compliance with the Nasdaq Listing Rule requiring that we maintain a closing bid price for our common stock of at least $1.00 per share. We cured the deficiency by effecting a one-for-ten reverse stock split, effective February 17, 2016. We cannot guarantee that our stock price will continue to trade at above $1.00 per share or otherwise meet the listing requirements and therefore our common stock may in the future be subject to delisting.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 47% of our outstanding common stock as of June 30, 2016. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 1,914,740 shares of our common stock and, if they were to convert all of the shares of our Series A preferred stock, our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, would beneficially own approximately 56% of our outstanding common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our common stock price to decline. Our results of operations will depend upon numerous factors, including:

•	the broad commercial launch of our MicroCutter 5/80, and the timing thereof;

•	completion of development and commercial launch of our other microcutter products, and the timing thereof;

•	FDA or other regulatory clearance or approval of our products;

•	demand for our products;

•	the performance of third-party contract manufacturers and component suppliers;

•	our ability to develop sales and marketing capabilities;

•	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis; and

•	our ability to obtain and protect proprietary rights.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock has traded on the NASDAQ Capital Market under the symbol “DXTR” since June 2016, when we changed our name to Dextera Surgical Inc. We were formerly known as Cardica, Inc., and our common stock traded from February 2006 to June 2016, under the symbol “CRDC.” The table below sets forth the high and low intraday sales prices for our common stock for the periods indicated:

	High	Low
Fiscal Year 2016
First Quarter ended September 30, 2015	$5.04	$2.51
Second Quarter ended December 31, 2015	$3.00	$1.09
Third Quarter ended March 31, 2016	$4.30	$1.40
Fourth Quarter ended June 30, 2016	$3.75	$1.70

Fiscal Year 2015
First Quarter ended September 30, 2014	$13.20	$10.00
Second Quarter ended December 31, 2014	$11.06	$5.62
Third Quarter ended March 31, 2015	$7.43	$4.63
Fourth Quarter ended June 30, 2015	$6.45	$3.60

As of October 6, 2016, there were 45 holders of record of common stock. This number does not include the number of persons whose shares are held by a nominee or in “street name” accounts through brokers.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2016, we did not repurchase any equity securities.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report.

The following selected balance sheet data as of June 30, 2016 and 2015, and the statements of operations data for each of the three fiscal years in the period ended June 30, 2016, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected balance sheet data as of June 30, 2014, 2013 and 2012, and the selected statements of operations data for the fiscal years ended June 30, 2013 and 2012, has been derived from our audited financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year Ended June 30,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Statements of Operations Data:
Net revenue:
Product sales, net	$2,529	$2,922	$3,505	$3,093	$3,274
License and development revenue	1,460	—	41	336	336
Royalty revenue	66	68	69	70	71
Total net revenue	4,055	2,990	3,615	3,499	3,681
Operating costs and expenses:
Cost of product sales	3,897	4,235	4,770	3,604	3,638
Research and development	6,327	7,341	6,883	9,145	7,220
Selling, general and administrative	9,388	10,197	8,463	6,410	6,139
Total operating costs and expenses	19,612	21,773	20,116	19,159	16,997
Loss from operations	(15,557)	(18,783)	(16,501)	(15,660)	(13,316)
Interest income	62	56	12	15	12
Interest expense	(497)	(450)	(504)	(457)	(268)
Other income (expense), net	5	(5)	27	(35)	(3)
Net loss before income tax benefit	(15,987)	(19,182)	(16,966)	(16,137)	(13,575)
Income tax benefit	—	—	—	—	—
Net loss	$(15,987)	$(19,182)	$(16,966)	$(16,137)	$(13,575)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(1,915)	—	—

Net loss allocable to common stockholders	$(15,987)	$(19,182)	$(18,881)	$(16,137)	$(13,575)

Basic and diluted net loss per common share	$(1.79)	$(2.16)	$(3.24)	$(3.96)	$(4.45)
Shares used in computing basic and diluted net loss per common share	8,910	8,895	5,833	4,078	3,048

	As of June 30,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and investments	$12,716	$25,206	$42,796	$12,395	$14,645
Working capital	11,819	21,303	39,965	12,268	13,316
Total assets	15,692	29,294	47,577	17,761	18,142
Long-term liabilities	5,819	5,147	4,735	4,559	4,364
Total stockholders’ equity	7,282	22,089	40,185	10,974	11,360

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

Overview

We are commercializing and developing our MicroCutter 5/80™ stapler based on our proprietary “staple-on-a-strip” technology for use by thoracic, pediatric, bariatric, colorectal and general surgeons. We recently changed our company’s name to Dextera Surgical Inc., from Cardica, Inc., and rebranded the latest version of our MicroCutter XCHANGE® 30 as the Dextera MicroCutter 5/80 stapler. The MicroCutter 5/80, which is currently commercially available, is a cartridge-based microcutter device with a 5 millimeter shaft diameter, 80 degrees of articulation, and a 30 millimeter staple line cleared for specified indications for use in the United States, and in the European Union, or EU, for a broader range of indications for use. We previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge-based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge-based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, we suspended development of these additional potential products to focus solely on development of the first MicroCutter XCHANGE 30, and now MicroCutter 5/80. We completed an assessment by an independent market research firm of the US market for the MicroCutter 5/80 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially available MicroCutter 5/80, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 (where we use the term “MicroCutter XCHANGE 30” in this Annual Report we refer to earlier versions of the MicroCutter XCHANGE 30, not the latest version we rebranded as the MicroCutter 5/80) and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and MicroCutter XCHANGE 30 blue cartridge reload in January 2014, and for the MicroCutter XCHANGE 30 white cartridge reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in medium thickness tissue, and the white reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014 as we shifted our focus to improved performance based on surgeons’ feedback. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white reloads. In November 2015, we issued a voluntary withdrawal of the MicroCutter XCHANGE 30 blue cartridges from the market, and continued to sell the MicroCutter XCHANGE 30 device solely for use with the white cartridge. While we continued this controlled commercial launch, our goal was to complete product improvements on the MicroCutter 5/80 which accommodates thicker tissue by enabling deployment of both white and blue reloads. We have since ceased the production of the MicroCutter XCHANGE 30 and although we will continue to sell the MicroCutter XCHANGE 30 until we have depleted the remaining finished goods inventory, we are now focusing on producing and selling the MicroCutter 5/80. To further expand the use of the MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, we are currently conducting our evaluation of the MicroCutter 5/80, that deploys both blue and white cartridges, with selected centers of key opinion leaders throughout the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broadening our commercial launch. We also initiated the MATCH registry, a post-market surveillance registry, the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry to evaluate the hemostasis (stopping of blood flow) and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and we plan to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe.

We are also attempting to expand use of our MicroCutter 5/80 in the international market with selected regulatory filings. We submitted our application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and the white cartridge reload and, in March 2016, received a medical device license to market in Canada. Although we are licensed to market the MicroCutter XCHANGE 30 with white reloads in Canada, we intend to wait until we file an amendment for the MicroCutter 5/80 with Health Canada for regulatory approval before we can market the MicroCutter 5/80 in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our white and blue cartridge reloads with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for approval for the MicroCutter XCHANGE 30 with TUV Rheinland Japan Ltd, a registered third-party agency in Japan, and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 and reloads for marketing in Japan have been obtained, Century intends to wait until we release the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan. We believe that the MicroCutter 5/80 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of June 30, 2016, more than 15,000 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of June 30, 2016, more than 44,500 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the microcutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2016, we have generated $1.8 million of net product revenues from the commercial sales of the microcutter products.

For the fiscal year ended June 30, 2016, we generated net revenue of $4.1 million, including $0.4 million from commercial sales of our microcutter products, $2.2 million from commercial sales of our cardiac products, and $1.5 million of license and development and royalty revenues, and incurred a net loss of $16.0 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for at least the next several years. We have not generated significant revenues from the microcutter products. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If we fail to obtain broader commercial adoption of our C-Port and PAS-Port systems or achieve commercial adoption of our microcutter products, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. During the three months ended March 31, 2015, we eliminated eight sales representatives, three of whom were related to selling our automated anastomotic systems and five were for microcutter products. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. We continue to sell our microcutter products only to a select number of key hospitals in the United States and through distributors in Europe, and intend to continue to do so until we broadly commercially launch our MicroCutter 5/80. As such, we anticipate that our automated anastomotic systems sales revenue will remain steady or slightly increase and our microcutter product sales revenue will slightly increase in the next few quarters.

As of June 30, 2016, we had approximately $12.7 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding. In April 2014, we sold 3,737,500 shares of our common stock at $8.50 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of our common stock at a conversion rate of 10 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the our common stock then outstanding unless the holder gives us at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to us were approximately $44.6 million.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next nine months, subject to the ultimate resolution of the following uncertainty.

On September 2, 2011, in connection with signing a distribution agreement with Century Medical, Inc. (“Century”), we entered into a secured note purchase agreement pursuant to which Century loaned us an aggregate of $4.0 million, with the principal originally due on September 30, 2016, subject to certain conditions. Effective on July 1, 2014, the principal due date was extended to September 30, 2018.

In August 2016, Century asserted that Dextera had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.6 million as of June 30, 2016.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. We are currently in discussions with Century to resolve this matter. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of June 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.9 million at June 30, 2016). If we are required to repay our $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, this will reduce the period during which our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs, to less than six months from June 30, 2016, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt.

We may be able to extend these time periods to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and our assumptions related to the future resolution of Century’s assertion that the note was to be repaid in 2014. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to continued development of the MicroCutter 5/80, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or any future products that we may develop or commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, the effects of competing technological and market developments, and costs related to the potential repayment of our note to Century.

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

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the Distribution Agreement, with Century, with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement entered into at the time of the Distribution Agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions, which principal due date was extended to September 30, 2018,effective July 1, 2014.   Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The timing of the repayment of the principal is subject to an uncertainty because in August 2016 Century asserted that Dextera had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.6 million as of June 30, 2016.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. We are currently in discussions with Century to resolve this matter. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of June 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.9 million at June 30, 2016). Please see additional details related to this uncertainty in the “Overview” above. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for microcutter products. After approval for marketing in Japan, we would sell microcutter units to Century, which would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to ours. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan which had not occurred as of June 30, 2016.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 124,954 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $0, $0 and $41,000 have been recorded as license and development revenue for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, and there was no deferred revenue as of June 30, 2016, related to this arrangement.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

On December 31, 2015, we and Intuitive Surgical amended the license agreement, which was initially signed in August 2010, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems Under the terms of the amendment, Intuitive Surgical paid a one-time, non-refundable and non-creditable payment of $2.0 million to extend its rights to improvements in our stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period from December 31, 2015 to June 30, 2016. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party.

The feasibility evaluation allowed Intuitive Surgical to test and evaluate our microcutter technology. The six-month feasibility evaluation of our microcutter technology was completed successfully and Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System, and we and Intuitive Surgical entered into a joint development program in which Intuitive Surgical will be responsible for the development work on the stapler and we will be responsible for the development work on the stapler cartridge. Pursuant to the agreement, we will receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales.

Agreement with MLV

On August 3, 2011, we entered into the ATM Agreement with MLV, which expired on August 2, 2014, that provided for the sale of our common stock through MLV as our sales agent. As of June 30, 2016, we received net proceeds of $1.2 million from the sale of an aggregate of 88,475 shares of common stock through MLV. During the fiscal years ended June 30, 2016 and 2015, we did not sell any shares of common stock through MLV and the ATM agreement expired on August 2, 2014. During the fiscal year ended June 30, 2014, we received net proceeds of $0.4 million from the sale of an aggregate of 43,916 shares of common stock under this agreement.

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

Stock-Based Compensation. We account for employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, pursuant to Accounting Standards Codification, or ASC, 718 “Compensation — Stock Compensation.” Stock-based compensation cost is measured on the grant date, based on fair value-based measurement of the award, and is recognized as an expense over the requisite service period which generally equals the vesting period of each grant. We recognize compensation expense using the accelerated method and we account for the non-employee share-based grants pursuant to ASC 505-50 “Equity — Equity Based Payments to Non-Employees.”

We selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The expected term of options granted is determined using the standard method. Under this approach, we estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. The expected volatility is based on our historical stock price. We estimate forfeitures in calculating the expense related to stock-based compensation. We recorded fair value-based stock-based compensation expense of $1.2 million, or $ 0.13 per share, $1.1 million, or $0.13 per share, and $1.0 million, or $0.17 per share, for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Reverse Stock Split

On February 16, 2016, we filed an amendment to our certificate of incorporation, which amendment was effective at 12:01 a.m. eastern time on February 17, 2016, to effect a one-for-ten reverse split of our outstanding common stock (the “Reverse Split”), which had the effect of reducing the number of outstanding shares of common stock from 89,344,777 to 8,934,452. Any fractional shares of common stock resulting from the Reverse Split were settled in cash equal to the fraction of a share to which the holder was entitled. As a result of the Reverse Split, we reclassified our consolidated balance sheets total par value of approximately $80,000 from common stock to additional paid-in capital for the reporting periods.

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

All shares of common stock, stock options, warrants to purchase common stock, the conversion rate of preferred stock and per share information presented in the consolidated financial statements and elsewhere in this annual report have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the Reverse Split.

Results of Operations

Comparison of Fiscal Years ended June 30, 2016 and 2015

Net Revenue. Net revenue increased $1.1 million, or 36%, to $4.1 million in fiscal year 2016 compared to $3.0 million in fiscal year 2015.

Net product sales decreased $0.4 million, or 13%, to $2.5 million in fiscal year 2016 compared to $2.9 million in fiscal year 2015. The decrease of product sales for the fiscal year ended June 30, 2016, was primarily attributable to both lower automated anastomotic systems and lower microcutter product sales, the latter of which was a result of our voluntary withdrawal of our blue cartridges from the market in November 2015. The impact of the returned products from the voluntary withdrawal was not significant.

For fiscal years 2016 and 2015, sales to Century, our distributor in Japan, accounted for approximately 34% and 28%, respectively, of our total product sales. For the fiscal years ended June 30, 2016 and 2015, sales to Herz-Und Diabeteszentrum in Germany accounted for approximately 13% and 10%, respectively, of our product sales.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue increased $1.5 million to $1.6 million in fiscal year 2016 compared to $0.1 million in fiscal year 2015. The increase was primarily attributable to the $1.5 million of revenue recognized on the $2.0 million received under the Intuitive Surgical amended license agreement.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $0.3 million, or 8%, to $3.9 million in fiscal year 2016 compared to $4.2 million in fiscal year 2015.

The decrease in cost of product sales in fiscal year 2016 compared to fiscal year 2015 is primarily driven by the lower number of units sold.

Our cost of product sales was 154% and 145% of our net product sales in fiscal years 2016 and 2015, respectively, largely associated with our overall lower product sales and fixed costs.

We expect higher costs relative to product sales for the next few years due to the planned commercialization of our microcutter product line.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses decreased by $1.0 million, or 14%, to $6.3 million in fiscal year 2016 compared to $7.3 million in fiscal year 2015.

The decrease in research and development expenses in fiscal year 2016 compared to fiscal year 2015 was attributable to a decrease of $0.6 million of material purchases, a decrease of $0.7 million in salaries and benefits expenses due to lower staff, partially offset by higher clinical trial expenses of $0.3 million due to clinical studies for the MicroCutter 5/80 and FDA submission for the expanded vascular indications which received clearances in January 2016, and July 2016, and an increase of $0.2 million in professional outside services.

We anticipate that research and development expenses will increase modestly in absolute terms in fiscal year 2017 due to clinical trial, product testing and tooling expenses related to the microcutter products development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses decreased by $0.8 million, or 8%, to $9.4 million in fiscal year 2016 compared to $10.2 million in fiscal year 2015.

The net decrease in selling, general and administrative expenses in fiscal year 2016 compared to fiscal year 2015 was primarily attributable to a decrease in microcutter demonstration and sample expenses of $0.6 million due to the MicroCutter 5/80 hold, a decrease in salaries and benefits expenses of $0.6 million, and a decrease in travels and entertainment expenses of $0.1 million, all mainly due to lower staff, partially offset by an increase in professional outside service expenses of $0.5 million due to an increase in accounting expenses and legal services relating to employee relations, an increase in marketing research expenses of $0.1 million and an increase in facility related expenses of $0.1 million.

We expect selling, general and administrative expenses to increase slightly in absolute terms in fiscal year 2017 as we increase our sales and marketing team to commercialize our microcutter products.

Interest Income. Interest income increased by $6,000, or 11%, to $62,000 for fiscal year 2016 from $56,000 for fiscal year 2015. The increase in interest income in fiscal year 2016 was primarily attributable to investment maturities.

Interest Expense. Interest expense increased by $47,000 to $0.5 million for fiscal year 2016 from $0.4 million in fiscal year 2015. The increase in interest expense was due to the interest, and the loan modification on our note payable to Century, which we issued in September and December 2011, which increases as it gets closer to the maturity date based on the effective interest method. We expect interest expense to increase in future periods as the note payable is scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method. The amount and the timing of interest expense we will incur in future periods could change if the note payable is repaid earlier than the due date as a result of the resolution of Century’s assertion that the note was to be repaid in 2014, as discussed in the “Agreements with Century” above.

Comparison of Fiscal Years ended June 30, 2015 and 2014

Net Revenue. Net revenue decreased $0.6 million, or 17%, to $3.0 million in fiscal year 2015 compared to $3.6 million in fiscal year 2014.

Net product sales decreased $0.6 million, or 17%, to $2.9 million in fiscal year 2015 compared to $3.5 million in fiscal year 2014. The decrease of product sales for the fiscal year ended June 30, 2015, was primarily attributable to lower PAS-Port and C-Port systems sales in the United States and international markets, due to the elimination of the cardiac sales team, offset in part by higher microcutter product sales.

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

Our cost of product sales was 145% and 136% of our net product sales in fiscal years 2015 and 2014, respectively, largely associated with our microcutter products capacity utilization. The production capacity and infrastructure has been put in place in anticipation of future growth of our microcutter products.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $0.4 million, or 7%, to $7.3 million in fiscal year 2015 compared to $6.9 million in fiscal year 2014.

The increase in research and development expenses in fiscal year 2015 compared to fiscal year 2014 was attributable to an increase of $0.5 million of material purchases and clinical study expenses relating to the improved MicroCutter XCHANGE 30, partially offset by lower salaries and benefits expenses of $0.1 million due to lower staff.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses increased by $1.7 million, or 20%, to $10.2 million in fiscal year 2015 compared to $8.5 million in fiscal year 2014.

The net increase in selling, general and administrative expenses in fiscal year 2015 compared to fiscal year 2014 was primarily attributable to an increase in professional outside service expenses of $1.0 million mainly related to the shareholder activist proxy contest for the 2014 annual meeting, an increase in salaries and benefits expenses of $0.6 million and an increase in noncash stock compensation expenses of $0.1 million, mainly due to the expanded bonus plan to include manager-level employees and the severance expenses relating to headcount reductions, partially offset by a decrease in microcutter demonstration and sample expenses of $0.1 million due to temporarily suspending our controlled commercial launch of the MicroCutter XCHANGE 30 in November 2014. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white reloads.

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

Income Taxes

Due to uncertainty surrounding the realization of our deferred tax assets through future taxable income, we have provided a full valuation allowance, and no benefit has been recognized for our net operating losses and other deferred tax assets. Accordingly, deferred tax asset valuation allowances have been established as of June 30, 2016 and 2015, to reflect these uncertainties. At June 30, 2016, we had unrecognized tax benefits of $1.3 million, which would not currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance.

As of June 30, 2016, we had net operating loss carry-forwards to reduce future taxable income, of approximately $189.8 million for federal income tax purposes and $127.4 million available to reduce future taxable income, if any, for state income taxes. The federal net operating loss carry-forwards begin to expire in the fiscal year 2018 and the state net operating loss carry-forwards begin to expire in the fiscal year 2017. We also had federal and state research and development credit carry-forwards of approximately $3.6 million and $4.2 million, respectively, at June 30, 2016. The federal credits begin to expire in fiscal year 2021 if not utilized. The California state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credits begin to expire in fiscal year 2024. We have completed a study of our tax attributes under Section 382 of the Internal Revenue Code of 1986 through June 30, 2010, which resulted in significant limitations on our net operating loss and credit carry-forwards prior to utilization. However, we issued additional shares in fiscal years 2011 through 2014, that may have triggered another ownership change. A Section 382 study to determine the impact of these issuances has not been performed. If a change in ownership was triggered, the net operating loss carry-forwards and credit carry-forwards included in the Deferred Tax Assets could be further limited. The related reductions are reflected in the carry-forward amounts discussed above. The most recent analysis of our historical ownership changes was completed in 2014. Due to IRC Section 382 and 383 limitations, we only account for net operating loss and tax credit carry-forwards as deferred tax assets where we reasonably expect that these losses and carry-forwards can be utilized in future periods

Liquidity and Capital Resources

As of June 30, 2016, our accumulated deficit was $205.7 million. As of June 30, 2016, we had cash, cash equivalents, and short-term investments of $12.7 million, compared to cash, cash equivalents, and short-term and long-term investments of $25.2 million at June 30, 2015. We currently invest majority of our cash, cash equivalents, and short-term investments in money market funds, corporate debt and commercial paper securities. As of June 30, 2016 and 2015, we had $4.0 million debt principal outstanding. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements.

In April 2014, we completed the sale of 3,737,500 shares of our common stock at a price to the public of $8.50 per share and 191,474 shares of Series A Convertible Preferred Stock at a price to the public of $85 per share. Net proceeds from the financing to us were approximately $44.6 million. During the fiscal year ended June 30, 2014, we received net proceeds of $0.4 million from the sale of an aggregate of 43,916 shares of common stock through McNicoll Lewis & Vlak LLC, or MLV, pursuant to an ATM agreement, which agreement expired in August 2014.

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

Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note, as amended, bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million, and the additional $0.5 million due to the two years extension, were allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan which had not occurred as of June 30, 2016. In August 2013, Century filed for regulatory approval of our white and blue cartridge reloads with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for approval for the MicroCutter XCHANGE 30 with TUV Rheinland Japan Ltd, a registered third-party agency in Japan, and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 and reloads for marketing in Japan have been obtained, Century intends to wait until we the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan.

In August 2016, Century asserted that Dextera had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.6 million as of June 30, 2016. We do not agree with Century’s assertions and are currently in discussions with Century to resolve this matter.

On November 11, 2010, we entered into an amendment, or Lease Amendment, to our facility lease. Pursuant to the Lease Amendment, the term of the lease is extended four years, through August 31, 2015, and we were granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance was recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, we entered into another amendment, or Second Lease Amendment, to our facility lease. Pursuant to the Second Lease Amendment, the term of the lease is extended by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, we were granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by us during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease we were required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed balance sheets as of June 30, 2016, related to this letter of credit.

Summary cash flow data is as follows:

	Fiscal Year Ended June 30,
	2016	2015	2014
	(In thousands)
Net cash used in operating activities	$(12,072)	$(16,426)	$(13,808)
Net cash provided by (used in) investing activities	7,434	(798)	(12,174)
Net cash provided by (used in) financing activities	—	(65)	45,162

Our net use of cash in operating activities for fiscal year 2016 was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development and commercialization efforts related to our MicroCutter 5/80, partially offset by a decrease in inventories of $0.3 million and a decrease of $0.1 million in accounts receivables due to lower product sales, an increase in deferred revenue of $0.5 million due to the Intuitive Surgical amended license agreement signed on December 31, 2015, and an increase in accrued compensation of $0.3 million relating to bonus and severance expenses. Our net use of cash in operating activities for fiscal year 2015 was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development and commercialization efforts related to our MicroCutter 5/80, an increase in inventories of $0.3 million due to the temporary hold on the MicroCutter XCHANGE 30 sales in November 2014, and a decrease in accounts receivable of $0.3 million due to lower C-Port and PAS-Port systems sales. Our net use of cash in operating activities for fiscal year 2014 was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development and commercialization efforts related to our MicroCutter XCHANGE 30, partially offset by a decreased inventories of $0.4 million due to design changes and MicroCutter XCHANGE 30 sales which directly resulted in an increase in accounts receivable of $0.3 million.

Net cash provided by investing activities of $7.4 million for fiscal year 2016, reflects net proceeds from sales of investments of $7.7 million offset in part by purchases of property and equipment of $0.3 million mainly related to our microcutter design changes. Net cash used in investing activities of $0.8 million for fiscal year 2015, reflects purchases of property and equipment of $0.7 million mainly related to tools and molds modifications purchased for our microcutter development as well as a net purchases of investments of $0.1 million. Net cash used in investing activities of $12.2 million for fiscal year 2014, reflects purchases of property and equipment of $0.8 million mainly related to tools and molds modifications purchased for our microcutter development as well as a net purchases of investments of $11.4 million.

There was no financing activity for fiscal year 2016. Net cash used in financing activities of $0.1 million for fiscal year 2015, was the residual issuance costs related to April 2014 offering. Net cash provided by financing activities of $45.2 million for fiscal year 2014, was due primarily to the net proceeds of $44.7 million received from our public stock offering in April 2014, and an aggregate net proceeds of $0.4 million received from the sale of shares of common stock through MLV.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through at least the next nine months, subject to the ultimate resolution of the uncertainty related to the timing of repayment of the outstanding loan to Century. As discussed above, if we are required to repay our $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, this will reduce the period during which our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to less than six months from June 30, 2016, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt. Accordingly, our financial statements for the fiscal year ended June 30, 2016, included in this Annual Report on Form 10-K contain a going concern qualification from our independent registered public accounting firm. We would be able to extend these time periods to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the process for obtaining FDA approval for the commercial use of our microcutter products in the United States and internationally, and we could exhaust our available financial resources sooner than we currently expect.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. We may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as we may deem appropriate. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations and continue as a going concern. These matters raise substantial doubt about our ability to continue in existence as a going concern.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and in the United States once we execute the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the continued development of future products and features in our microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.6 million as of June 30, 2016).

As part of our controlled commercial launch of the MicroCutter XCHANGE 30 in Europe and in the United States, we made our first sales in December 2012 and March 2014, respectively. We have agreements for the microcutter product line with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, and we are currently in the process of changing it to Dextera Surgical GmbH, to facilitate direct sale of the microcutter product. We intend to broaden our launch of the MicroCutter 5/80 before continuing our efforts to develop other planned microcutter products. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of the MicroCutter 5/80 or any other planned microcutter products. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for at least the next few years, if at all, we may need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, as well as through interest income earned on cash balances. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the date on which we would exhaust our cash, cash equivalents and short-term investments, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at June 30, 2016, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease	$2,206	$1,001	$1,205	$—	$—
Note payable, including interest(2)	4,449	200	4,249	—	—
Purchase commitments	364	364	—	—	—
Total	$7,019	$1,565	$5,454	$—	$—

(2) Timing of repayment of the note payable is based on its contractual maturity of September 30, 2018. However, as noted in the “Liquidity and Capital Resources,” the timing of the repayment of the principal is subject to an uncertainty because in August 2016 Century asserted that we were required to repay this note in 2014 and made a demand for immediate repayment. Additionally, we may be required to pay the related penalty interest at the incremental rate of 7% per annum (which would amount to $0.6 million as of June 30, 2016).

This compares to future contractual obligations at June 30, 2015, of $8.6 million.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the current guidance by replacing the incurred loss model with a forward-looking expected loss model. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," amending guidance in the new revenue standard on transition, collectability, noncash consideration and the presentation of sales taxes and other similar taxes. The amendments clarify that for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under the existing GAAP. The amendments also clarified the collectability assessment and expanded circumstances under which nonrefundable consideration may receive revenue recognition when collectability of the remainder is not probable. It clarified that the fair value of noncash consideration should be measured at contract inception for determining the transaction price. The amendments permit an entity to make a policy election to exclude from the transaction price sales taxes and similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," adding clarification, while retaining the core principles in the revenue guidance. For identifying performance obligations, the ASU clarifies when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. For licensing, the ASU clarifies how an entity should evaluate the nature of its promise in granting a license of IP, which will determine whether it recognizes revenue over time (“symbolic IP”) or at a point in time (“functional IP”).The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued an accounting standard update ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations under the new revenue recognition standard, ASU 2014-09 (Topic 606), Revenue from Contracts with Customers. It requires the entity to determine whether the nature of its promise is to provide that good or service to the customer (that is, the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (that is, the entity is an agent). This determination is based upon whether the entity controls the good or service before it is transferred to the customer. The amendment will be effective for annual reporting periods beginning after December 15, 2017, which will be our fiscal year 2019 (beginning July 1, 2018). We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessee’s to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for fiscal years and for interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We will be evaluating the impact of the adoption of this guidance on our financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability. The new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as noncurrent on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be our fiscal year 2017 beginning July 1, 2016. The amendments may be applied prospectively to all deferred assets and liabilities, or retrospectively for all periods presented. Early adoption of the amendments is permitted. We will be evaluating the impact of the adoption of this guidance on the our consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 was effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be our fiscal year 2018 (beginning July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. However, in July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods beginning after December 15, 2017, which will be our fiscal year 2019 (beginning July 1, 2018). The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. We are in the process of evaluating the impact of the adoption of this guidance on our consolidated financial statements and have not yet determined the transition method..

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had cash, cash equivalents, and short-term investments of $12.7 million at June 30, 2016, compared to cash, cash equivalents, and short-term and long-term investments of $25.2 million at June 30, 2015. These amounts were invested primarily in money market funds and marketable securities and are held for working capital purposes. The marketable securities were invested primarily in corporate debt securities and commercial papers. We do not enter into investments for trading or speculative purposes. We do not believe that a 10% drop in interest rates would have a material effect on the fair value of our marketable securities due to the short-term nature of these instruments. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dextera Surgical Inc.

Redwood City, California

We have audited the accompanying consolidated balance sheets of Dextera Surgical Inc., as of June 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dextera Surgical Inc., at June 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

San Jose, California

October 12, 2016

Dextera Surgical Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2016	2015
Assets
Current assets
Cash and cash equivalents	$3,626	$8,264
Short-term investments	9,090	12,972
Accounts receivable	313	424
Inventories	1,063	1,391
Prepaid expenses and other current assets	318	310
Total current assets	14,410	23,361
Property and equipment, net	1,178	1,859
Long-term investments	—	3,970
Restricted cash	104	104
Total assets	$15,692	$29,294
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$766	$699
Accrued compensation	739	434
Other accrued liabilities	517	522
Current portion of deferred revenue	569	403
Total current liabilities	2,591	2,058

Deferred revenue, net of current portion	2,499	2,125
Note payable	3,124	2,828
Other non-current liabilities	196	194
Total liabilities	8,410	7,205

Commitments and contingencies (Note 5)
Stockholders’ equity (1)
Preferred stock, $0.001 par value: 5,000,000 shares authorized; 191,474 shares issued and outstanding at June 30, 2016 and 2015	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized; 8,934,452 and 8,902,144 shares issued and 8,927,830 and 8,895,521 shares outstanding at June 30, 2016 and 2015, respectively	9	9
Additional paid-in capital	196,355	195,179
Treasury stock at cost (6,622 shares at June 30, 2016 and 2015)	(596)	(596)
Accumulated other comprehensive loss	(4)	(8)
Accumulated deficit	(205,696)	(189,709)
Total stockholders’ equity	7,282	22,089
Total liabilities and stockholders’ equity	$15,692	$29,294

(1) All per share amounts and shares of Dextera Surgical common stock issued and outstanding for all periods have been retroactively adjusted to reflect Dextera Surgical’s one-for-ten reverse stock split of its common stock, which was effective February 17, 2016.

See accompanying notes to consolidated financial statements.

Dextera Surgical Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2016	2015	2014
Net revenue
Product sales, net	$2,529	$2,922	$3,505
License and development revenue	1,460	—	41
Royalty revenue	66	68	69
Total net revenue	4,055	2,990	3,615

Operating costs and expenses
Cost of product sales	3,897	4,235	4,770
Research and development	6,327	7,341	6,883
Selling, general and administrative	9,388	10,197	8,463
Total operating costs and expenses	19,612	21,773	20,116

Loss from operations	(15,557)	(18,783)	(16,501)

Interest income	62	56	12
Interest expense	(497)	(450)	(504)
Other income (expense), net	5	(5)	27
Net loss before income tax	$(15,987)	$(19,182)	$(16,966)
Income tax benefit	—	—	—
Net loss	$(15,987)	$(19,182)	$(16,966)
Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(1,915)
Net loss allocable to common stockholders	$(15,987)	$(19,182)	$(18,881)

Basic and diluted net loss per share allocable to common stockholders(1)	$(1.79)	$(2.16)	$(3.24)
Shares used in computing basic and diluted net loss per share allocable to common stockholders(1)	8,910	8,895	5,833

(1) All per share amounts and shares of Dextera Surgical common stock issued and outstanding for all periods have been retroactively adjusted to reflect Dextera Surgical’s one-for-ten reverse stock split of its common stock, which was effective February 17, 2016.

See accompanying notes to consolidated financial statements.

Dextera Surgical Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Fiscal Year Ended June 30,
	2016	2015	2014
Net loss	$(15,987)	$(19,182)	$(16,966)
Other comprehensive loss:
Change in unrealized loss on investment	4	2	(5)
Comprehensive loss	$(15,983)	$(19,180)	$(16,971)

See accompanying notes to consolidated financial statements.

Dextera Surgical Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stock	loss	Deficit	Equity(1)
Balance at June 30, 2013	—	$—	5,106,861	$5	$165,131	$(596)	$(5)	$(153,561)	$10,974
Issuance of common stock upon release of restricted share units	—	—	12,267	—	—	—	—	—	—
Sale of common stock, net of issuance costs of $2.3 million	—	—	3,737,500	4	29,409	—	—	—	29,413
Sale of preferred stock, net of issuance costs of $1.0 million	191,474	15,299	—	—	—	—	—	—	15,299
Deemed dividend related to beneficial conversion feature of Series A preferred stock	—	1,915	—	—	(1,915)	—	—	—	—
Sale of common stock, MLV net of issuance costs $51,000	—	—	43,916	—	450	—	—	—	450
Stock-based compensation expense	—	—	—	—	1,020	—	—	—	1,020
Net loss	—	—	—	—	—	—	—	(16,966)	(16,966)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	(5)	—	(5)
Balance at June 30, 2014	191,474	17,214	8,900,544	9	194,095	(596)	(10)	(170,527)	40,185
Issuance of common stock upon release of restricted share units	—	—	1,600	—	—	—	—	—	—
Sale of common stock, net of issuance costs of $0.1 million	—	—	—	—	(65)	—	—	—	(65)
Stock-based compensation expense	—	—	—	—	1,149	—	—	—	1,149
Net loss	—	—	—	—	—	—	—	(19,182)	(19,182)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	2	—	2
Balance at June 30, 2015	191,474	17,214	8,902,144	9	195,179	(596)	(8)	(189,709)	22,089

Issuance of common stock upon release of restricted share units	—	—	32,308	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,176	—	—	—	1,176
Net loss	—	—	—	—	—	—	—	(15,987)	(15,987)
Net change in unrealized loss on marketable securities	—	—	—	—	—	—	4	—	4
Balance at June 30, 2016	191,474	$17,214	8,934,452	$9	$196,355	$(596)	$(4)	$(205,696)	$7,282

(1) All per share amounts and shares of Dextera Surgical common stock issued and outstanding for all periods have been retroactively adjusted to reflect Dextera Surgical’s one-for-ten reverse stock split of its common stock, which was effective February 17, 2016.

See accompanying notes to consolidated financial statements.

Dextera Surgical Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2016	2015	2014
Operating activities
Net loss	$(15,987)	$(19,182)	$(16,966)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization of property and equipment	894	1,255	1,387
Amortization of premiums on marketable securities	172	437	126
Loss on disposal or retirement of property and equipment	37	86	60
Stock-based compensation expense on grants of stock awards to non-employees	—	65	107
Stock-based compensation expense on grants of stock awards to employees	1,176	1,084	913
Allowance for doubtful account	—	—	(33)
Non cash interest expense	296	251	304
Changes in assets and liabilities
Accounts receivable	111	282	(282)
Prepaid expenses and other current assets	(8)	39	(96)
Inventories	328	(305)	371
Accounts payable and other accrued liabilities	68	(101)	171
Accrued compensation	305	(465)	299
Deferred revenue	540	—	(41)
Other non-current liabilities	(4)	128	(128)
Net cash used in operating activities	(12,072)	(16,426)	(13,808)
Investing activities
Purchases of property and equipment	(250)	(664)	(822)
Proceeds from maturities of investments	24,822	30,334	8,648
Purchases of investments	(17,138)	(30,468)	(20,000)
Net cash (used in) provided by investing activities	7,434	(798)	(12,174)
Financing activities
Proceeds from sales of convertible preferred stock, net of issuance costs	—	—	15,299
Proceeds from sales of common stock, net of issuance costs	—	(65)	29,863
Net cash (used in) provided by financing activities	—	(65)	45,162
Net increase (decrease) in cash and cash equivalents	(4,638)	(17,289)	19,180
Cash and cash equivalents at beginning of year	8,264	25,553	6,373
Cash and cash equivalents at end of year	$3,626	$8,264	$25,553

Supplemental disclosure of cash flow information
Cash paid for interest	$200	$200	$200

Supplemental disclosure of non-cash investing and financing information
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$—	$—	$1,915

Supplemental disclosure of non-cash information
Incremental debt discount relating to note extension	$—	$515	$—

See accompanying notes to consolidated financial statements.

Dextera Surgical Inc.

Notes to Consolidated Financial Statements

Note 1. Organization and Summary of Significant Accounting Policies

Organization

Dextera Surgical Inc. ( the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc., and on June 19, 2016, changed its name to Dextera Surgical Inc. The Company is commercializing and developing the MicroCutter 5/80™ stapler based on its proprietary “staple-on-a-strip” technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The Company rebranded the latest version of its MicroCutter XCHANGE® 30 combo device as Dextera MicroCutter 5/80™ stapler, which is currently commercially available, is a cartridge-based microcutter device with a 5 millimeter shaft diameter, 80 degrees of articulation, and a 30 millimeter staple line approved for use specified indications for use in the United States and in the European Union, or EU, for a broader range of specified indications of use. The Company previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge-based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge-based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, the Company suspended development of these additional potential products to focus solely on development of the first MicroCutter XCHANGE 30, and now the MicroCutter 5/80.

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 (where the Company uses the term “MicroCutter XCHANGE 30” herein, the Company refers to earlier versions of the MicroCutter XCHANGE 30, not the latest version that the Company rebranded as the MicroCutter 5/80) and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue reload in January 2014, and for the white reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in medium thickness tissue, and the white reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended its controlled commercial launch in November 2014, as the Company shifted its focus to improved performance based on surgeons’ feedback. In April 2015, the Company resumed its controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white reloads. In November 2015, the Company issued a voluntary withdrawal of the MicroCutter XCHANGE 30 blue cartridges from the market, and continued to sell the MicroCutter XCHANGE 30 device solely for use with the white cartridge. While the Company continues this controlled commercial launch, the Company’s goal was to complete product improvements on the MicroCutter 5/80 which accommodates thicker tissue by enabling deployment of both white and blue reloads. The Company has since ceased the production of the MicroCutter XCHANGE 30 and although it will continue to sell the MicroCutter XCHANGE 30 until the Company has depleted the remaining finished goods inventory, it is focusing on producing and selling the MicroCutter 5/80. To further expand the use of the MicroCutter 5/80, the Company submitted 510(k) Premarket Notifications to the FDA to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, the Company is currently conducting its evaluation of the MicroCutter 5/80, that deploys both blue and white cartridges, with selected centers of key opinion leaders throughout the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broadening its commercial launch. The Company also initiated the MATCH registry, a post-market surveillance registry, the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry to evaluate the hemostasis (stopping of blood flow) and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and the Company plans to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe.

The Company is also attempting to expand use of the MicroCutter 5/80 in the international market with selected regulatory filings. The Company submitted the application to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and the white cartridge reload and, in March 2016, received a medical device license to market in Canada. Although the Company is licensed to market the MicroCutter XCHANGE 30 with white reloads in Canada, the Company intends to wait until the Company files an amendment for the MicroCutter 5/80 with Health Canada for regulatory approval before it can market the MicroCutter 5/80 in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 white and blue cartridge reloads with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for approval for the MicroCutter XCHANGE 30 with TUV Rheinland Japan Ltd, a registered third-party agency in Japan, and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 and reloads for marketing in Japan have been obtained, Century intends to wait until the Company releases the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the microcutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2016, the Company generated $1.8 million of net product revenues from the commercial sales of the microcutter products.

For the years ended June 30, 2016, 2015 and 2014, the Company generated $0.4 million, $0.7 million and $0.5 million, respectively of net product revenues from the commercial sales of the microcutter products.

Going Concern

The Company has incurred cumulative net losses of $205.7 million through June 30, 2016, and negative cash flows from operating activities and expects to incur losses for the next several years. As of June 30, 2016, the Company had approximately $12.7 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding.

The Company believes that the existing cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs to enable it to conduct its business substantially as currently conducted for at least the next nine months, subject to the ultimate resolution of the following uncertainty.

In August 2016, Century Medical, Inc. (“Century”) asserted that the Company had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.6 million as of June 30, 2016.

The Company does not agree with Century’s assertions as the Company believes that it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. The Company is currently in discussions with Century to resolve this matter. The Company does not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, the Company has not changed the classification of the note as a noncurrent liability as of June 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, the Company has not accelerated amortization of the remaining note discount ($0.9 million at June 30, 2016). If the Company is required to repay the $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, this will reduce the period during which the existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash needs to less than six months from June 30, 2016, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt.

The Company may be able to extend these time periods to the extent that it decreases its planned expenditures, or raises additional capital. The Company would need to further reduce expenses in advance of the date on which it would exhaust its cash, cash equivalents and short-term investments in the event that it is unable to complete a financing, strategic or commercial transaction in the near term to ensure that it has sufficient capital to meet its obligations and continue on a path designed to create and preserve stockholders’ value.

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

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Its continuations as a going concern is contingent upon its ability to generates revenue and cash flow to meet its obligations on a timely basis and its ability to raise financing. The Company’s plans may be adversely impacted if it fails to realize its assumed levels of revenues and expenses or savings from its cost reduction activities. However, there can be no assurance that the Company will be able to generate cash flows and raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect its ability to fund operations and continues as a going concern. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation and Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) and include the accounts of Dextera Surgical Inc., and its wholly-owned subsidiary in Germany. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

On February 16, 2016, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a one-for-ten reverse split of its outstanding common stock (the “Reverse Split”) which had the effect of reducing the number of outstanding shares of common stock from 89,344,777 to 8,934,452, effective February 17, 2016. Any fractional shares of common stock resulting from the Reverse Split were settled in cash equal to the fraction of a share to which the holder was entitled. As a result of the Reverse Split, the Company reclassified its consolidated balance sheets total par value of approximately $80,000 from common stock to additional paid-in capital for the reporting periods.

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

Available-for-Sale Securities

Available-for-sale securities consist primarily of corporate debt securities, commercial paper, and certificates of deposit, and, by the Company's investment policy, restrict exposure to any single corporate issuer by imposing concentration limits. Although maturities may extend beyond one year, it is management's intent that these securities are available for use in current operations.

The Company held investments in marketable securities as of June 30, 2016 and 2015, with maturity dates of less than one year for short-term and greater than one year for long-term. The Company records its marketable securities at fair value and classifies them as available-for-sale. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. Unrealized gains or losses on available-for-sale securities are classified as other comprehensive income or loss and reported as a separate component of stockholders’ equity until realized.

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

Investments are summarized as follows (in thousands):

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper – Short-term	$999	$—	$—	$999
Corporate debt securities – Short-term	8,095	—	(4)	8,091

Total	$9,094	$—	$(4)	$9,090

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$12,978	$—	$(6)	$12,972
Corporate debt securities – Long-term	3,972	—	(2)	3,970

Total	$16,950	$—	$(8)	$16,942

The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of June 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2016
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$8,091	$(4)	$—	$—	$8,091	$(4)
Total	$8,091	$(4)	$—	$—	$8,091	$(4)

	June 30, 2015
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$11,959	$(6)	$3,525	$(2)	$15,484	$(8)
Total	$11,959	$(6)	$3,525	$(2)	$15,484	$(8)

The Company reviews investments for other-than-temporary impairment. It was determined that unrealized losses at June 30, 2016 and 2015, are temporary in nature, because the changes in market value for these securities resulted from the fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that any losses will be immaterial.

The following tables summarizes contractual underlying maturities of the Company’s available-for-sale investments at June 30, 2016 (in thousands):

	June 30, 2016
	Due one year or less
Marketable Securities:	Cost	Fair Value
Commercial paper	$999	$999
Corporate debt securities	8,095	8,091
Total	$9,094	$9,090

Restricted Cash

Under an operating lease for its facility in Redwood City, California, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million at June 30, 2016 and 2015, has been recorded as restricted cash in the accompanying balance sheets, related to the letter of credit (see Note 5).

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

Net revenue by geographic location:

	Fiscal Year Ended June 30,
	2016	2015	2014
United States	37%	50%	45%
Japan	34%	28%	29%
Germany	21%	14%	15%
Rest of world	8%	8%	11%

Sales revenue by product line (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Microcutter	$351	$684	$488
Cardiac (automated anastomotic systems)	2,178	2,238	3,017
Total	$2,529	$2,922	$3,505

The following table illustrates concentrations of credit risk for the periods presented.

	Percent of Total Net Revenue for Fiscal Year Ended June 30,			Percent of Total Accounts Receivable as of June 30,
	2016	2015	2014	2016	2015
Century Medical	21%	28%	29%	33%	46%
Herz-Und Diabeteszentrum	8%	10%	12%	—	—
Iona Surgical	1%	1%	—	20%	9%

As of June 30, 2016, 2015 and 2014, and for the years then ended, no other customer accounted for equal to or greater than 10% of net revenue or account receivable balances. The Company does not believe that accounts receivable from Century Medical, Herz-Und Diabeteszentrum and Iona Surgical represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. All long-lived assets are in the United States, and through June 30, 2016, there have been no indications of impairment; therefore, the Company has recorded no such losses.

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

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2016.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2016	2015	2014
Numerator:
Net loss	$(15,987)	$(19,182)	$(16,966)

Deemed dividend related to beneficial conversion feature of convertible preferred stock	—	—	(1,915)
Net loss allocable to common stockholders	$(15,987)	$(19,182)	$(18,881)

Denominator:
Weighted-average shares outstanding allocable to common stockholders	8,910	8,895	5,833
Denominator for basic and diluted net loss per share allocable to common stockholders	8,910	8,895	5,833
Basic and diluted net loss per share allocable to common stockholders	$(1.79)	$(2.16)	$(3.24)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation for the fiscal years ended June 30, 2016, 2015 and 2014, because their effect would be antidilutive (in thousands):

	As of June 30,
	2016	2015	2014
Options to purchase common stock	1,516	456	560
Non-vested restricted stock units and awards	27	19	2
Shares reserved for issuance upon conversion of Series A Preferred	1,915	1,915	1,915
Warrants	—	—	399
	3,458	2,390	2,876

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Fiscal Year Ended June 30,
	2016			2015			2014
Risk-free interest rate	0.47%	–	1.50%	0.21%	–	1.65%	0.91%	–	1.49%
Dividend yield		—			—			—
Weighted-average expected life (in years)	4.2	–	5.0	4.3	–	4.9	3.8	–	4.6
Volatility	65%	–	75%	65%	–	72%	66%	–	80%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses for awards granted to employees under ASC 718 of $1.2 million, or $0.13 per share, $1.1 million, or $0.13 per share, and $0.9 million, or $0.16 per share for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. The Company recorded stock-based compensation expenses for awards granted to non-employees under ASC 505-50 of $9,103, or $0 per share for fiscal year ended June 30, 2016 and did not record any for June 30, 2015. The Company recorded stock-based compensation expenses for awards granted to non-employees under ASC 505-50 of $0.1 million, or $0.02 per share for fiscal year ended June 30, 2014. In December 2014, the Company cancelled certain options granted to employees in excess of the stock plan limits, which resulted in the recognition of $0.2 million of unamortized expense recorded as stock-based compensation expenses.

Total compensation expense related to unvested awards not yet recognized is approximately $1.0 million at June 30, 2016, and is expected to be recognized over a weighted average period of 3 years.

Included in the statement of operations is the following non-cash stock-based compensation expense for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Cost of product sales	$106	$63	$117
Research and development	203	183	133
Selling, general and administrative	867	903	770
Total	$1,176	$1,149	$1,020

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the current guidance by replacing the incurred loss model with a forward-looking expected loss model. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company will be evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," amending guidance in the new revenue standard on transition, collectability, noncash consideration and the presentation of sales taxes and other similar taxes. The amendments clarify that for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under the existing GAAP. The amendments also clarified the collectability assessment and expanded circumstances under which nonrefundable consideration may receive revenue recognition when collectability of the remainder is not probable. It clarified that the fair value of noncash consideration should be measured at contract inception for determining the transaction price. The amendments permit an entity to make a policy election to exclude from the transaction price sales taxes and similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," adding clarification, while retaining the core principles in the revenue guidance. For identifying performance obligations, the ASU clarifies when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. For licensing, the ASU clarifies how an entity should evaluate the nature of its promise in granting a license of IP, which will determine whether it recognizes revenue over time (“symbolic IP”) or at a point in time (“functional IP”).The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, which will be the Company’s fiscal year 2018 (beginning July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. However, in July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and has not yet determined the transition method.

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,029	$—	$—	$3,029
Short-term investments:
Commercial paper	—	999	—	999
Corporate debt securities	—	8,091	—	8,091

Total assets at fair value	$3,029	$9,090	$—	$12,119

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,399	$—	$—	$6,399
Corporate debt securities	—	668	—	668
Short-term investments:
Corporate debt securities	—	12,972	—	12,972
Long-term investments:
Corporate debt securities	—	3,970	—	3,970

Total assets at fair value	$6,399	$17,610	$—	$24,009

Funds held in money market instruments, are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $0.6 million and $1.2 million at June 30, 2016 and 2015, respectively, are not included in the fair value hierarchy disclosure. As of June 30, 2016, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable. As of June 30, 2016, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2016	June 30, 2015
Raw materials	$698	$870
Work in progress	133	162
Finished goods	232	359
Total	$1,063	$1,391

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):	June 30,
	2016	2015
Computer hardware and software	$106	$98
Office furniture and equipment	27	27
Machinery and equipment	6,523	6,378
Leasehold improvements	183	183
	6,839	6,686
Less: accumulated depreciation and amortization	(5,661)	(4,827)
Total	$1,178	$1,859

Note 5. Commitments and Contingencies

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in the fiscal year ended June 30, 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed balance sheets as of June 30, 2016 and 2015, related to the letter of credit.

Future minimum lease payments under the non-cancelable operating leases having initial terms of a year or more as of June 30, 2016, including the Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2017	$1,001
2018	1,032
2019	173
Total minimum lease payments	$2,206

Rent expense for fiscal years 2016, 2015 and 2014, was $0.9 million, $0.8 million and $0.6 million, respectively.

Note 6. Distribution, License, Development and Commercialization Agreements Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The timing of the repayment of the principal is subject to an uncertainty because in August 2016, Century asserted that the Company had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.6 million as of June 30, 2016. Please see additional details related to this in Note 7.

In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. In August 2013, Century filed for regulatory approval of the MicroCutter XCHANGE 30 blue and white reloads with the Pharmaceuticals and Medical Devices Agency and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a LCP to an IXEF, and received approval in August 2015, to market in Japan. Though approvals of the MicroCutter XCHANGE 30 stapler and reloads for marketing in Japan have been obtained, Century intends to wait until the Company releases the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan. After approval for marketing in Japan, the Company would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cashflows using a discount rate of 18%, which the Company estimated a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan which had not occurred as of June 30, 2016.

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

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device. The Company’s significant deliverables under the arrangement were the license rights and the associated development activities. These deliverables were determined to represent one unit of accounting as there was no standalone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received no payments in the fiscal years ended June 30, 2016, 2015 and 2014. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $0.4 million under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2016. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical (see Note 8) were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the fiscal year ended June 30, 2011, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the fiscal years ended June 30, 2016, 2015 and 2014, related to this arrangement were $0, $0 and $41,000, respectively. The Company has fully recognized such revenue, and as of June 30, 2015 and 2016, no deferred revenue related to this arrangement.

On December 31, 2015, the Company and Intuitive Surgical amended the license agreement, which was initially signed in August 2010, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems Under the terms of the amendment, Intuitive Surgical paid a one-time, non-refundable and non-creditable payment of $2.0 million to extend its rights to improvements in the Company’s stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period from December 31, 2015, to June 30, 2016. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party

The feasibility evaluation allowed Intuitive Surgical to test and evaluate the Company’s microcutter technology. The six-month feasibility evaluation of the Company’s microcutter technology was completed successfully and Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System, and the Company and Intuitive Surgical entered into a joint development program in which Intuitive Surgical will be responsible for the development work on the stapler and the Company will be responsible for the development work on the stapler cartridge. Pursuant to the agreement, the Company will receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales.

The Company determined that there were two substantive deliverables under the amended license agreement representing separate units of accounting: license rights to technology that existed as of December 30, 2015; and license rights to technology that may be developed over the following two years. The $2.0 million payment from the amended license agreement was aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes, which approximates fair value based on Level 3 unobservable inputs. Based upon the relative estimated selling prices of the deliverables, $1.4 million of the total consideration of $2.0 million was allocated to the license rights to technology that existed as of December 30, 2015, that was recognized as revenue in the three months ended March 31, 2016, and $0.6 million was allocated to technology that may be developed over the following two years that was being recognized as revenue ratably over that two year period. As of June 30, 2016, the Company recognized a total of $1.5 million of license and development revenue and as of June 30, 2016, the Company had a deferred revenue of $0.5 million related to this amended license agreement.

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

The Company made interest payments of $0.2 million for each of the fiscal years ended June 30, 2016, 2015 and 2014. The interest payable at June 30, 2016 and 2015, was $50,000 and $50,000, respectively, and included in other accrued liabilities in the accompanying balance sheets.

In August 2016, Century asserted that the Company had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.6 million as of June 30, 2016.

The Company does not agree with Century’s assertions as the Company believes it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. The Company is currently in discussions with Century to resolve this matter. The Company does not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, the Company has not changed the classification of the note as a noncurrent liability as of June 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, the Company has not accelerated amortization of the remaining note discount ($0.9 million at June 30, 2016).

Note 8. Stockholders’ Equity

As of June 30, 2016 and June 30, 2015, the total number of shares that the Company is authorized to issue is 130,000,000 shares, with 125,000,000 shares designated as common stock and 5,000,000 shares designated as preferred stock.

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

In April 2014, the Company sold 3,737,500 shares of its common stock at $8.50 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of its common stock at a conversion rate of 10 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and their affiliates would own more than 9.98% of the total number of shares of the Company’s common stock then outstanding unless the holder gives the Company at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to the Company were approximately $44.6 million. For fiscal year ended June 30, 2014, the Company recorded a deemed dividend of $1.9 million related to beneficial conversion feature of series A convertible preferred stock. A one-time beneficial conversion charge was due to the difference between the common stock price and conversion price on the closing date of the Company’s public offering in April 2014.

On August 3, 2011, the Company entered into the At The Market Issuance Sales Agreement (the “ATM Agreement”) with McNicoll, Lewis & Vlak LLC (“MLV”), which provided for the sale of the Company’s common stock through MLV as the Company’s sales agent. The ATM Agreement expired on August 2, 2014. During the fiscal years ended June 30, 2014 and 2013, the Company received net proceeds of $0.4 million and $0.7 million, respectively, from the sale of an aggregate of 43,916 and 41,409 shares of common stock through MLV, respectively. During the fiscal years ended June 30, 2016 and 2015, the Company did not sell any shares of common stock through MLV.

Preferred Stock

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. The Company can determine the number of shares constituting any series and the designation of such series and the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences and sinking fund terms, any or all of which may be greater than the rights of common stock. The issuance of the preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change in control of the Company or other corporate action. As of June 30, 2016, the Company had designated 250,000 shares of preferred stock as series A convertible preferred stock, and there were 191,474 shares of series A convertible preferred stock issued and outstanding. For the fiscal year ended June 30, 2014, the Company recorded a deemed dividend of $1.9 million related to beneficial conversion feature of series A convertible preferred stock. A one-time beneficial conversion charge was due to the difference between the common stock price and conversion price on the closing date of the Company’s public offering in April 2014.

Each share of Series A preferred stock is convertible into 10 shares of the Company’s common stock at any time at the option of the holder, provided that the holder will be prohibited from converting Series A preferred stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding, unless the holder gives us at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of the Company’s common stock then issued and outstanding. In the event of the Company’s liquidation, dissolution, or winding up, holders of the Company’s Series A preferred stock will share ratably with the holders of the Company’s common stock on an as-if-converted basis. Shares of Series A preferred stock will generally have no voting rights, except as required by law and except that the consent of holders of a majority of the outstanding Series A Preferred Stock will be required to alter or change adversely the powers, preferences or rights given to the Series A preferred stock (an increase the number of authorized shares of Series A preferred stock shall not constitute an adverse change) or enter into any agreement to do so. Shares of Series A Preferred Stock will not be entitled to receive any dividends, unless a cash dividend is declared by the Company’s board of directors to be paid to the holders of common stock, in which case the holders of Series A Preferred Stock will be entitled to receive a cash dividend equal to the amount of dividends declared on the common stock on an as-if-converted basis.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

June 30, 2016
Stock options and RSUs outstanding	1,542,993
Shares available for grant under stock option plan	35,652
Shares reserved for issuance upon conversion of Series A Preferred	1,914,740
Warrants for common stock	—
3,493,385

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

In October 2005, the Company’s Board of Directors adopted, and in December 2005 the stockholders approved, the 2005 Equity Incentive Plan, as amended (the “2005 Plan”). Pursuant to a series of amendments, a total of 1,140,000 shares of common stock have been reserved for issuance under the 2005 Plan as of the termination date. In October 2015, the Company terminated all remaining unissued shares under the 2005 Plan. Although the 2005 Plan terminated, all outstanding options thereunder will continue to be governed by their existing terms.

On May 20, 2015, the Board of Directors of the Company adopted the Dextera Surgical Inc., Inducement Plan pursuant to which the Company reserved 40,000 shares for issuance under the Inducement Plan. The only persons eligible to receive grants of Stock Awards under Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1 – that is, generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company. A “Stock Award” is any right to receive the Company common stock granted under the Plan, including a nonstatutory stock option, a restricted stock award, a restricted stock unit award, a stock appreciation right, or any other stock award. At June 30, 2016, the Company reserved 529,116 shares for issuance under the Inducement Plan.

On May 20, 2015, the Company’s new vice president of operations, was granted a stock option to purchase 40,000 shares of the Company common stock pursuant to the Inducement Plan.

On October 15, 2015, the Company’s new president and chief executive officer, was granted a stock option to purchase 489,116 shares of the Company common stock pursuant to the Inducement Plan.

In November 2015, the Company’s Board of Directors adopted, and in January 2016 the stockholders approved, the 2016 Equity Incentive Plan, as amended (the “2016 Plan”). A total of 711,992 shares of common stock have been reserved for issuance under the 2016 Plan as of June 30, 2016.

Stock awards granted under the 2016 Plan may either be incentive stock options, nonstatutory stock options, stock appreciation rights or rights to acquire restricted or performance stock. Incentive stock options may be granted to employees with exercise prices of no less than the fair value of the common stock on the date of grant, as determined by the Board of Directors, and nonstatutory options may be granted to employees, directors or consultants at exercise prices of no less than the fair value. If, at the time the Company grants an option, the awardee directly or by attribution owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company, the option price shall be at least 110% of the fair value and shall not be exercisable more than five years after the date of grant. Options may be granted with vesting terms as determined by the Board of Directors. Options expire no more than 10 years after the date of grant, or earlier if employment is terminated.

Award activity under all Plans is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share

Balance at June 30, 2013	147,519	393,590	$24.26
Shares reserved	100,000	—	—
Restricted stock awards granted	(9,266)	—	—
Options granted	(194,450)	194,450	11.83
Options forfeited	27,888	(27,888)	39.36
Balance at June 30, 2014	71,691	560,152	$19.39
Shares reserved	540,000	—	—
Restricted stock awards granted	(29,000)	—	—
Options granted	(250,961)	250,961	6.90
Options forfeited	355,534	(355,534)	14.46
Balance at June 30, 2015	687,264	455,579	$16.48
Shares reserved	409,132	—	—
Options granted	(1,249,956)	1,249956	2.84
Options forfeited	189,212	(189,212)	24.32
Balance at June 30, 2016	35,652	1,516,323	$4.33

The following table summarizes information about options outstanding, vested and exercisable at June 30, 2016:

Options Outstanding						Options exercisable
Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share

$2.79	–	$2.79	68,300	6.87	2.79	1,770	2.79
$2.80	–	$2.80	1,090,156	7.88	2.80	81,367	2.80
$3.50	–	$38.20	357,867	4.43	9.30	218,330	11.43

Total outstanding			1,516,323	7.02	$4.33	301,467	$9.05
Options vested and expected to vest			1,324,625	7.00	$4.52

The weighted average remaining contractual life for all currently exercisable options as of June 30, 2016, was 4.62 years. The aggregate intrinsic value as of June 30, 2016, of all outstanding options was $0, options vested and expected to vest was $0 and options exercisable was $0. The aggregate intrinsic value as of June 30, 2015, of all outstanding options was $53,000, options vested and expected to vest was $43,000 and options exercisable was $0.

The weighted-average estimated grant date fair value of options granted to employees and directors during fiscal years 2016, 2015 and 2014 was $2.93, $3.67 and $8.00 per share, respectively. There were no options exercised during fiscal years 2016, 2015 and 2014. The fair value of all stock options actually vesting in fiscal years 2016, 2015 and 2014 was $0, $568,000 and $528,000, respectively.

Restricted Stock Units and Awards

The following table summarizes information about restricted stock activity.

Shares
Non-vested restricted stock at June 30, 2013	4,600
Awarded	9,266
Vested	(12,266)
Forfeited	—
Non-vested restricted stock at June 30, 2014	1,600
Awarded	29,000
Vested	(1,600)
Forfeited	(10,000)
Non-vested restricted stock at June 30, 2015	19,000
Awarded	40,000
Vested	(32,330)
Forfeited	—
Non-vested restricted stock at June 30, 2016	26,670

The aggregate intrinsic value as of June 30, 2016, of all non-vested restricted stock awards was $48,000, and awards expected to vest was $43,000.

The estimated grant date fair value of awards granted during fiscal years 2016, 2015 and 2014, was $4.75, $11.40 and $11.48 per share, respectively. The intrinsic value of all awards granted during fiscal years 2016, 2015 and 2014 was $190,000, $330,000 and $106,000, respectively. The fair value of all stock awards actually vesting in fiscal years 2016, 2015 and 2014 was $88,000, $19,000 and $165,000, respectively.

The fair value of each restricted stock award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units and awards is recognized over the requisite service period as adjusted for estimated forfeitures.

Warrants

The Company’s warrants to purchase 399,121 shares of common stock expired in September 2014.

Note 9 – Reductions in Force

During the fiscal year 2015, the Company reduced its workforce by 24 positions to conserve cash and to match its use of cash with its stage of development. The Company’s decision to engage in the corporate restructurings and layoffs resulted from the necessary improvements required for the MicroCutter 5/80. As a result, the Company recorded a restructuring charge of $0.3 million for severance and other benefits which was fully paid during the fiscal year 2015. The charges were included in all departmental expenses.

Note 10. Income Taxes

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts unused for income tax purposes. Significant components of the Company’s deferred tax assets are as follows (in thousands):

	June 30,
	2016	2015
Net operating loss carry-forwards	$68,914	$62,457
Research credits	3,891	3,448
Fixed asset depreciation	48	31
Stock compensation	393	546
Deferred revenue	151	158
Other	1,123	885
Total deferred tax assets	74,520	67,525
Valuation allowance	(74,520)	(67,525)
Net deferred tax assets	$—	$—

Realization of the deferred tax assets is dependent upon future income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $6.9 million, $6.9 million and $4.4 million during fiscal years ended June 30, 2016, 2015 and 2014, respectively.

As of June 30, 2016, the Company had federal net operating loss carry-forwards and research and development tax credit carry-forwards of approximately $189.8 million and $3.6 million, respectively. The net operating loss carry-forwards begin to expire in the fiscal year 2018. The federal credits begin to expire in fiscal year 2021 if not utilized. Additionally, the Company’s state net operating loss carry-forwards of approximately $127.4 million begin to expire in the fiscal year 2017 and the Company has state research and development tax credit carry-forwards of $4.2 million. The California state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credits begin to expire in fiscal year 2024.

Included in the valuation allowance balance as of June 30, 2016, is $0.2 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the Statement of Operations.

The reconciliation of income tax benefits attributable to the net loss computed at the U.S. federal statutory rates to the income tax benefit recorded (in thousands):

	Fiscal Year Ended June 30,
	2016	2015	2014
Tax benefit at U.S. statutory rate	$5,449	$(6,520)	$(5,768)
Loss for which no tax benefit is currently recognizable	(5,606)	6,341	5,584
Stock based compensation	140	160	164
Other, net	17	19	20
	$—	$—	$—

Utilization of the net operating loss carry-forwards and credit carry-forwards may be subject to a substantial annual limitation due to the limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and similar state provisions. In the fiscal year ended June 30, 2010, the Company completed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry-forwards and credit carry-forwards attributable to periods before the change. Any subsequent ownership changes could further limit the use of net operating losses and credits. The Company concluded that approximately $4.9 million of federal net operating loss carry-forwards, $1.5 million of federal credit carry-forwards, $122,000 of California state credit carry-forwards and approximately $19.5 million of California state net operating loss carry-forwards are significantly limited to offset future income, if any. However, the Company issued additional shares in fiscal years 2011 through 2014, that may have triggered another ownership change. A Section 382 study to determine the impact of these issuances has not been performed. If a change in ownership was triggered, the net operating loss carry-forwards and credit carry-forwards included in the Deferred Tax Assets could be further limited. The reductions are reflected in the carry-forward amounts included above.

At June 30, 2016, the Company had unrecognized tax benefits of $1.3 million, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at June 30, 2013	$939
Additions based on tax positions related to current year	74
Balance at June 30, 2014	1,013
Additions based on tax positions related to prior years	26
Additions based on tax positions related to current year	82
Balance at June 30, 2015	1,121
Additions based on tax positions related to prior years	56
Additions based on tax positions related to current year	79
Balance at June 30, 2016	$1,256

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2016. The tax years 1998 through 2015 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

Note 11. Employee Benefit Plan

In January 2001, the Company adopted a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees. Employees may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations. The Company may make discretionary contributions as determined by the Board of Directors. No amount was contributed by the Company to the plan during fiscal years ended June 30, 2016, 2015 or 2014.

Note 12. Indemnification

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third-party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third-party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum potential amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s consolidated balance sheets as of June 30, 2016 or 2015, as there are no amounts currently estimable and probable of payment.

Note 13. Consolidated Financial Information by Quarter

Consolidated Financial Information by Quarter (unaudited)

Fiscal Year 2016:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Total net revenue	$755	$700	$1,886	$714
Gross profit (loss) on product sales (1)	(286)	(206)	(453)	(423)
Net loss	(4,642)	(4,087)	(3,027)	(4,231)
Basic and diluted net loss per common share	(0.52)	(0.46)	(0.34)	(0.47)
Shares used in computing basic and diluted net loss per common share	8,896	8,901	8,916	8,928

Fiscal Year 2015:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(In thousands, except per share data)
Total net revenue	$1,068	$657	$564	$701
Gross profit (loss) on product sales (1)	(582)	(305)	(259)	(167)
Net loss	(5,065)	(5,442)	(4,824)	(3,851)
Basic and diluted net loss per common share	(0.57)	(0.61)	(0.54)	(0.44)
Shares used in computing basic and diluted net loss per common share	8,895	8,895	8,896	8,896
(1)	Gross profit is computed as total net product sales less cost of product sales.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of June 30, 2016.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2016, based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2016 annual meeting of stockholders, or 2016 Proxy Statement, which information is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors— Audit Committee” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating Committee” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2016 Proxy Statement, which information is incorporated herein by reference. A copy of our code of business conduct and ethics can be found on our website, www.dexterasurgical.com in the “USA” section titled “About” by clicking on “Investors/Media” and selecting the subsection titled “Corporate Governance” and then “Governance Highlights.” The contents of our website are not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

Reference is made to the information to be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2016 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information to be included under the heading “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information to be included under the headings “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” in our 2016 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the information to be included under the heading “Principal Accountant Fees and Services” in our 2016 Proxy Statement, which information is incorporated herein by reference.

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

Dextera Surgical Inc.
Registrant

October 12, 2016	/s/ Robert Y. Newell
Date	Robert Y. Newell Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Julian Nikolchev and Robert Y. Newell, as his true and lawful attorney-in-fact and agent, with full power of substitution for him, and in his name in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, and any of them or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Julian Nikolchev	President, Chief Executive Officer and Director	October 12, 2016
Julian Nikolchev	(Principal Executive Officer)

/s/ Robert Y. Newell	Chief Financial Officer	October 12, 2016
Robert Y. Newell	(Principal Financial and Accounting Officer)

/s/ michael a. bates	Director	October 12, 2016
Michael A. Bates

/s/ thomas a. afzal	Director	October 12, 2016
Thomas A. Afzal

/s/ Gregory D. Casciaro	Director	October 12, 2016
Gregory D. Casciaro

/s/ R. Michael Kleine	Director	October 12, 2016
R. Michael Kleine

/s/ Samuel E. Navarro	Director	October 12, 2016
Samuel E. Navarro

/s/ William H. Younger, Jr.	Director	October 12, 2016
William H. Younger, Jr.

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.1	02/17/2016
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	000-51772		06/21/2016
3.9	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Reference is made to Exhibits 3.1 to 3.9 above.
4.2	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	1997 Equity Incentive Plan and forms of related agreements and documents. +	S-1	333-129497	10.1	11/04/2005
10.2	2005 Equity Incentive Plan. +	8-K	000-51772	10.1	12/12/2014
10.3	Form of Option Agreement under the Cardica, Inc. 2005 Equity Incentive Plan+	10-K	000-51772	10.3	09/25/2014
10.4	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement. +	8-K	000-51772	10.26	02/20/2009
10.5	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.	S-1	333-129497	10.5	11/04/2005
10.6	Second Amendment to Office Lease Agreement, executed and delivered in December 2007 effective November 19, 2007.	8-K	000-51772	10.1	12/05/2007
10.7	Third Amendment to Office Lease, dated November 17, 2009, by and between Cardica, Inc., and HCP LS REDWOOD CITY, LLC (f/k/a Slough Redwood City, LLC).	10-Q	000-51772	10.29	11/15/2010
10.8	Fourth Amendment to Lease dated November 11, 2010	8-K	000-51772	10.30	11/16/2010

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.9	Fifth Amendment to Lease dated November 24, 2014.	10-Q	000-51772	10.2	02/10/2015
10.10	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003. †	S-1	333-129497	10.6	12/20/2005
10.11	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.6.1	04/05/2007
10.12	Amendment No. 2 to Distribution Agreement, dated June 13, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	10-K	000-51772	10.7	09/24/2010
10.13	Amendment No. 3 to Distribution Agreement, dated January 24, 2008, by and between Cardica, Inc. and Century Medical, Inc.	10-K	000-51772	10.8	09/24/2010
10.14	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.8.1	04/07/2010
10.15	Fifth Amendment to Distribution Agreement, dated as of July 1, 2014, by and between Cardica, Inc. and Century Medical, Inc. †	10-K	000-51772	10.14	09/25/2014
10.16	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.36	11/09/2011
10.17	Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.37	11/09/2011
10.18	Security Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.38	11/09/2011
10.19	Form of Secured Promissory Note to Century Medical	10-Q	000-51772	10.39	11/09/2011
10.20	Letter Agreement, dated as of July 1, 2014, extending the term of the Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc.	10-K	000-51772	10.19	09/25/2014
10.21	Compensation Information for named executive officers for fiscal 2014. +	8-K	000-51772	Item 5.02	07/18/2014
10.22	Cardica, Inc. Non-Employee Director Compensation. +	10-Q	000-51722	10.2	02/10/2016
10.23	Benefit Agreement with Bernard Hausen, M.D., Ph.D. +	S-1	333-129497	10.4	02/01/2006
10.24	Cardica, Inc. Change in Control and Severance Benefit Plan. +	8-K	000-51772	10.25	02/18/2009
10.25	Cardica, Inc. Executive Performance Bonus Plan. +	8-K	000-51772	10.1	07/24/2015
10.26	Cardica, Inc. Inducement Plan. +	10-Q	000-51722	10.5	11/12/2015

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.27	License Agreement, dated August 16, 2010, by and between Cardica , Inc., and Intuitive Surgical Operations, Inc. †	10-K	000-51722	10.28	09/24/2010
10.28	Amendment to License Agreement and Potential Development Agreement, dated as of December 30, 2015, between Cardica, Inc. and Intuitive Surgical Operations, Inc. †	10-Q	000-51722	10.6	02/10/2016
10.29	Cardica, Inc. 2016 Equity Incentive Plan +	8-K	000-51722	10.1	02/02/2016
10.30	Employment Agreement, dated October 2, 2015, with Julian Nikolchev +	10-Q	000-51722	10.1	11/12/2015
10.31	Separation Agreement with Bernard Hausen, dated September 16, 2015 +	10-Q	000-51722	10.4	11/12/2015
10.32	Employment Agreement, dated October 28, 2015, with Thomas J. Palermo +	10-Q	000-51722	10.5	02/10/2016
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of chief executive officer.					X
31.2	Certification of chief financial officer.					X
32.1	Section 1350 Certification					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for, or grant of, confidential treatment.
+	Indicates management contract or compensatory plan.