Form 10-Q
period 2016-09-30
DEXTERA SURGICAL INC
filed 2016-11-10
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

On October 31, 2016, there were 8,927,830 shares of common stock, par value $0.001 per share, of Dextera Surgical Inc. outstanding.

DEXTERA SURGICAL INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at September 30, 2016, and June 30, 2016	3

b. Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015	4

c. Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2016 and 2015	5

d. Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A. Risk Factors	29

Item 6. Exhibits	47

SIGNATURES	48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$3,295	$3,626
Short-term investments	5,677	9,090
Accounts receivable, net	449	313
Inventories	1,293	1,063
Prepaid expenses and other current assets	199	318
Total current assets	10,913	14,410

Property and equipment, net	1,044	1,178
Restricted cash	104	104
Total assets	$12,061	$15,692

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$760	$766
Accrued compensation	711	739
Other accrued liabilities	531	517
Current portion of deferred revenue	601	569
Total current liabilities	2,603	2,591

Deferred revenue, net of current portion	2,441	2,499
Note payable, net of discount	3,207	3,124
Other non-current liabilities	184	196
Total liabilities	8,435	8,410

Commitments and contingencies (Note 9)

Stockholders' equity: (1)
Preferred stock, $0.001 par value: 5,000,000 shares authorized; 191,474 shares issued and outstanding at September 30, 2016, and June 30, 2016	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized; 8,934,452 shares issued and 8,927,830 shares outstanding at September 30, 2016, and June 30, 2016	9	9
Additional paid-in capital	196,654	196,355
Treasury stock at cost (6,622 shares at September 30, 2016, and June 30, 2016)	(596)	(596)
Accumulated comprehensive loss	(4)	(4)
Accumulated deficit	(209,651)	(205,696)
Total stockholders' equity	3,626	7,282
Total liabilities and stockholders' equity	$12,061	$15,692

(1) All per share amounts and shares of Dextera Surgical common stock issued and outstanding for all periods have been retroactively adjusted to reflect Dextera Surgical’s one-for-ten reverse stock split of its common stock, which was effective February 17, 2016.

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended
	September 30,
	2016	2015
Net revenue:
Product sales, net	$427	$737
License and development revenue	26	—
Royalty revenue	14	18
Total net revenue	467	755

Operating costs and expenses:
Cost of product sales	515	1,023
Research and development	1,768	1,616
Selling, general and administrative	2,019	2,657
Total operating costs and expenses	4,302	5,296

Loss from operations	(3,835)	(4,541)

Interest income	14	13
Interest expense	(133)	(120)
Other income (expense), net	(1)	6
Net loss	$(3,955)	$(4,642)
Basic and diluted net loss per share(1)	$(0.44)	$(0.52)

Shares used in computing basic and diluted net loss per
Share(1)	8,928	8,896

(1) All per share amounts and shares of Dextera Surgical common stock issued and outstanding for all periods have been retroactively adjusted to reflect Dextera Surgical’s one-for-ten reverse stock split of its common stock, which was effective February 17, 2016.

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended
	September 30,
	2016	2015
Net loss	$(3,955)	$(4,642)
Changes in market value of investments:
Change in unrealized gain on short-term investments, net of tax	—	3
Comprehensive loss	$(3,955)	$(4,639)

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended
	September 30,
	2016	2015
Operating activities:
Net loss	$(3,955)	$(4,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	160	301
Amortization of premiums on marketable securities	9	50
Stock-based compensation expense	299	135
Non-cash interest expense	83	70
Changes in operating assets and liabilities:
Accounts receivable, net	(136)	(74)
Prepaid expenses and other current assets	119	67
Inventories	(230)	219
Accounts payable and other accrued liabilities	(4)	333
Deferred revenue	(26)	—
Accrued compensation	(28)	452
Net cash used in operating activities	(3,709)	(3,089)

Investing activities:
Purchases of property and equipment	(26)	(124)
Proceeds from maturities of investments	4,000	7,608
Purchases of investments	(596)	(3,607)
Net cash provided by investing activities	3,378	3,877

Net increase (decrease) in cash and cash equivalents	(331)	788
Cash and cash equivalents at beginning of period	3,626	8,264
Cash and cash equivalents at end of period	$3,295	$9,052

Supplemental disclosure of cash flow information:
Interest paid	$50	$50

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

 Dextera Surgical Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc., and on June 19, 2016, changed its name to Dextera Surgical Inc. The Company is commercializing and developing the MicroCutter 5/80™ stapler based on its proprietary “staple-on-a-strip” technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The Company rebranded the latest version of its MicroCutter XCHANGE® 30 combo device as Dextera MicroCutter 5/80 stapler, which is currently commercially available, is a cartridge-based microcutter device with a 5 millimeter shaft diameter, 80 degrees of articulation, and a 30 millimeter staple line cleared for specified indications for use in the United States and in the European Union, or EU, for a broader range of specified indications of use. The Company previously had additional products in development, including the MicroCutter XCHANGE® 45, a cartridge-based microcutter device with an 8 millimeter shaft and a 45 millimeter staple line, and the MicroCutter FLEXCHANGE™ 30, a cartridge-based microcutter device with a flexible shaft to facilitate endoscopic procedures requiring cutting and stapling; however, the Company suspended development of these additional potential products to focus solely on development of the first MicroCutter XCHANGE 30, and now the MicroCutter 5/80.

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 (where the Company uses the term “MicroCutter XCHANGE 30” herein, the Company refers to earlier versions of the MicroCutter XCHANGE 30, not the latest version that the Company rebranded as the MicroCutter 5/80) and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue reload in January 2014, and for the white reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in medium thickness tissue, and the white reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended its controlled commercial launch in November 2014, as the Company shifted its focus to improved performance based on surgeons’ feedback. In April 2015, the Company resumed its controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white reloads. In November 2015, the Company issued a voluntary withdrawal of the MicroCutter XCHANGE 30 blue cartridges from the market, and continued to sell the MicroCutter XCHANGE 30 device solely for use with the white cartridge. While the Company continues this controlled commercial launch, the Company’s goal was to complete product improvements on the MicroCutter 5/80 which accommodates thicker tissue by enabling deployment of both white and blue reloads. The Company has since ceased the production of the MicroCutter XCHANGE 30, and is focusing on producing and selling the MicroCutter 5/80. To further expand the use of the MicroCutter 5/80, the Company submitted 510(k) Premarket Notifications to the FDA to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, the Company conducted its evaluation of the MicroCutter 5/80, that deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through initial market preference testing to validate clinical benefits prior to broadening its commercial launch. The Company recently completed its market preference testing of the MicroCutter 5/80 with approximately 55 procedures and 200 staple cartridge deployments with reliable, consistent performance and excellent hemostasis (stopping of the blood flow). Following its successful evaluation of the MicroCutter 5/80, the Company plans to expand its commercial launch to a select group of customers in the U.S. and Europe. The Company is currently conducting the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and the Company plans to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe.

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

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the microcutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through September 30, 2016, the Company generated $1.8 million of net product revenues from the commercial sales of the microcutter products.

For the three months ended September 30, 2016, the Company generated net revenue of $0.5 million, including $0.4 million from the sale of automated anastomotic systems, $56,000 from commercial sales of the microcutter products, $26,000 from license and development revenue and $14,000 of royalty revenue.

 Need for Additional Capital

Going Concern

The Company has incurred cumulative net losses of $209.7 million through September 30, 2016, and negative cash flows from operating activities and expects to incur losses for the next several years. As of September 30, 2016, the Company had approximately $9.0 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding.

The Company believes that the existing cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs to enable it to conduct its business substantially as currently conducted for at least the next six months, subject to the ultimate resolution of the following uncertainty.

In August 2016, Century asserted that the Company had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.7 million as of September 30, 2016.

The Company does not agree with Century’s assertions as the Company believes that it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. The Company is currently in discussions with Century to resolve this matter. The Company does not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, the Company has not changed the classification of the note as a noncurrent liability as of September 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, the Company has not accelerated amortization of the remaining note discount ($0.8 million at September 30, 2016). If the Company is required to repay the $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, this will reduce the period during which the existing cash, cash equivalents and short-term investments will be sufficient to meet the Company’s anticipated cash needs to less than three months from September 30, 2016, which would severely impair the Company’s ability to continue its business unless it is able to raise other funds to repay this debt.

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

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Its continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and its ability to raise financing. The Company’s plans may be adversely impacted if it fails to realize its assumed levels of revenues and expenses or savings from its cost reduction activities. However, there can be no assurance that the Company will be able to generate cash flows and raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect its ability to fund operations and continue as a going concern. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements which include the accounts of Dextera Surgical Inc. and its wholly-owned subsidiary in Germany. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of balances and results have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2016, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on October 12, 2016.

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

All shares of common stock, stock options, warrants to purchase common stock, the conversion rate of preferred stock and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the Reverse Split.

Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the current guidance by replacing the incurred loss model with a forward-looking expected loss model. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company will be evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended
	September 30,
	2016	2015
Risk-free interest rate	1.11%	0.71%	-	1.50%
Dividend yield	—		—
Weighted-average expected term (in years)	4.81	4.24	-	4.31
Expected volatility	74.9%	64.8%	-	65.8%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate on the date of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses for awards granted to employees under ASC 718 of $0.3 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively. The Company recorded stock-based compensation expenses for awards granted to non-employees under ASC 505-50 of $0 and $3,407 for the three months ended September 30, 2016 and 2015, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.8 million at September 30, 2016, and is expected to be recognized over a weighted average period of 3.6 years.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended
	September 30,
	2016	2015
Cost of product sales	$23	$18
Research and development	68	41
Selling, general and administrative	208	76
Total	$299	$135

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended
	September 30,
	2016	2015
Numerator:
Net loss	$(3,955)	$(4,642)
Denominator:
Denominator for basic and diluted net loss per share	8,928	8,896
Basic and diluted net loss per share	$(0.44)	$(0.52)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of September 30, 2016 and 2015, because their effect would be antidilutive (in thousands):

	As of September 30,
	2016	2015
Options to purchase common stock	1,488	463
Unvested restricted stock awards	27	53
Shares reserved for issuance upon conversion of Series A Preferred	1,915	1,915
Total	3,430	2,431

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,061	$—	$—	$2,061
Corporate debt securities	—	500	—	500
Short-term investments:
Corporate debt securities	—	5,677	—	5,677

Total assets at fair value	$2,061	$6,177	$—	$8,238

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,029	$—	$—	$3,029
Short-term investments:
Commercial paper	—	999	—	999
Corporate debt securities	—	8,091	—	8,091

Total assets at fair value	$3,029	$9,090	$—	$12,119

Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $0.7 million at September 30, 2016, and $0.6 million at June 30, 2016, were not included in the fair value hierarchy disclosure. As of September 30, 2016, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable and deferred revenue relating to Intuitive Surgical amended license agreement. As of September 30, 2016, the Company’s note payable and deferred revenue were reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk (See “Note 8 - Note Payable”) and the relative estimated selling prices of deliverables of the license rights with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes (See “Note 7 – Distribution, License, Development And Commercialization Agreements”).

 NOTE 5 – Available–for-Sale Securities

The Company held investments in marketable securities as of September 30, 2016, and June 30, 2016, with maturity dates of less than one year for short-term and greater than one year for long-term.

The Company’s investments consisted of the following (in thousands):

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$5,681	$—	$(4)	$5,677

Total	$5,681	$—	$(4)	$5,677

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper – Short-term	$999	$—	$—	$999
Corporate debt securities – Short-term	8,095	—	(4)	8,091

Total	$9,094	$—	$(4)	$9,090

The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of September 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	September 30, 2016
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$5,677	$(4)	$—	$—	$5,677	$(4)
Total	$5,677	$(4)	$—	$—	$5,677	$(4)

	June 30, 2016
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$8,091	$(4)	$—	$—	$8,091	$(4)
Total	$8,091	$(4)	$—	$—	$8,091	$(4)

The Company reviews investments for other-than-temporary impairment. It was determined that unrealized losses at September 30, 2016 and June 30, 2016, are temporary in nature, because the changes in market value for these securities resulted from the fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that any losses will be immaterial.

The following table summarizes contractual underlying maturities of the Company’s available-for-sale investments at September 30, 2016 (in thousands):

	September 30, 2016
	Due one year or less
Marketable Securities:	Cost	Fair Value
Corporate debt securities	$5,681	$5,677
Total	$5,681	$5,677

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	September 30, 2016	June 30, 2016
Raw materials	$806	$698
Work in progress	187	133
Finished goods	300	232
Total	$1,293	$1,063

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The timing of the repayment of the principal is subject to an uncertainty because in August 2016, Century asserted that the Company had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.7 million as of September 30, 2016. Please see additional details related to this in Note 8.

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

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cashflows using a discount rate of 18%, which the Company estimated a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan which had not occurred as of September 30, 2016.

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

As of September 30, 2016, and June 30, 2016, the balance of the loan was $3.2 million and $3.1 million net of debt issuance costs of $0.8 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

      For the three months ended September 30, 2016 and 2015, sales of automated anastomosis systems to Century accounted for approximately 16% and 22%, of the Company’s total product sales. As of September 30, 2016, and June 30, 2016, Century accounted for approximately 15% and 33%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the fiscal year ended June 30, 2011, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the fiscal years ended June 30, 2016, 2015 and 2014, related to this arrangement were $0, $0 and $41,000, respectively. The Company has fully recognized such revenue, and as of June 30, 2015 and 2016, no deferred revenue related to this arrangement.

On December 31, 2015, the Company and Intuitive Surgical amended the license agreement, which was initially signed in August 2010, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems. Under the terms of the amendment, Intuitive Surgical paid a one-time, non-refundable and non-creditable payment of $2.0 million to extend its rights to improvements in the Company’s stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period from December 31, 2015, to June 30, 2016. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party

The feasibility evaluation allowed Intuitive Surgical to test and evaluate the Company’s microcutter technology. The six-month feasibility evaluation of the Company’s microcutter technology was completed successfully in August 2016, and Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System, and the Company and Intuitive Surgical entered into a joint development program in which Intuitive Surgical will be responsible for the development work on the stapler and the Company will be responsible for the development work on the stapler cartridge. Pursuant to the agreement, the Company will receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales.

The Company determined that there were two substantive deliverables under the amended license agreement representing separate units of accounting: license rights to technology that existed as of December 30, 2015; and license rights to technology that may be developed over the following two years. The $2.0 million payment from the amended license agreement was aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes, which approximates fair value based on Level 3 unobservable inputs. Based upon the relative estimated selling prices of the deliverables, $1.4 million of the total consideration of $2.0 million was allocated to the license rights to technology that existed as of December 30, 2015, that was recognized as revenue in the three months ended March 31, 2016, and $0.6 million was allocated to technology that may be developed over the following two years that was being recognized as revenue ratably over that two year period. As of September 30, 2016, the Company recognized a total of $1.5 million of license and development revenue and as of September 30, 2016, the Company had a deferred revenue of $0.5 million related to this amended license agreement.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the three months ended September 30, 2016 or 2015.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of September 30, 2016, and June 30, 2016.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 8 – NOTE PAYABLE

In connection with the Distribution Agreement with Century (see Note 7), the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million, which amount was received in the fiscal year ended June 30, 2012, and the secured note purchase agreement was amended effective July 1, 2014, to extend the principal due date by two years.  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. This note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The debt issuance discount of approximately $2.1 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property, until the note is repaid. There are no covenants associated with this debt.

In August 2016, Century asserted that the Company had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.7 million as of September 30, 2016.

The Company does not agree with Century’s assertions as the Company believes it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. The Company is currently in discussions with Century to resolve this matter. The Company does not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, the Company has not changed the classification of the note as a noncurrent liability as of September 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, the Company has not accelerated amortization of the remaining note discount ($0.8 million at September 30, 2016).

As of September 30, 2016, and June 30, 2016, the balance of the loan was $3.2 million and $3.1 million net of debt issuance costs of $0.8 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

 NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance was recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed consolidated balance sheet as of September 30, 2016, and June 30, 2016, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of September 30, 2016, including the Second Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2017 (remaining nine months)	$754
2018	1,032
2019	173
Total minimum lease payments	$1,959

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

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this report, and with our financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2016, which was filed with the Securities and Exchange Commission on October12, 2016.

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

In March 2012, we completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 (where we use the term “MicroCutter XCHANGE 30” we refer to earlier versions of the MicroCutter XCHANGE 30, not the latest version we rebranded as the MicroCutter 5/80) and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. We received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and MicroCutter XCHANGE 30 blue cartridge reload in January 2014, and for the MicroCutter XCHANGE 30 white cartridge reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in medium thickness tissue, and the white reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in thin tissue. In March 2014, we made our first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended our controlled commercial launch in November 2014 as we shifted our focus to improved performance based on surgeons’ feedback. In April 2015, we resumed our controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white reloads. In November 2015, we issued a voluntary withdrawal of the MicroCutter XCHANGE 30 blue cartridges from the market, and continued to sell the MicroCutter XCHANGE 30 device solely for use with the white cartridge. While we continued this controlled commercial launch, our goal was to complete product improvements on the MicroCutter 5/80 which accommodates thicker tissue by enabling deployment of both white and blue reloads. We have since ceased the production of the MicroCutter XCHANGE 30, and are focusing on producing and selling the MicroCutter 5/80. To further expand the use of the MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, we conducted our evaluation of the MicroCutter 5/80, that deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through market preference testing to validate clinical benefits prior to broadening our commercial launch. We recently completed our market preference testing of the MicroCutter 5/80 with approximately 55 procedures and 200 staple cartridge deployments with reliable, consistent performance and excellent hemostasis (stopping of the blood flow). Following our successful evaluation of the MicroCutter 5/80, we plan to expand our commercial launch to a select group of customers in the U.S. and Europe. We are conducting the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and we plan to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe.

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

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of September 30, 2016, more than 15,000 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of September 30, 2016, more than 45,100 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the microcutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through September 30, 2016, we have generated $1.8 million of net product revenues from the commercial sales of the microcutter products.

For the three months ended September 30, 2016, we generated net revenue of $0.5 million, including $0.4 million from the sales of automated anastomotic systems, $56,000 from commercial sales of the microcutter products, $26,000 of license and development revenue and $14,000 of royalty revenue, and incurred a net loss of $4.0 million.

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

As of September 30, 2016, we had approximately $9.0 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding. In April 2014, we sold 3,737,500 shares of our common stock at $8.50 per share, and 191,474 shares of Series A Convertible Preferred Stock at $85 per share. The Series A convertible preferred stock is non-voting and is convertible into shares of our common stock at a conversion rate of 10 shares of common stock for each share of Series A convertible preferred stock, provided that conversion will be prohibited if, as a result, the holder and its affiliates would own more than 9.98% of the total number of shares of the our common stock then outstanding unless the holder gives us at least 61 days prior notice of an intent to convert into shares of common stock that would cause the holder to own more than 9.98% of the total number of shares of common stock then issued and outstanding. Net proceeds from the financing to us were approximately $44.6 million.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next six months, subject to the ultimate resolution of the following uncertainty.

On September 2, 2011, in connection with signing a distribution agreement with Century, we entered into a secured note purchase agreement pursuant to which Century loaned us an aggregate of $4.0 million, with the principal originally due on September 30, 2016, subject to certain conditions. Effective on July 1, 2014, the principal due date was extended to September 30, 2018.

In August 2016, Century asserted that we had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.7 million as of September 30, 2016.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. We are currently in discussions with Century to resolve this matter. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of September 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.8 million at September 30, 2016). If we are required to repay our $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, this will reduce the period during which our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs, to less than three months from September 30, 2016, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt.

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

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. However, there can be no assurance that we will be able to generate cash flows and raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations and continue as a going concern. These matters raise substantial doubt about our ability to continue in existence as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the Distribution Agreement, with Century, with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement entered into at the time of the Distribution Agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions, which principal due date was extended to September 30, 2018, effective July 1, 2014.   Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The timing of the repayment of the principal is subject to an uncertainty because in August 2016 Century asserted that we had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.7 million as of September 30, 2016.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. We are currently in discussions with Century to resolve this matter. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of September 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.8 million at September 30, 2016). Please see additional details related to this uncertainty in the “Overview” above. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for microcutter products. After approval for marketing in Japan, we would sell microcutter units to Century, which would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to ours. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan which had not occurred as of September 30, 2016.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 124,954 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $0, $0 and $41,000 have been recorded as license and development revenue for the fiscal years ended June 30, 2016, 2015 and 2014, respectively, and there was no deferred revenue as of September 30, 2016, related to this arrangement.  There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

On December 31, 2015, we and Intuitive Surgical amended the license agreement, which was initially signed in August 2010, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems. Under the terms of the amendment, Intuitive Surgical paid a one-time, non-refundable and non-creditable payment of $2.0 million to extend its rights to improvements in our stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period from December 31, 2015 to June 30, 2016. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party.

The feasibility evaluation allowed Intuitive Surgical to test and evaluate our microcutter technology. The six-month feasibility evaluation of our microcutter technology was completed successfully in August 2016, and Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System, and we and Intuitive Surgical entered into a joint development program in which Intuitive Surgical will be responsible for the development work on the stapler and we will be responsible for the development work on the stapler cartridge. Pursuant to the agreement, we will receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales.

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

There were no significant changes to our critical accounting policies and significant judgments and estimates as set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission on October 12, 2016.

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

All shares of common stock, stock options, warrants to purchase common stock, the conversion rate of preferred stock and per share information presented in the condensed consolidated financial statements have been adjusted to reflect the Reverse Split on a retroactive basis for all periods presented and all share information is rounded down to the nearest whole share after reflecting the Reverse Split.

 Results of Operations

Comparison of the three months ended September 30, 2016 and 2015

   Net Revenue. Total net revenue was $0.5 million for the three months ended September 30, 2016, compared to $0.8 million for the same period in 2015. Product sales decreased by $0.3 million, or 42%, to $0.4 million for the three months ended September 30, 2016, compared to $0.7 million for the same period in 2015. The decrease in product sales for the three months ended September 30, 2016, was due to lower automated anastomotic systems and microcutter product sales, the latter of which was a result of our voluntary withdrawal of our blue cartridges from the market in November 2015.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue increased by $22,000 to $40,000 for the three months ended September 30, 2016, compared to $18,000 of royalty revenue for the same period in 2015. The increase was primarily attributable to the $26,000 of revenue recognized on the $2.0 million received under the Intuitive Surgical amended license agreement.

For the three months ended September 30, 2016 and 2015, sales of automated anastomosis systems to Century in Japan accounted for approximately 16% and 22%, respectively, of our total product sales. For the three months ended September 30, 2016 and 2015, sales of automated anastomosis systems to Herz-Und Diabeteszentrum in Germany accounted for approximately 19% and 11%, respectively, of our total product sales. For the three months ended September 30, 2016 and 2015, sales of automated anastomosis systems to University of Chicago in the U.S. accounted for approximately 11% and 7%, respectively, of our total product sales.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $0.5 million, or 50%, to $0.5 million for the three months ended September 30, 2016, compared to $1.0 million for the same period in 2015. The decrease in cost of product sales for the three months ended September 30, 2016, was primarily driven by the lower number of units sold for automated anastomotic systems and microcutter products.

We anticipate that cost of product sales will increase in absolute terms in the next few quarters, due to the planned commercialization of our microcutter product line.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense increased by $0.2 million, or 9%, to $1.8 million for the three months ended September 30, 2016, compared to $1.6 million for the same period in 2015. The increase was primarily attributable to higher staff levels and an increase in materials purchases, partially offset by lower clinical study expenses relating to the MicroCutter XCHANGE 30 expanded vascular indications use.

We anticipate that research and development expenses will increase slightly in absolute terms in the next few quarters due to clinical trial, product testing and tooling expenses related to the microcutter products development.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by $0.7 million, or 26%, to $2.0 million for the three months ended September 30, 2016, compared to $2.7 million for the same period in 2015. The decrease was attributable to lower severance expenses of $0.3 million, a decrease in professional outside services of $0.5 million relating to product marketing and legal services and a decrease in other expenses of $0.2 million, partially offset by higher demo and sample expenses of $0.2 million relating to the market preference testing of the MicroCutter 5/80 and higher non-cash stock compensation expenses of $0.1 million relating to market volatility and adjustments for terminated employees.

 We expect selling, general and administrative expense to increase slightly in absolute terms in the next few quarters as we increase our sales and marketing team to commercialize our microcutter products.

Interest Expense. Interest expense for the three months ended September 30, 2016, did not change materially compared to the same period in 2015. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Off-Balance Sheet Arrangements

      As of September 30, 2016, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of September 30, 2016, our accumulated deficit was $209.7 million and we had cash, cash equivalents and short-term investments of $9.0 million, with $4.0 million debt principal outstanding. As of June 30, 2016, we had cash, cash equivalents, and short-term investments of $12.7 million, with $4.0 million debt principal outstanding. We currently invest our cash, cash equivalents and short-term investments primarily in money market funds, commercial paper and corporate debt securities. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements

On September 2, 2011, we entered into a Distribution Agreement with Century, with respect to distribution of our planned microcutter products in Japan.  Additionally, under the terms of a secured note purchase agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due five years after the first draw by us under the agreement, subject to certain conditions, which principal due date was extended by two years to September 30, 2018, effective July 1, 2014. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter units to Century, who would then sell the microcutter devices to their customers in Japan.

Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note, as amended, bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million, and the additional $0.5 million due to the two years extension, were allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan which had not occurred as of September 30, 2016. In August 2013, Century filed for regulatory approval of our white and blue cartridge reloads with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for approval for the MicroCutter XCHANGE 30 with TUV Rheinland Japan Ltd, a registered third-party agency in Japan, and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 and reloads for marketing in Japan have been obtained, Century intends to wait until we release the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan.

In August 2016, Century asserted that we had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.7 million as of September 30, 2016. We do not agree with Century’s assertions and are currently in discussions with Century to resolve this matter.

Summary cash flow data is as follows (in thousands):

	Three months ended
	September 30,
	2016	2015
Net cash used in operating activities	$(3,709)	$(3,089)
Net cash provided by investing activities	3,378	3,877

      Our net use of cash in operating activities for the three months ended September 30, 2016, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line, an increase in accounts receivable of $0.1 million mainly related to products sold to a customer in Germany, and an increase in inventories of $0.2 million due to inventory management relating to product shortage for the MicroCutter 5/80 units for the market preference testing and MATCH registry. Our net use of cash in operating activities for the three months ended September 30, 2015, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and the improvements of the MicroCutter XCHANGE 30, and an increase in accounts receivable of $0.1 million related to higher product sales, partially offset by an increase in accrued compensation of $0.4 million related to severance expenses, an increase in accounts payable and accrued liabilities of $0.3 million in part related to market research analysis and legal services, and a decrease in inventories of $0.2 million due to lower sales production.

      Net cash provided by investing activities for the three months ended September 30, 2016, was mainly due to the net proceeds from the maturities of investments of $3.4 million. Net cash provided by investing activities for the three months ended September 30, 2015, was mainly due to the net proceeds from the maturities of investments of $4.0 million, offset by capital equipment purchases of $0.1 million mainly related to our microcutter design changes.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through at least the next six months, subject to the ultimate resolution of the uncertainty related to the timing of repayment of the outstanding loan to Century. As discussed above, if we are required to repay our $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, this will reduce the period during which our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to less than three months from September 30, 2016, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt. We would be able to extend these time periods to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the process for obtaining FDA approval for the commercial use of our microcutter products in the United States and internationally, and we could exhaust our available financial resources sooner than we currently expect.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing. Our plans may be adversely impacted if we fail to realize our assumed levels of revenues and expenses or savings from our cost reduction activities. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. We may also need to raise additional funds through public or private offerings of additional debt or equity during the course of the year or in the near term as we may deem appropriate. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations and continue as a going concern. These matters raise substantial doubt about our ability to continue in existence as a going concern.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and in the United States once we execute the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.7 million as of September 30, 2016).

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

Contractual Obligations

Our future contractual obligations at September 30, 2016, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease	$1,959	$1,009	$950	$—	$—
Note payable, including interest(1)	4,399	200	4,199	—	—
Purchase commitments	609	609	—	—	—
Total	$6,967	$1,818	$5,149	$—	$—

(1) Timing of repayment of the note payable is based on its contractual maturity of September 30, 2018. However, as noted in the “Liquidity and Capital Resources,” the timing of the repayment of the principal is subject to an uncertainty because in August 2016 Century asserted that we were required to repay this note in 2014 and made a demand for immediate repayment. Additionally, we may be required to pay the related penalty interest at the incremental rate of 7% per annum (which would amount to $0.7 million as of September 30, 2016).

This compares to our future contractual obligations as of June 30, 2016, of $7.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the three months ended September 30, 2016, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission on October 12, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

      We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operations. The risks described below are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations. Although we have revised the text of some of the risk factors set forth below, the underlying risks have not changed materially from the risks described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, other than the ones that we have marked with an asterisk (*).

Risks Related to Our Finances and Capital Requirements

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred annual net losses since our inception in October 1997.  As of September 30, 2016, our accumulated deficit was approximately $209.7 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as increased sales of our commercially launched microcutter products in Europe and in the United States.

      Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

●	achievement of broad acceptance for the MicroCutter 5/80 in Europe and in the United States, as well as any future products that we may commercialize;

●	achievement of international and U.S. regulatory clearance or approval for additional products; and

●	successful sales, manufacturing, marketing and distribution of our products.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through September 30, 2016, we have generated $1.8 million of net product revenues from the commercial sales of microcutter products. Sales of our products, license and development and royalty activities generated revenues of only $0.5 million and $0.8 million for the three month periods ended September 30, 2016 and 2015, respectively. Sales of our products, license and development and royalty activities generated revenues of $4.1 million, $3.0 million and $3.6 million for fiscal years 2016, 2015 and 2014, respectively. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. As such, we do not anticipate that we will generate significantly higher products sales in the next few quarters.

Our cost of product sales were 121% and 139% of our net product sales for the three month periods ended September 30, 2016 and 2015, respectively, and 154%, 145% and 136% of our net product sales for fiscal years 2016, 2015 and 2014, respectively. We expect higher cost of product sales relative to revenue from product sales for the foreseeable future due to costs associated with commercializing our MicroCutter 5/80. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

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

Our development efforts have consumed substantial capital to date. As of September 30, 2016, we had approximately $9.0 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next six months, subject to the ultimate resolution of the following uncertainty.

On September 2, 2011, in connection with signing a distribution agreement with Century, we entered into a secured note purchase agreement pursuant to which Century loaned us an aggregate of $4.0 million, with the principal originally due on September 30, 2016, subject to certain conditions. Effective on July 1, 2014, the principal due date was extended to September 30, 2018.

In August 2016, Century asserted that we had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.7 million as of September 30, 2016.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. We are currently in discussions with Century to resolve this matter. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of September 30, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.8 million at September 30, 2016). If we are required to repay our $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, this will reduce the period during which our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs, to less than three months from September 30, 2016, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt.

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

      An existing debt arrangement with our current distributor and lender Century under which, as of September 30, 2016, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●	the trading volume of our stock;

●	the extent to which we are able to raise additional capital in any equity or debt transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and the United States once we execute the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.7 million as of September 30, 2016).

   Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Risks Related to Our Business

The current unit costs for our products are very high, and if we are not able to bring them down we will suffer from price competition and may not become profitable.

The current unit costs for our products, based on limited manufacturing volumes, are very high and for the MicroCutter 5/80 are in excess of revenues per unit. Our cost of product sales were 121% and 139% of our net product sales for the three month periods ended September 30, 2016 and 2015, respectively, and 154%, 145% and 136% of our net product sales for fiscal years 2016, 2015 and 2014, respectively. It will be necessary to achieve economies of scale to become profitable. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. We cannot assure you that we will be able to achieve cost reductions in the manufacture of our products and, without these cost reductions, our business may never achieve profitability.

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

We have expended significant time, money and effort in the development of our microcutter product line and, in particular, our MicroCutter 5/80. If we are not successful in improving the performance of the MicroCutter 5/80 and achieving market adoption of the MicroCutter 5/80 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter 5/80 in Europe, and adoption of the MicroCutter 5/80 in the United States, and our ability to expand our microcutter product line.

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

The limitations on the indications for use for the MicroCutter 5/80 will limit our promotional activities, which could inhibit our success in commercializing the MicroCutter 5/80 and could expose us to potential off-label risks or adverse events, including fines, penalties, injunctions or product liability claims if our products are used off-label or we are determined to be promoting the use of our products for unapproved or “off-label” uses.

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

We have limited experience as a company in the sale, marketing and distribution of our products. To commercialize the MicroCutter 5/80 in the United States, we will have to complete our market preference testing of the MicroCutter 5/80, which was recently completed and build a sales force. Century is responsible for marketing and commercialization of cardiac and microcutter products in Japan. To promote our current and future products in the United States, Canada and Europe, we must develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors or independent sales representatives for substantially all of our sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

We have suspended development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter 5/80 have been completed. We recently completed our evaluation of the MicroCutter 5/80, that deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through initial market preference testing to validate clinical benefits prior to broadening our commercial launch. Following our successful evaluation of the MicroCutter 5/80, we plan to expand our commercial launch to a select group of customers in the U.S. and Europe. Significant additional research and development and financial resources will be required to continue the development of the other products in our planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by our other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from branded, patent-protected products, as well as generic stapling products similar to currently commercially available products following expiration of patents on our competitors’ products, which could create greater price competition and decrease the revenue potential of our microcutter products. Our failure to successfully develop our other microcutter products and the failure of our MicroCutter 5/80 would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

Because three customers account for a substantial portion of our product sales, the loss of these significant customers would cause a substantial decline in our revenue.

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan, Herz-Und Diabeteszentrum in Germany and University of Chicago in the United States. The loss of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For the three months ended September 30, 2016 and 2015, sales to Century accounted for approximately 16% and 22%, respectively, of our total product sales. For the three months ended September 30, 2016 and 2015, sales to Herz-Und Diabeteszentrum accounted for approximately 19% and 11%, respectively, of our total product sales. For the three months ended September 30, 2016 and 2015, sales to University of Chicago accounted for approximately 11% and 7%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors for our MicroCutter 5/80 have products that are marketed more effectively or are demonstrated to be safer or more effective than ours, our commercial opportunity for our MicroCutter 5/80 and any future microcutter products will be reduced or eliminated and our business will be harmed.

Although we have commercially launched our microcutter products in Europe and in the United States, we have generated minimal revenues from this launch through September 30, 2016. We only received the FDA 510(k) clearances for the MicroCutter XCHANGE 30 and blue reload in January 2014, and for the white reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload, and in July 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. The MicroCutter 5/80 competes in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

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

      Our business and future operating results depend significantly on the continued contributions of our key technical personnel and senior management. Future changes to our executive and senior management teams, including new executive hires or departures, could cause disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

      As of September 30, 2016, we had 49 employees. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

The testing, manufacture, marketing, and sale of our products involve an inherent risk that product liability claims will be asserted against us. Additionally, we are currently training physicians in the United States and in Europe on the use of our MicroCutter 5/80, C-Port and PAS-Port systems. During training, patients may be harmed, which could also lead to product liability claims. Product liability claims or other claims related to our products, or their off-label use, regardless of their merits or outcomes, could harm our reputation in the industry, reduce our product sales, lead to significant legal fees, and result in the diversion of management’s attention from managing our business.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 43% of our outstanding common stock as of September 30, 2016. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 1,914,740 shares of our common stock and, if they were to convert all of the shares of our Series A preferred stock, our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, would beneficially own approximately 53% of our outstanding common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

      The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

●	the broad commercial launch of our MicroCutter 5/80, and the timing thereof;

●	completion of development and commercial launch of our microcutter products, and the timing thereof;

●	FDA or other regulatory clearance or approval of our products;

●	demand for our products;

●	the performance of third-party contract manufacturers and component suppliers;

●	our ability to develop sales and marketing capabilities;

●	our ability to develop, introduce and market new or enhanced versions of our products on a timely basis; and

●	our ability to obtain and protect proprietary rights.

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

Dextera Surgical Inc.
Date: November 10, 2016	/s/ Julian Nikolchev
Julian Nikolchev
President, Chief Executive Officer and Director, (Principal Executive Officer)

Date: November 10, 2016	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporation by Reference				Filed Herewith
		Form	File Number	Exhibit/ Appendix Reference	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	8-K	333-194039	3.1	02/17/2016
3.7	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.8	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X