Form 10-Q
period 2016-12-31
DEXTERA SURGICAL INC
filed 2017-02-10
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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

On February 6, 2017, there were 8,927,830 shares of common stock, par value $0.001 per share, of Dextera Surgical Inc. outstanding.

DEXTERA SURGICAL INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at December 31, 2016, and June 30, 2016	3

b. Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2016 and 2015	4

c. Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended December 31, 2016 and 2015	5

d. Condensed Consolidated Statements of Cash Flows for the three and six months ended December 31, 2016 and 2015	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A. Risk Factors	27

Item 6. Exhibits	46

SIGNATURES	47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	December 31, 2016	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$5,103	$3,626
Short-term investments	650	9,090
Accounts receivable, net	489	313
Inventories	1,505	1,063
Prepaid expenses and other current assets	108	318
Total current assets	7,855	14,410

Property and equipment, net	909	1,178
Restricted cash	104	104
Total assets	$8,868	$15,692

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,000	$766
Accrued compensation	582	739
Other accrued liabilities	391	517
Current portion of deferred revenue	633	569
Total current liabilities	2,606	2,591

Deferred revenue, net of current portion	2,384	2,499
Note payable, net of discount	3,293	3,124
Other non-current liabilities	167	196
Total liabilities	8,450	8,410

Commitments and contingencies (Note 9)

Stockholders' equity:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; 191,474 shares issued and outstanding at December 31, 2016, and June 30, 2016	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized; 8,934,452 shares issued and 8,927,830 shares outstanding at December 31, 2016, and June 30, 2016	9	9
Additional paid-in capital	197,079	196,355
Treasury stock at cost (6,622 shares at December 31, 2016, and June 30, 2016)	(596)	(596)
Accumulated comprehensive loss	—	(4)
Accumulated deficit	(213,288)	(205,696)
Total stockholders' equity	418	7,282
Total liabilities and stockholders' equity	$8,868	$15,692

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net revenue:
Product sales, net	$695	$683	$1,122	$1,420
License and development revenue	83	—	109	—
Royalty revenue	21	17	35	35
Total net revenue	799	700	1,266	1,455

Operating costs and expenses:
Cost of product sales	940	889	1,455	1,912
Research and development	1,400	1,630	3,168	3,246
Selling, general and administrative	1,960	2,161	3,979	4,818
Total operating costs and expenses	4,300	4,680	8,602	9,976

Loss from operations	(3,501)	(3,980)	(7,336)	(8,521)

Interest income	7	14	21	27
Interest expense	(137)	(123)	(270)	(243)
Other income (expense), net	(6)	2	(7)	8
Net loss	$(3,637)	$(4,087)	$(7,592)	$(8,729)
Basic and diluted net loss per share	$(0.41)	$(0.46)	$(0.85)	$(0.98)

Shares used in computing basic and diluted net loss per share	8,928	8,902	8,928	8,899

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Net loss	$(3,637)	$(4,087)	$(7,592)	$(8,729)
Changes in market value of investments:
Change in unrealized loss on short-term investments, net of tax	4	(9)	4	(6)
Comprehensive loss	$(3,633)	$(4,096)	$(7,588)	$(8,735)

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended
	December 31,
	2016	2015
Operating activities:
Net loss	$(7,592)	$(8,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	316	543
Amortization of premiums on marketable securities	12	106
Stock-based compensation expense	724	400
Non-cash interest expense	169	143
Changes in operating assets and liabilities:
Accounts receivable, net	(176)	(109)
Prepaid expenses and other current assets	210	89
Inventories	(442)	373
Accounts payable and other accrued liabilities	79	255
Deferred revenue	(51)	—
Accrued compensation	(157)	451
Net cash used in operating activities	(6,908)	(6,478)

Investing activities:
Purchases of property and equipment	(47)	(136)
Proceeds from maturities of investments	9,600	13,658
Purchases of investments	(1,168)	(8,927)
Net cash provided by investing activities	8,385	4,595

Net increase (decrease) in cash and cash equivalents	1,477	(1,883)
Cash and cash equivalents at beginning of period	3,626	8,264
Cash and cash equivalents at end of period	$5,103	$6,381

Supplemental disclosure of cash flow information:
Interest paid	$100	$100

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

 Dextera Surgical Inc. (the “Company”) was incorporated in the state of Delaware on October 15, 1997, as Vascular Innovations, Inc. On November 26, 2001, the Company changed its name to Cardica, Inc., and on June 19, 2016, changed its name to Dextera Surgical Inc. The Company is commercializing and developing the MicroCutter 5/80™ stapler based on its proprietary “staple-on-a-strip” technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter 5/80, which is currently commercially available, is a cartridge-based stapler device with a 5 millimeter shaft diameter, 80 degrees of articulation, and a 30 millimeter staple line cleared for specified indications for use in the United States and in the European Union, or EU, for a broader range of specified indications of use.

In January 2016, the Company received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, the Company conducted its evaluation of the MicroCutter 5/80, which deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broadening its commercial launch. The Company completed its market preference testing of the MicroCutter 5/80 with approximately 55 procedures and 200 staple cartridge deployments with reliable and consistent hemostasis (stopping of the blood flow). Following its successful evaluation of the MicroCutter 5/80, the Company expanded its commercial launch to a select group of customers in the U.S. and Europe. The Company is conducting the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and the Company plans to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe.

The Company is also attempting to expand use of the MicroCutter 5/80 in the international market with selected regulatory filings. The Company submitted the application to Health Canada for regulatory approval of the MicroCutter XCHANGE 30 and the white cartridge reload and, in March 2016, received a medical device license to market in Canada. Although the Company is licensed to market the MicroCutter XCHANGE 30 with white reloads in Canada, the Company intends to wait until the Company files an amendment for the MicroCutter 5/80 with Health Canada for regulatory approval before it markets the MicroCutter 5/80 in Canada. In addition, in August 2013, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of the MicroCutter XCHANGE 30 white and blue cartridge reloads with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for approval for the MicroCutter XCHANGE 30 with TUV Rheinland Japan Ltd, a registered third-party agency in Japan, and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 and reloads for marketing in Japan have been obtained, Century intends to wait until the Company releases the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the microcutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through December 31, 2016, the Company generated $2.0 million of net product revenues from the commercial sales of the microcutter products.

For the six months ended December 31, 2016, the Company generated net revenue of $1.3 million, including $0.8 million from the sale of automated anastomotic systems, $0.3 million from commercial sales of the microcutter products, $0.1 million from license and development revenue and $35,000 of royalty revenue.

 Need for Additional Capital

Going Concern

The Company has incurred cumulative net losses of $213.3 million through December 31, 2016, and negative cash flows from operating activities and expects to incur losses for the next several years. As of December 31, 2016, the Company had approximately $5.8 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding.

The Company believes that the existing cash, cash equivalents and short-term investments will be sufficient to meet its anticipated cash needs to enable it to conduct its business substantially as currently conducted for at least the next three months, subject to the ultimate resolution of the following uncertainty.

In August 2016, Century asserted that the Company had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.8 million as of December 31, 2016.

The Company does not agree with Century’s assertions as the Company believes that it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both the Company and Century have maintained their respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. The Company does not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, the Company has not changed the classification of the note as a noncurrent liability as of December 31, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, the Company has not accelerated amortization of the remaining note discount ($0.7 million at December 31, 2016). If the Company is required to repay the $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, the Company will not have cash, cash equivalents and short-term investments sufficient to meet the Company’s cash needs, which would severely impair the Company’s ability to continue its business unless it is able to raise other funds to repay this debt.

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

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Its continuation as a going concern is contingent upon its ability to generate revenue and cash flow to meet its obligations on a timely basis and its ability to raise financing. The Company’s plans will be adversely impacted if it fails to raise financing. However, there can be no assurance that the Company will be able to raise such funds. Failure to obtain future funding on acceptable terms would adversely affect its ability to fund operations and continues as a going concern. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Reverse Stock Split

On February 16, 2016, the Company effected a one-for-ten reverse split of its outstanding common stock (the “Reverse Split”) which had the effect of reducing the number of outstanding shares of common stock from 89,344,777 to 8,934,452, effective February 17, 2016. Any fractional shares of common stock resulting from the Reverse Split were settled in cash equal to the fraction of a share to which the holder was entitled. As a result of the Reverse Split, the Company reclassified its consolidated balance sheets total par value of approximately $80,000 from common stock to additional paid-in capital for the reporting periods.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ( “ASU”) 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides the FASB's guidance on certain cash flow statements items. ASU 2016-15 is effective for fiscal reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which amends the current guidance by replacing the incurred loss model with a forward-looking expected loss model. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients," amending guidance in the new revenue standard on transition, collectability, noncash consideration and the presentation of sales taxes and other similar taxes. The amendments clarify that for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under the existing GAAP. The amendments also clarified the collectability assessment and expanded circumstances under which nonrefundable consideration may receive revenue recognition when collectability of the remainder is not probable. It clarified that the fair value of noncash consideration should be measured at contract inception for determining the transaction price. The amendments permit an entity to make a policy election to exclude from the transaction price sales taxes and similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). The Company will be evaluating the impact of the pending adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing," adding clarification, while retaining the core principles in the revenue guidance. For identifying performance obligations, the ASU clarifies when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. For licensing, the ASU clarifies how an entity should evaluate the nature of its promise in granting a license of IP, which will determine whether it recognizes revenue over time (“symbolic IP”) or at a point in time (“functional IP”).The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). The Company will be evaluating the impact of the pending adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 is effective for annual reporting periods beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. The Company is in the process of evaluating the impact of the pending adoption of this guidance on the Company’s consolidated financial statements and has not yet determined the transition method.

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

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	Three months ended				Six months ended
	December 31,				December 31,
	2016			2015	2016			2015
Risk-free interest rate	1.25%	–	1.98%	1.33%	1.11%	-	1.98%	0.71%	-	1.50%
Dividend yield		—		—		—			—
Weighted-average expected term (in years)	4.80	–	4.83	4.98	4.80	-	4.83	4.24	-	4.98
Expected volatility	74.7%	-	77.5%	67.4%	74.7%	-	77.5%	54.8%	-	67.4%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate on the date of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses for awards granted to employees under ASC 718 of $0.7 million and $0.4 million for the six months ended December 31, 2016 and 2015, respectively. The Company recorded stock-based compensation expenses for awards granted to non-employees under ASC 505-50 of $0 and $5,991 for the six months ended December 31, 2016 and 2015, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.7 million at December 31, 2016, and is expected to be recognized over a weighted average period of 3.5 years.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Cost of product sales	$48	$17	$70	$35
Research and development	121	30	189	72
Selling, general and administrative	257	218	465	293
Total	$426	$265	$724	$400

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Six months ended
	December 31,		December 31,
	2016	2015	2016	2015
Numerator:
Net loss	$(3,637)	$(4,087)	$(7,592)	$(8,729)
Denominator:
Denominator for basic and diluted net loss per share	8,928	8,902	8,928	8,899
Basic and diluted net loss per share	$(0.41)	$(0.46)	$(0.85)	$(0.98)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of December 31, 2016 and 2015, because their effect would be antidilutive (in thousands):

	As of December 31,
	2016	2015
Options to purchase common stock	1,538	939
Unvested restricted stock awards	64	53
Shares reserved for issuance upon conversion of Series A Preferred	1,915	1,915
Total	3,517	2,907

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,025	$—	$—	$2,025
Corporate debt securities	—	982	—	982
Commercial paper	—	600	—	600
Short-term investments:
Corporate debt securities	—	650	—	650

Total assets at fair value	$2,025	$2,232	$—	$4,257

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,029	$—	$—	$3,029
Short-term investments:
Commercial paper	—	999	—	999
Corporate debt securities	—	8,091	—	8,091

Total assets at fair value	$3,029	$9,090	$—	$12,119

Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $1.5 million at December 31, 2016, and $0.6 million at June 30, 2016, were not included in the fair value hierarchy disclosure. As of December 31, 2016, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable and deferred revenue relating to Intuitive Surgical amended license agreement. As of December 31, 2016, the Company’s note payable and deferred revenue were reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk (See “Note 8 - Note Payable”) and the relative estimated selling prices of deliverables of the license rights with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes (See “Note 7 – Distribution, License, Development And Commercialization Agreements”).

 NOTE 5 – Available–for-Sale Securities

The Company held investments in marketable securities as of December 31, 2016, and June 30, 2016, with maturity dates of less than one year for short-term and greater than one year for long-term.

The Company’s investments consisted of the following (in thousands):

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Corporate debt securities – Short-term	$650	$—	$—	$650

Total	$650	$—	$—	$650

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper – Short-term	$999	$—	$—	$999
Corporate debt securities – Short-term	8,095	—	(4)	8,091

Total	$9,094	$—	$(4)	$9,090

There are no gross unrealized losses at December 31, 2016. The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of June 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	June 30, 2016
	Less than 12 months		12 months or greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate debt securities	$8,091	$(4)	$—	$—	$8,091	$(4)
Total	$8,091	$(4)	$—	$—	$8,091	$(4)

The Company reviews investments for other-than-temporary impairment. It was determined that unrealized losses at June 30, 2016, are temporary in nature, because the changes in market value for these securities resulted from the fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company is unlikely to experience losses if these securities are held to maturity. In the event that the Company disposes of these securities before maturity, it is expected that any losses will be immaterial.

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	December 31, 2016	June 30, 2016
Raw materials	$785	$698
Work in progress	284	133
Finished goods	436	232
Total	$1,505	$1,063

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century with respect to distribution of the Company’s planned microcutter products in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The timing of the repayment of the principal is subject to an uncertainty because in August 2016, Century asserted that the Company had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.8 million as of December 31, 2016. Please see additional details related to this in Note 8.

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

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cashflows using a discount rate of 18%, which the Company estimated a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan which had not occurred as of December 31, 2016.

The Company’s distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, was due to expire on July 31, 2014. Concurrently and in return for the amendment of the note, as discussed above, to extend the maturity date to September 30, 2018, the Company amended its distribution agreement with Century for the PAS-Port system, effective July 1, 2014, to, among other things, renew the contract for another five years, extending the expiration date to July 31, 2019. The note amendment was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by the Company in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, the Company reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting incremental discount of $0.5 million as deferred revenue. The Company determined the fair value of the amended note using the discount rate of 18%, which the Company estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to the Company’s. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan.

As of December 31, 2016, and June 30, 2016, the balance of the loan was $3.3 million and $3.1 million net of debt issuance costs of $0.7 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

      For the six months ended December 31, 2016 and 2015, sales of automated anastomosis systems to Century accounted for approximately 16% and 30%, of the Company’s total product sales. As of December 31, 2016, and June 30, 2016, Century accounted for approximately 10% and 33%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the fiscal year ended June 30, 2011, and $1.0 million was allocated to technology that may be developed over the following three years that is being recognized as revenue ratably over that three year period. In total, the revenue recognized for the fiscal years ended June 30, 2016, 2015 and 2014, related to this arrangement were $0, $0 and $41,000, respectively. The Company has fully recognized such revenue, and as of June 30, 2016 and 2015, no deferred revenue related to this arrangement.

On December 31, 2015, the Company and Intuitive Surgical amended the license agreement, which was initially signed in August 2010, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems. Under the terms of the amendment, Intuitive Surgical paid a one-time, non-refundable and non-creditable payment of $2.0 million to extend its rights to improvements in the Company’s stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period from December 31, 2015, to June 30, 2016. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party

The feasibility evaluation allowed Intuitive Surgical six months to test and evaluate the Company’s microcutter technology and it was completed successfully in August 2016, when Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System. The Company and Intuitive Surgical entered into a joint development program in which Intuitive Surgical will be responsible for the development work on the stapler and the Company will be responsible for the development work on the stapler cartridge. Pursuant to the agreement, the Company will receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales.

The Company determined that there were two substantive deliverables under the amended license agreement representing separate units of accounting: license rights to technology that existed as of December 30, 2015; and license rights to technology that may be developed over the following two years. The $2.0 million payment from the amended license agreement was aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes, which approximates fair value based on Level 3 unobservable inputs. Based upon the relative estimated selling prices of the deliverables, $1.4 million of the total consideration of $2.0 million was allocated to the license rights to technology that existed as of December 30, 2015, that was recognized as revenue in the three months ended March 31, 2016, and $0.6 million was allocated to technology that may be developed over the following two years that was being recognized as revenue ratably over that two year period. As of December 31, 2016, the Company recognized a total of $1.5 million of license and development revenue and as of December 31, 2016, the Company had deferred revenue of $0.5 million related to this amended license agreement. Also, as of December 31, 2016, the Company recorded $0.1 million of license and development revenue related to this joint development program as the terms were fixed and determinable.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the six months ended December 31, 2016 or 2015.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of December 31, 2016, and June 30, 2016. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

In August 2016, Century asserted that the Company had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.8 million as of December 31, 2016.

The Company does not agree with Century’s assertions as the Company believes it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both the Company and Century have maintained their respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. The Company does not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, the Company has not changed the classification of the note as a noncurrent liability as of December 31, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, the Company has not accelerated amortization of the remaining note discount ($0.7 million at December 31, 2016).

As of December 31, 2016, and June 30, 2016, the balance of the loan was $3.3 million and $3.1 million net of debt issuance costs of $0.7 million and $0.9 million, respectively, and the distribution of the microcutter products had not begun for the respective periods.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the latest Lease Amendment, the term was extended through August 31, 2018 and the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018, with the annual rent payable by the Company during the such period to be equal to the annual rent for comparable buildings. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed consolidated balance sheet as of December 31, 2016, and June 30, 2016, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of December 31, 2016, including the Second Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2017 (remaining six months)	$503
2018	1,032
2019	173
Total minimum lease payments	$1,708

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue, sufficiency of cash resources or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipate,” “estimate,” ”believe,” “potential,” or “continue” or variations or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

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

Overview

We are commercializing and developing our MicroCutter 5/80™ stapler based on our proprietary “staple-on-a-strip” technology for use by thoracic, pediatric, bariatric, colorectal and general surgeons. The MicroCutter 5/80, which is currently commercially available, is a cartridge-based stapler device with a 5 millimeter shaft diameter, 80 degrees of articulation, and a 30 millimeter staple line cleared for specified indications for use in the United States, and in the European Union, or EU, for a broader range of indications for use. In July 2015, we completed an assessment by an independent market research firm of the US market for the MicroCutter 5/80 which identified a potential market opportunity exceeding $250 million annually. In addition, we estimate that the commercially available MicroCutter 5/80, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

In January 2016, we received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, we conducted our evaluation of the MicroCutter 5/80, which deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through market preference testing to validate the clinical benefits prior to broadening our commercial launch. We completed our market preference testing of the MicroCutter 5/80 with approximately 55 procedures and 200 staple cartridge deployments with reliable and consistent hemostasis (stopping of the blood flow). Following our successful evaluation of the MicroCutter 5/80, we expanded our commercial launch to a select group of customers in the U.S. and Europe. We are conducting the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and we plan to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe.

We are also attempting to expand use of our MicroCutter 5/80 in the international market with selected regulatory filings. We submitted our application to Health Canada for regulatory approval of our MicroCutter XCHANGE 30 and the white cartridge reload and, in March 2016, received a medical device license to market in Canada. Although we are licensed to market the MicroCutter XCHANGE 30 with white reloads in Canada, we intend to wait until we file an amendment for the MicroCutter 5/80 with Health Canada for regulatory approval before we market the MicroCutter 5/80 in Canada. In addition, in August 2013, our exclusive distributor in Japan, Century Medical, Inc., or Century, filed for regulatory approval of our white and blue cartridge reloads with the Pharmaceuticals and Medical Devices Agency, or PMDA, in Japan and in April 2014, filed for approval for the MicroCutter XCHANGE 30 with TUV Rheinland Japan Ltd, a registered third-party agency in Japan, and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a Vectra Liquid Crystal Polymer, or LCP, to IXEF Polyarylamide, or IXEF, and received approval in August 2015 to market in Japan. Though approvals of the MicroCutter XCHANGE 30 and reloads for marketing in Japan have been obtained, Century intends to wait until we release the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan. We believe that the MicroCutter 5/80 is differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of December 31, 2016, more than 15,100 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of December 31, 2016, more than 45,800 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the microcutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through December 31, 2016, we have generated $2.0 million of net product revenues from the commercial sales of the microcutter products.

For the six months ended December 31, 2016, we generated net revenue of $1.3 million, including $0.8 million from the sales of automated anastomotic systems, $0.3 million from commercial sales of the microcutter products, $0.1 million of license and development revenue and $35,000 of royalty revenue, and incurred a net loss of $7.6 million.

Since our inception, we have incurred significant net losses, and we expect to continue to incur net losses for at least the next several years. We have not generated significant revenues from the microcutter products. To date, our C-Port and PAS-Port systems have had limited commercial adoption, and sales have not met the levels that we had anticipated. Revenues from product sales and milestone payments were not sufficient to support the operation of our business as we had planned. If we fail to raise additional funds and to obtain broader commercial adoption of our microcutter products or C-Port and PAS-Port systems, we may be required to delay, further reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. We continue to sell our microcutter products only to a select number of key hospitals in the United States and through distributors in Europe, and intend to continue to do so until we broadly commercially launch our MicroCutter 5/80. We intend to continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. As such, we anticipate that our automated anastomotic systems sales revenue will remain steady or slightly increase and our microcutter product sales revenue will increase in the next few quarters.

As of December 31, 2016, we had approximately $5.8 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding.

We believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next three months, subject to the ultimate resolution of the following uncertainty.

On September 2, 2011, in connection with signing a distribution agreement with Century, we entered into a secured note purchase agreement pursuant to which Century loaned us an aggregate of $4.0 million, with the principal originally due on September 30, 2016, subject to certain conditions. Effective on July 1, 2014, the principal due date was extended to September 30, 2018.

In August 2016, Century asserted that we had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.8 million as of December 31, 2016.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both we and Century have maintained our respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of December 31, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.7 million at December 31, 2016). If we are required to repay our $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, we will not have cash, cash equivalents and short-term investments sufficient to meet our cash needs, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt.

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

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to generate revenue and cash flow to meet our obligations on a timely basis and our ability to raise financing. Our plans will be adversely impacted if we fail to raise financing. However, there can be no assurance that we will be able to raise such funds. Failure to obtain future funding on acceptable terms would adversely affect our ability to fund operations and continue as a going concern. These matters raise substantial doubt about our ability to continue in existence as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the Distribution Agreement, with Century, with respect to distribution of our planned microcutter products in Japan.  Under the terms of a secured note purchase agreement entered into at the time of the Distribution Agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions, which principal due date was extended to September 30, 2018, effective July 1, 2014.   Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The timing of the repayment of the principal is subject to an uncertainty because in August 2016 Century asserted that we had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.8 million as of December 31, 2016.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both we and Century have maintained our respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of December 31, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.7 million at December 31, 2016). Please see additional details related to this uncertainty in the “Overview” above. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for microcutter products. After approval for marketing in Japan, we would sell microcutter units to Century, which would then sell the microcutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to ours. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of microcutter products in Japan which had not occurred as of December 31, 2016.

In addition, our distribution agreement with Century pertaining to the PAS-Port system, originally dated June 16, 2003, was last amended effective July 1, 2014. The last amendment, among other things, renewed the contract for another five years, extending the expiration date to July 31, 2019. The note amendment was accounted for as the modification of the 2011 note agreement, as the value of the consideration provided by us in the form of additional distribution rights was estimated to be approximately equal to the reduction in the fair value of the note. Accordingly, we reduced the carrying value of the note of $3.1 million to its post-modification fair value of $2.6 million, and recorded the resulting incremental discount of $0.5 million as deferred revenue. We determined the fair value of the amended note using the discount rate of 18%, which we estimated as the market rate of borrowing as of the modification date that could be obtained by companies with credit risk similar to us. The incremental discount of $0.5 million will be amortized over the remaining term of the note using the effective interest rate method. The deferred revenue will be recognized over the term of the distribution agreement beginning upon the first sale by Century of the microcutter products in Japan.

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

In addition, on the same date, we entered into a stock purchase agreement with Intuitive Surgical pursuant to which Intuitive Surgical paid $3.0 million to purchase from us an aggregate of 124,954 shares of our common stock, or the Stock Issuance. The net proceeds recorded to stockholders’ equity based upon the fair value of our common stock on August 16, 2010, were approximately $2.0 million after offering expenses.  From the premium paid of $1.0 million and the upfront license fee payment of $9.0 million, $0, $0 and $41,000 have been recorded as license and development revenue for the fiscal years ended June 30, 2016, 2015 and 2014, respectively. We have fully recognized such revenue, and as of June 30, 2016 and 2015, there was no deferred revenue related to this arrangement. There were no underwriters or placement agents involved with the Stock Issuance, and no underwriting discounts or commissions or similar fees were payable in connection with the Stock Issuance.

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

The feasibility evaluation allowed Intuitive Surgical six months to test and evaluate our microcutter technology and it was completed successfully in August 2016, when Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System. We and Intuitive Surgical entered into a joint development program in which Intuitive Surgical will be responsible for the development work on the stapler and we will be responsible for the development work on the stapler cartridge. Pursuant to the agreement, we will receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales.

We determined that there were two substantive deliverables under the amended license agreement representing separate units of accounting: license rights to technology that existed as of December 30, 2015; and license rights to technology that may be developed over the following two years. We aggregated the $2.0 million payment from the amended license agreement and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. We determined the relative estimated selling prices of the deliverables using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes, which approximates fair value based on Level 3 unobservable inputs. Based upon the relative estimated selling prices of the deliverables, we allocated $1.4 million of the total consideration of $2.0 million to the license rights to technology that existed as of December 30, 2015, that was recognized as revenue in the three months ended March 31, 2016, and allocated $0.6 million to technology that may be developed over the following two years that was being recognized as revenue ratably over that two year period. As of December 31, 2016, we recognized a total of $1.5 million of license and development revenue and as of December 31, 2016, and we had deferred revenue of $0.5 million related to this amended license agreement. Also, as of December 31, 2016, we recorded $0.1 million of license and development revenue related to this joint development program as the terms were fixed and determinable.

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

Reverse Stock Split

On February 16, 2016, we effected a one-for-ten reverse split of our outstanding common stock (the “Reverse Split”) and to reduce the number of outstanding shares of common stock from 89,344,777 to 8,934,452. Any fractional shares of common stock resulting from the Reverse Split were settled in cash equal to the fraction of a share to which the holder was entitled. As a result of the Reverse Split, we reclassified our consolidated balance sheets total par value of approximately $80,000 from common stock to additional paid-in capital for the reporting periods.

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

 Results of Operations

Comparison of the three and six months ended December 31, 2016 and 2015

Net Revenue. Total net revenue was $0.8 million and $1.3 million for the three and six months ended December 31, 2016, compared to $0.7 million and $1.5 million for the same periods in 2015. Product sales for the three months ended December 31, 2016 and 2015 were constant at $0.7 million. For the six months ended December 31, 2016, product sales decreased by $0.3 million, or 21%, to $1.1 million, compared to $1.4 million for the same period in 2015. The decrease in products sales was primarily due to lower automated anastomotic systems sales of $0.3 million, offset in part by a slight increase of $50,000 in microcutter product sales.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue increased to $0.1 million for the three and six months ended December 31, 2016, compared to $17,000 and $35,000 of royalty revenue for the same periods in 2015. The increase for the three months ended December 31, 2016, was primarily attributable to the $26,000 of revenue recognized on the $2.0 million received under the Intuitive Surgical amended license agreement, and $57,000 related to the joint development program. The increase for the six months ended December 31, 2016, was primarily attributable to the $52,000 of revenue recognized on the $2.0 million received under the Intuitive Surgical amended license agreement, and $57,000 related to the joint development program.

For the three months ended December 31, 2016 and 2015, sales of automated anastomosis systems to Century in Japan accounted for approximately 17% and 39%, respectively, of our total product sales, and for the six months ended December 31, 2016 and 2015, approximately 16% and 30% , respectively, of our total product sales. For the three months ended December 31, 2016 and 2015, sales of automated anastomosis systems to Herz-Und Diabeteszentrum in Germany accounted for approximately 11% and 11%, respectively, of our total product sales, and for the six months ended December 31, 2016 and 2015, approximately 14% and 11%, respectively, of our product sales.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased slightly by $51,000, or 6%, for the three months ended December 31, 2016, compared to the same period in 2015, remaining at approximately $0.9 million. Cost of product sale for the six months ended December 31, 2016, decreased by $0.5 million, or 24%, to $1.4 million, compared to $1.9 million for the same period in 2015. The decrease in cost of product sales for the six months ended December 31, 2016, was primarily driven by the lower number of units sold for automated anastomotic systems.

We anticipate that cost of product sales will increase in absolute terms in the next few quarters, as sales grow and will fall as a percentage of sales as economies of scale are realized.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense decreased by $0.2 million, or 14%, to $1.4 million for the three months ended December 31, 2016, compared to $1.6 million for the same period in 2015. Research and development expense decreased by $0.1 million, or 2%, to $3.1 million for the six months ended December 31, 2016, compared to $3.2 million for the same period in 2015. The decreases for both periods were primarily attributable to a decrease in materials purchases and lower clinical study expenses as the MicroCutter XCHANGE 30 expanded vascular indications use clinical study was completed, offset in part by higher non-cash stock compensation expenses due to market volatility, adjustments for terminated employees and issuance of restricted stock units in lieu of fiscal year 2016 bonus cash payout.

We anticipate that research and development expenses will increase slightly in absolute terms in the next few quarters due to clinical trial, product testing, recruiting and tooling expenses related to the microcutter products development.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by $0.2 million, or 9%, to $2.0 million for the three months ended December 31, 2016, compared to $2.2 million for the same period in 2015. The decrease was attributable to a decrease in professional outside services of $0.3 million relating to product marketing and legal services, partially offset by higher salaries and non-cash stock compensation expenses of $0.1 million.

Selling, general and administrative expenses decreased by $0.8 million, or 17%, to $4.0 million for the six months ended December 31, 2016, compared to $4.8 million for the same period in 2015. The decrease was attributable to a decrease in professional outside services of $0.8 million relating to product marketing and legal services, a decrease in salaries and benefits expenses of $0.3 million due to severance pay, a decrease in other expenses of $0.1 million, partially offset by higher non-cash stock compensation expenses of $0.2 million due to market volatility, adjustments for terminated employees and issuance of restricted stock units in lieu of fiscal year 2016 bonus cash payout and higher demo expenses of $0.2 million.

 We expect selling, general and administrative expense to increase slightly in absolute terms in the next few quarters as we increase our sales and marketing team to commercialize our microcutter products.

Interest Expense. Interest expense was $0.1 million and $0.3 million for the three and six months ended December 31, 2016, compared to $0.1 million and $0.2 million for the same periods in 2015. The increase of $0.1 million for the six months ended December 31, 2016, was primarily due to higher imputed interest expenses relating to Century’s note as it approaches its due date. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Off-Balance Sheet Arrangements

      As of December 31, 2016, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of December 31, 2016, our accumulated deficit was $213.3 million and we had cash, cash equivalents and short-term investments of $5.8 million, with $4.0 million debt principal outstanding. As of June 30, 2016, we had cash, cash equivalents, and short-term investments of $12.7 million, with $4.0 million debt principal outstanding. We currently invest our cash, cash equivalents and short-term investments primarily in money market funds, commercial paper and corporate debt securities. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements

On September 2, 2011, we entered into a Distribution Agreement with Century, with respect to distribution of our planned microcutter products in Japan.  Additionally, Century loaned us $4.0 million. In 2014, the loan was extended by two years to September 30, 2018. In return for the loan commitment, we granted Century distribution rights to our planned microcutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the microcutter product line. After approval for marketing in Japan, we would sell microcutter products to Century, who would then sell them to their customers in Japan.

Under this facility, we received $4.0 million in 2011. The note, as amended, bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million, and the additional $0.5 million due to the two years extension, were allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the microcutter products in Japan which had not occurred as of December 31, 2016. In 2015, Century received approvals to market the MicroCutter XCHANGE 30 and reloads, but intends to wait until we release the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan.

In August 2016, Century asserted that we had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.8 million as of December 31, 2016. We do not agree with Century’s assertions and are currently in discussions with Century to resolve this matter.

Summary cash flow data is as follows (in thousands):

	Six months ended
	December 31,
	2016	2015
Net cash used in operating activities	$(6,908)	$(6,478)
Net cash provided by investing activities	8,385	4,595

      Our net use of cash in operating activities for the six months ended December 31, 2016, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line, an increase in accounts receivable of $0.2 million mainly related to $0.1 million products sold to a customer in Germany and $0.1 million license and development receivable relating to Intuitive Surgical joint development program, a decrease of accrued compensation of $0.2 million relating to severance expenses and an increase in inventories of $0.4 million due to inventory management relating to product shortage for the MicroCutter 5/80 units, offset in part by an increase in accounts payable and accrued liabilities of $0.1 million, and a decrease in prepaid expenses and other current assets of $0.2 million mainly relating to the amortization of our annual insurance premiums which were recently renewed.. Our net use of cash in operating activities for the six months ended December 31, 2015, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and the improvements of the MicroCutter XCHANGE 30 and an increase in accounts receivable of $0.1 million due to higher product sales, offset by an increase in accrued compensation of $0.5 million relating to severance expenses, an increase in accounts payable and accrued liabilities of $0.3 million in part relating to clinical expenses for the expanded indications for use in vascular structures, and a decrease in inventories of $0.4 million due to lower sales production.

      Net cash provided by investing activities for the six months ended December 31, 2016, was mainly due to the net maturities of investments of $8.4 million. Net cash provided by investing activities for the six months ended December 31, 2015, was mainly due to the net maturities of investments of $4.7 million, offset by capital equipment purchases of $0.1 million mainly related to our microcutter design changes which required tooling modifications.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through at least the next three months, subject to the ultimate resolution of the uncertainty related to the timing of repayment of the outstanding loan to Century. As discussed above, if we are required to repay our $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, we will not have cash, cash equivalents and short-term investments sufficient to meet our cash needs, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt. We would be able to extend these time periods to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales, and the cost of product development, including the process for obtaining FDA approval for the commercial use of our microcutter products in the United States and internationally, and we could exhaust our available financial resources sooner than we currently expect.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to raise financing. Our plans may be adversely impacted if we fail to raise financing. We may resort to contingency plans to make these needed cost reductions upon determination that funds will not be available in a timely matter. These contingency plans include consolidating certain functions or disposing of non-core or underperforming assets. However, there can be no assurance that we will be able to raise such funds. Failure to obtain future funding on acceptable terms would adversely affect our ability to fund operations and continue as a going concern. These matters raise substantial doubt about our ability to continue in existence as a going concern.

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	the extent to which we are able to raise additional capital in any equity, debt or licensing transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and in the United States once we improve the supply chain to enable the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.8 million as of December 31, 2016).

As part of our controlled commercial launch of the MicroCutter XCHANGE 30 in Europe and in the United States, we made our first sales in December 2012 and March 2014, respectively. We have agreements for the microcutter product line with four distributors in Europe. In addition, in August 2014, we established a subsidiary in Germany, Cardica, GmbH, and changed it to Dextera Surgical GmbH, to facilitate direct sale of the microcutter product. We intend to broaden our launch of the MicroCutter 5/80 before continuing our efforts to develop other planned microcutter products. We cannot predict when, if ever, we will generate significant commercial revenue from the sale of the MicroCutter 5/80 or any other planned microcutter products. Because we do not anticipate that we will generate sufficient product sales to achieve profitability for at least the next few years, if at all, we will need to raise substantial additional capital to finance our operations in the future.  Until we can generate significant continuing revenue, if ever, we expect to satisfy our future cash needs with public or private equity offerings, debt financings or corporate collaboration and licensing arrangements. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development.  However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs in advance of the date on which we would exhaust our cash, cash equivalents and short-term investments, to ensure that we have sufficient capital to meet our obligations and continue on a path designed to preserve stockholder value.

Contractual Obligations

Our future contractual obligations at December 31, 2016, were as follows (in thousands):

Contractual Obligations	Total	Less than	1 – 3 years	3 – 5 years	More than
		1 year			5 years
Operating lease	$1,708	$1,017	$691	$—	$—
Note payable, including interest(1)	4,349	200	4,149	—	—
Purchase commitments	776	776	—	—	—
Total	$6,833	$1,993	$4,840	$—	$—

(1) Timing of repayment of the note payable is based on its contractual maturity of September 30, 2018. See “Liquidity and Capital Resources,” for a discussion of Century’s demand for earlier payment.

This compares to our future contractual obligations as of June 30, 2016, of $7.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the three months ended December 31, 2016, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission on October 12, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our development efforts have consumed substantial capital to date. As of December 31, 2016, we had approximately $5.8 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted for at least the next three months, subject to the ultimate resolution of the following uncertainty.

On September 2, 2011, in connection with signing a distribution agreement with Century, we entered into a secured note purchase agreement pursuant to which Century loaned us an aggregate of $4.0 million, with the principal originally due on September 30, 2016, subject to certain conditions. Effective on July 1, 2014, the principal due date was extended to September 30, 2018.

In August 2016, Century asserted that we had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.8 million as of December 31, 2016.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both we and Century have maintained our respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of December 31, 2016. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.7 million at December 31, 2016). If we are required to repay our $4.0 million loan from Century along with the related penalty interest prior to September 30, 2018, we will not have cash, cash equivalents and short-term investments sufficient to meet our cash needs, which would severely impair our ability to continue our business unless we are able to raise other funds to repay this debt.

We may be able to extend these time periods to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the next several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our Series A preferred stock and common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. Failure to raise additional capital may result in our ceasing to be publicly traded or ceasing operations.

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred annual net losses since our inception in October 1997.  As of December 31, 2016, our accumulated deficit was approximately $213.3 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as increased sales of our commercially launched microcutter products in Europe and in the United States.

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

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through December 31, 2016, we have generated $2.0 million of net product revenues from the commercial sales of microcutter products. Sales of our products, license and development and royalty activities generated revenues of only $1.3 million and $1.5 million for the six month periods ended December 31, 2016 and 2015, respectively. Sales of our products, license and development and royalty activities generated revenues of $4.1 million, $3.0 million and $3.6 million for fiscal years 2016, 2015 and 2014, respectively. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. As such, we do not anticipate that we will generate significantly higher products sales in the next few quarters.

Our cost of product sales were 130% and 135% of our net product sales for the six month periods ended December 31, 2016 and 2015, respectively, and 154%, 145% and 136% of our net product sales for fiscal years 2016, 2015 and 2014, respectively. We expect higher cost of product sales relative to revenue from product sales for the foreseeable future due to costs associated with commercializing our MicroCutter 5/80. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Our independent registered public accounting firm has indicated that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended June 30, 2016, were prepared on a basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in their audit report on our fiscal 2016 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We will be forced to delay or reduce the scope of our microcutter development program and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of December 31, 2016, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●	the trading volume of our stock;

●	the extent to which we are able to raise additional capital in any equity, debt or licensing transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and the United States once we improve the supply chain to enable the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.8 million as of December 31, 2016).

   Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Risks Related to Our Business

The current unit costs for our products are very high, and if we are not able to bring them down we will suffer from price competition and may not become profitable.

The current unit costs for our products, based on limited manufacturing volumes, are very high and for the MicroCutter 5/80 are in excess of revenues per unit. Our cost of product sales were 130% and 135% of our net product sales for the six month periods ended December 31, 2016 and 2015, respectively, and 154%, 145% and 136% of our net product sales for fiscal years 2016, 2015 and 2014, respectively. It will be necessary to achieve economies of scale to become profitable. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. We cannot assure you that we will be able to achieve cost reductions in the manufacture of our products and, without these cost reductions, our business may never achieve profitability.

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

We are dependent upon the commercial success of our MicroCutter 5/80 in Europe and in the United States which, if not successful, could prevent us from successfully commercializing our other potential future products.

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

We have limited experience as a company in the sale, marketing and distribution of our products. To commercialize the MicroCutter 5/80 in the United States, we have completed our market preference testing of the MicroCutter 5/80 and will need to build a sales force. Century is responsible for marketing and commercialization of cardiac and microcutter products in Japan. To promote our current and future products in the United States, Canada and Europe, we must develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors or independent sales representatives for substantially all of our sales. If we are unable to establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

We have suspended development of other potential products in our planned microcutter product line until the development and commercialization of the MicroCutter 5/80 have been completed. We completed our evaluation of the MicroCutter 5/80, which deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broadening our commercial launch. Following our successful evaluation of the MicroCutter 5/80, we expanded our commercial launch to a select group of customers in the U.S. and Europe. Significant additional research and development and financial resources will be required to continue the development of the other products in our planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that our development efforts will be successful or that they will be completed within our publicly stated anticipated timelines, and we may never be successful in developing a viable product for the markets intended to be addressed by our other potential microcutter products. Further, even if we do successfully develop any of these microcutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from branded, patent-protected products, as well as generic stapling products similar to currently commercially available products following expiration of patents on our competitors’ products, which could create greater price competition and decrease the revenue potential of our microcutter products. Our failure to successfully develop our other microcutter products and the failure of our MicroCutter 5/80 would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

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

Our manufacturing facilities and processes are subject to periodic inspections and audits by various federal, state and foreign regulatory agencies. For example, our facilities have been inspected by State of California regulatory authorities pursuant to granting a California Device Manufacturing License and by the FDA. Additionally, to market products in Europe, we are required to maintain International Standards Organization, or ISO, 13485:2003 certifications and are subject to periodic surveillance audits. We are currently ISO 13485:2003 certified; however, our failure to maintain necessary regulatory compliance and permits for our manufacturing facilities could prevent us from manufacturing and selling our products.

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

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan and Herz-Und Diabeteszentrum in Germany. The loss of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For the six months ended December 31, 2016 and 2015, sales to Century accounted for approximately 16% and 30%, respectively, of our total product sales. For the six months ended December 31, 2016 and 2015, sales to Herz-Und Diabeteszentrum accounted for approximately 14% and 11%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors for our MicroCutter 5/80 have products that are marketed more effectively or are demonstrated to be safer or more effective than ours, our commercial opportunity for our MicroCutter 5/80 and any future microcutter products will be reduced or eliminated and our business will be harmed.

Although we have commercially launched our microcutter products in Europe and in the United States, we have generated minimal revenues from this launch through December 31, 2016. We only received the FDA 510(k) clearances for the MicroCutter XCHANGE 30 and blue reload in January 2014, and for the white reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload, and in July 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. The MicroCutter 5/80 competes in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

●	reduced product size;

●	ease of use;

●	product quality and reliability;

●	device cost-effectiveness;

●	degree of articulation;

●	surgeon relationships; and

●	sales and marketing capabilities.

Two large competitors, Ethicon Endo-Surgery, part of Johnson & Johnson, and Covidien currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon Endo-Surgery and Covidien, which acquired a small competitor, Power Medical, each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business. A private company, JustRight Surgical, LLC, is developing smaller surgical instruments and is currently marketing their 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability of staple sizes and articulation compared to the MicroCutter 5/80. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

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

      As of December 31, 2016, we had 49 employees. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 43% of our outstanding common stock as of December 31, 2016. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 1,914,740 shares of our common stock and, if they were to convert all of the shares of our Series A preferred stock, our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, would beneficially own approximately 53% of our outstanding common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

      The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

●	the trading volume of our stock;

●	the extent to which we are able to raise additional capital in any equity, debt or licensing transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and the United States once we improve the supply chain to enable the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned microcutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.8 million as of December 31, 2016).

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

Dextera Surgical Inc.
Date: February 10, 2017	/s/ Julian Nikolchev
Julian Nikolchev
President, Chief Executive Officer and Director, (Principal Executive Officer)

Date: February 10, 2017	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	8-K	333-194039	3.1	02/17/2016
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of Dextera Surgical Inc.	8-K	333-194039	3.1	06/21/2016
3.8	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.9	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
10.1	Form of Option Grant Notice and Option Agreement for use under the 2016 Equity Incentive Plan					X
10.2	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the 2016 Equity Incentive Plan					X
10.3	Dextera Surgical Inc. 2016 Equity Incentive Plan	8-K	000-51772	10.1	11/28/2016
10.4	Dextera Surgical Inc. 2016 Employee Stock Purchase Plan	8-K	000-51772	10.2	11/28/2016
31.1	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
31.2	Certification required by Rule 13a-14(a) or Rule 15d-14(a).					X
32.1	Certification required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X