Form 10-Q
period 2017-03-31
DEXTERA SURGICAL INC
filed 2017-05-10
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer , a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Accelerated filer [ ] Smaller reporting company [x] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes [  ] No [x]

On May 5, 2017, there were 8,927,830 shares of common stock, par value $0.001 per share, of Dextera Surgical Inc. outstanding.

DEXTERA SURGICAL INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at March 31, 2017, and June 30, 2016	3

b. Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2017 and 2016	4

c. Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended March 31, 2017 and 2016	5

d. Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and 2016	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A. Risk Factors	27

Item 6. Exhibits	46

SIGNATURES	47

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2017	June 30, 2016
Assets
Current assets:
Cash and cash equivalents	$2,489	$3,626
Short-term investments	-	9,090
Accounts receivable, net	682	313
Inventories	1,490	1,063
Prepaid expenses and other current assets	158	318
Total current assets	4,819	14,410

Property and equipment, net	769	1,178
Other non-current assets	101	-
Restricted cash	104	104
Total assets	$5,793	$15,692

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,529	$766
Accrued compensation	991	739
Other accrued liabilities	634	517
Current portion of deferred revenue	633	569
Total current liabilities	3,787	2,591

Deferred revenue, net of current portion	2,326	2,499
Note payable, net of discount	3,381	3,124
Other non-current liabilities	151	196
Total liabilities	9,645	8,410

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Preferred stock, $0.001 par value: 5,000,000 shares authorized; 191,474 shares issued and outstanding at March 31, 2017, and June 30, 2016	17,214	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized; 8,934,452 shares issued and 8,927,830 shares outstanding at March 31, 2017, and June 30, 2016	9	9
Additional paid-in capital	197,292	196,355
Treasury stock at cost (6,622 shares at March 31, 2017, and June 30, 2016)	(596)	(596)
Accumulated comprehensive loss	—	(4)
Accumulated deficit	(217,771)	(205,696)
Total stockholders' equity (deficit)	(3,852)	7,282
Total liabilities and stockholders' equity (deficit)	$5,793	$15,692

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Net revenue:
Product sales, net	$977	$458	$2,099	$1,878
License and development revenue	112	1,412	220	1,412
Royalty revenue	19	16	54	51
Total net revenue	1,108	1,886	2,373	3,341

Operating costs and expenses:
Cost of product sales	1,309	911	2,764	2,823
Research and development	2,011	1,567	5,179	4,813
Selling, general and administrative	2,131	2,324	6,110	7,142
Total operating costs and expenses	5,451	4,802	14,053	14,778

Loss from operations	(4,343)	(2,916)	(11,680)	(11,437)

Interest income	2	18	23	45
Interest expense	(137)	(125)	(407)	(368)
Other income (expense), net	(4)	(4)	(11)	4
Net loss	$(4,482)	$(3,027)	$(12,075)	$(11,756)
Basic and diluted net loss per share	$(0.50)	$(0.34)	$(1.35)	$(1.32)

Shares used in computing basic and diluted net loss per share	8,928	8,916	8,928	8,905

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Net loss	$(4,482)	$(3,027)	$(12,075)	$(11,756)
Changes in market value of investments:
Change in unrealized loss on short-term investments, net of tax	–	12	4	6
Comprehensive loss	$(4,482)	$(3,015)	$(12,071)	$(11,750)

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	March 31,
	2017	2016
Operating activities:
Net loss	$(12,075)	$(11,756)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	461	765
Amortization of premiums on marketable securities	12	152
Stock-based compensation expense	937	819
Non-cash interest expense	257	218
Changes in operating assets and liabilities:
Accounts receivable, net	(369)	2
Prepaid expenses and other current assets	160	(48)
Inventories	(427)	241
Other non-current assets	(101)	-
Accounts payable and other accrued liabilities	835	294
Deferred revenue	(109)	587
Accrued compensation	252	424
Net cash used in operating activities	(10,167)	(8,302)

Investing activities:
Purchases of property and equipment	(52)	(209)
Proceeds from maturities of investments	10,250	19,584
Purchases of investments	(1,168)	(13,043)
Net cash provided by investing activities	9,030	6,332

Net (decrease) in cash and cash equivalents	(1,137)	(1,970)
Cash and cash equivalents at beginning of period	3,626	8,264
Cash and cash equivalents at end of period	$2,489	$6,294

Supplemental disclosure of cash flow information:
Interest paid	$150	$151

Supplemental disclosure of non-cash flow information:
Unpaid deferred offering cost	$101	$-

See accompanying notes to the condensed consolidated financial statements.

DEXTERA SURGICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

In January 2016, the Company received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload, to deploy staples for use in thin tissue, and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, to deploy staples for use in medium tissue, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, the Company conducted its evaluation of the MicroCutter 5/80, which deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through initial market preference testing to evaluate surgeons’ preferences and to validate the MicroCutter’s clinical benefits prior to broadening its commercial launch. The Company completed its market preference testing of the MicroCutter 5/80 with approximately 55 procedures and 200 staple cartridge deployments. In this market preference testing, the MicroCutter 5/80 demonstrated reliable and consistent hemostasis (stopping of the blood flow). Following its successful evaluation of the MicroCutter 5/80, the Company expanded its commercial launch to a select group of customers in the U.S. and Europe. The Company is conducting the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and the Company plans to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe.

The Company also intends to expand use of the MicroCutter 5/80 in the international market with selected regulatory filings. The Company’s predecessor product to the MicroCutter 5/80, the MicroCutter XCHANGE 30, received a medical device license to market in Canada. The Company intends to wait until the Company files an amendment for the MicroCutter 5/80 with Health Canada for regulatory approval before it markets the MicroCutter 5/80 in Canada. In addition, the Company’s exclusive distributor in Japan, Century Medical, Inc., or Century, received approvals for the MicroCutter XCHANGE 30 and reloads in Japan. Though approvals for marketing in Japan have been obtained, Century intends to wait until the Company releases the MicroCutter 5/80 to Century before marketing the MicroCutter 5/80 products. Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the MicroCutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through March 31, 2017, the Company generated $2.5 million of net product revenues from the commercial sales of the MicroCutter products.

For the nine months ended March 31, 2017, the Company generated net revenue of $2.4 million, including $1.2 million from the sale of automated anastomotic systems, $0.9 million from commercial sales of the MicroCutter products, $0.2 million from license and development revenue and $54,000 of royalty revenue.

 Need for Additional Capital

Going Concern

The Company has incurred cumulative net losses of $217.8 million through March 31, 2017, and negative cash flows from operating activities and expects to incur losses for the next several years. As of March 31, 2017, the Company had approximately $2.5 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding.

The Company believes that the existing cash, cash equivalents and short-term investments will only be sufficient to meet its anticipated cash needs to enable it to conduct its business substantially as currently conducted until the end of May 2017.

In August 2016, Century asserted that the Company had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.8 million as of March 31, 2017.

The Company does not agree with Century’s assertions as the Company believes that it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both the Company and Century have maintained their respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. The Company does not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, the Company has not changed the classification of the note as a noncurrent liability as of March 31, 2017. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, the Company has not accelerated amortization of the remaining note discount ($0.6 million at March 31, 2017).

The Company may be able to extend this time period to the extent that it raises additional capital. The Company would need to further reduce expenses in advance of the date on which it would exhaust its cash, cash equivalents and short-term investments in the event that it is unable to complete a financing, strategic or commercial transaction in the near term to ensure that it has sufficient capital to meet its obligations and continue on a path designed to create and preserve stockholders’ value.

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

Recently Issued Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments," which provides the FASB's guidance on certain cash flow statements items. ASU 2016-15 is effective for fiscal reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Under existing standards, deferred taxes for each tax-paying jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability. The new guidance will require that all deferred tax assets and liabilities, along with related valuation allowances, be classified as noncurrent on the balance sheet. As a result, each tax-paying jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance does not change the existing requirement that prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. ASU No. 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which will be the Company’s fiscal year 2018 beginning July 1, 2017. The amendments may be applied prospectively to all deferred assets and liabilities, or retrospectively for all periods presented. Early adoption of the amendments is permitted. The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

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

Stock-Based Compensation

Stock-based compensation expense related to employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, and the Employee Stock Purchase Plan pursuant to Accounting Standards Codification, or ASC, 718 “Compensation — Stock Compensation”. Stock-based compensation cost is measured on the grant date, based on the fair value-based measurement of the award and is recognized as an expense over the requisite service period which generally equals the vesting period of each grant. The Company recognizes compensation expense using the accelerated method and accounts for the non-employee share-based grants pursuant to ASC 505-50, Equity Based Payments to Non-Employees.

In September 2016, the Company’s board of directors approved the adoption of the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which was subsequently approved by the Company’s shareholders in November 2016.  Under the 2016 ESPP, the Company has reserved a total of 300,000 shares of common stock for issuance to employees.  The first offering period under the 2016 ESPP began on March 16, 2017 and will end on February 15, 2018. After the commencement of the first offering period, the 2016 ESPP provides for subsequent offering periods to begin on August 15th and February 15th of each year.  Each subsequent offering period under the 2016 ESPP will be one-year long and contain two six month purchase windows.   Shares subject to purchase rights granted under the Company’s 2016 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2016 ESPP. The 2016 ESPP is intended to qualify as an “employee stock purchase plan,” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. Employees are able to purchase shares of common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the six month purchase window.  No shares were issued under the 2016 ESPP as of March 31, 2017. For the three months ended March 31, 2017, the Company recorded stock-based compensation expense of $3,000 related to the 2016 ESPP.

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

Stock Option Plan:	Three months ended						Nine months ended
	March 31,						March 31,
	2017			2016			2017			2016
Risk-free interest rate	1.94%	–	1.97%	0.47%	-	1.31%	1.11%	-	1.97%	0.47%	-	1.50%
Dividend yield		—			—			—			—
Weighted-average expected term (in years)	4.79	–	4.81		4.87		4.79	-	4.83	4.24	-	4.98
Expected volatility	74.6%	-	82.4%		73.7%		74.6%	-	82.4%	64.8%	-	73.7%

Employee Stock Purchase Plan:	Three months ended
	March 31, 2017
Risk-free interest rate	0.84%	-	0.99%
Dividend yield		—
Weighted-average expected term (in years)	0.42	-	0.92
Expected volatility	127.26%	-	99.44%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate on the date of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses for awards granted to employees under ASC 718 of $0.9 million and $0.8 million for the nine months ended March 31, 2017 and 2016, respectively. The Company recorded stock-based compensation expenses for awards granted to non-employees under ASC 505-50 of $0 and $5,991 for the nine months ended March 31, 2017 and 2016, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.7 million at March 31, 2017, and is expected to be recognized over a weighted average period of 3.3 years.

      Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Cost of product sales	$20	$40	$90	$75
Research and development	62	104	251	176
Selling, general and administrative	130	275	596	568
Total	$212	$419	$937	$819

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended		Nine months ended
	March 31,		March 31,
	2017	2016	2017	2016
Numerator:
Net loss	$(4,482)	$(3,027)	$(12,075)	$(11,756)
Denominator:
Denominator for basic and diluted net loss per share	8,928	8,916	8,928	8,905
Basic and diluted net loss per share	$(0.50)	$(0.34)	$(1.35)	$(1.32)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of March 31, 2017 and 2016, because their effect would be antidilutive (in thousands):

	As of March 31,
	2017	2016
Options to purchase common stock	1,561	1,457
Unvested restricted stock awards	174	26
Shares reserved for issuance upon conversion of Series A Preferred	1,915	1,915
Total	3,650	3,398

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

The Company does not have any liabilities that are measured at fair value on a recurring basis. All assets that are measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. These assets measured at fair value are summarized below (in thousands):

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$279	$—	$—	$279

Total assets at fair value	$279	$—	$—	$279

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,029	$—	$—	$3,029
Short-term investments:
Commercial paper	—	999	—	999
Corporate debt securities	—	8,091	—	8,091

Total assets at fair value	$3,029	$9,090	$—	$12,119

Funds held in money market instruments are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $2.2 million at March 31, 2017, and $0.6 million at June 30, 2016, were not included in the fair value hierarchy disclosure. As of March 31, 2017, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable and deferred revenue relating to Intuitive Surgical amended license agreement. As of March 31, 2017, the Company’s note payable and deferred revenue were reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk (See “Note 8 - Note Payable”) and the relative estimated selling prices of deliverables of the license rights with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes (See “Note 7 – Distribution, License, Development And Commercialization Agreements”).

 NOTE 5 – Available–for-Sale Securities

The Company did not hold investments in marketable securities as of March 31, 2017. At June 30, 2016, the Company held investments in marketable securities having maturity dates of less than one year for short-term and greater than one year for long-term consisting of the following (in thousands): .

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Commercial paper – Short-term	$999	$—	$—	$999
Corporate debt securities – Short-term	8,095	—	(4)	8,091

Total	$9,094	$—	$(4)	$9,090

There are no gross unrealized losses at March 31, 2017. The following table summarizes the gross unrealized losses and fair values of investments in an unrealized loss position as of June 30, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

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

NOTE 6 - INVENTORIES

      Inventories consisted of the following (in thousands):

	March 31, 2017	June 30, 2016
Raw materials	$896	$698
Work in progress	193	133
Finished goods	401	232
Total	$1,490	$1,063

NOTE 7 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century with respect to distribution of the Company’s planned MicroCutter products in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The timing of the repayment of the principal is subject to an uncertainty because in August 2016, Century asserted that the Company had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.8 million as of March 31, 2017. Please see additional details related to this in Note 8.

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

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cashflows using a discount rate of 18%, which the Company estimated a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of the MicroCutter products in Japan which had not occurred as of March 31, 2017.

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

As of March 31, 2017, and June 30, 2016, the balance of the loan was $3.4 million and $3.1 million net of debt issuance costs of $0.6 million and $0.9 million, respectively, and the distribution of the MicroCutter products had not begun for the respective periods.

      For the nine months ended March 31, 2017 and 2016, sales of automated anastomosis systems to Century accounted for approximately 20% and 28%, of the Company’s total product sales. As of March 31, 2017, and June 30, 2016, Century accounted for approximately 12% and 25%, respectively, of the total accounts receivable balance.

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

The Company determined that there were two substantive deliverables under the amended license agreement representing separate units of accounting: license rights to technology that existed as of December 30, 2015; and license rights to technology that may be developed over the following two years. The $2.0 million payment from the amended license agreement was aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes, which approximates fair value based on Level 3 unobservable inputs. Based upon the relative estimated selling prices of the deliverables, $1.4 million of the total consideration of $2.0 million was allocated to the license rights to technology that existed as of December 30, 2015, that was recognized as revenue in the three months ended March 31, 2016, and $0.6 million was allocated to technology that may be developed over the following two years that was being recognized as revenue ratably over that two year period. As of March 31, 2017, the Company recognized a total of $1.5 million of license and development revenue and as of March 31, 2017, the Company had deferred revenue of $0.4 million related to this amended license agreement. Also, as of March 31, 2017, the Company recorded $0.1 million of license and development revenue related to this joint development program as the terms were fixed and determinable.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the nine months ended March 31, 2017 or 2016.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of March 31, 2017, and June 30, 2016. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

In August 2016, Century asserted that the Company had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that the Company owes Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if the Company immediately repays the loan. Such interest would amount to $0.8 million as of March 31, 2017.

The Company does not agree with Century’s assertions as the Company believes it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both the Company and Century have maintained their respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. The Company does not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, the Company has not changed the classification of the note as a noncurrent liability as of March 31, 2017. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, the Company has not accelerated amortization of the remaining note discount ($0.6 million at March 31, 2017).

As of March 31, 2017, and June 30, 2016, the balance of the loan was $3.4 million and $3.1 million net of debt issuance costs of $0.6 million and $0.9 million, respectively, and the distribution of the MicroCutter products had not begun for the respective periods.

 NOTE 9 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the latest Lease Amendment, the term was extended through August 31, 2018 and the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018, with the annual rent payable by the Company during such period to be equal to the annual rent for comparable buildings. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed consolidated balance sheet as of March 31, 2017, and June 30, 2016, related to the letter of credit.

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of March 31, 2017, including the Second Lease Amendment, are as follows (in thousands):

Fiscal year ending June 30,	Operating Leases
2017 (remaining three months)	$252
2018	1,032
2019	173
Total minimum lease payments	$1,457

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

In January 2016, we received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload, to deploy staples for use in thin tissue, and in July 2016 we received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, to deploy staples for use in medium tissue, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, we conducted our evaluation of the MicroCutter 5/80, which deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through initial market preference testing to evaluate surgeons’ preferences and to validate the MicroCutter’s clinical benefits prior to broadening our commercial launch. We completed our market preference testing of the MicroCutter 5/80 with approximately 55 procedures and 200 staple cartridge deployments. In this market preferenece testing, the MicroCutter 5/80 demonstrated reliable and consistent hemostasis (stopping of the blood flow). Following our successful evaluation of the MicroCutter 5/80, we expanded our commercial launch to a select group of customers in the U.S. and Europe. We are conducting the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is a prospective, open-label, multi-center registry and we plan to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe.

We also intend to expand use of the MicroCutter 5/80 in the international market with selected regulatory filings. Our predecessor product to the MicroCutter 5/80, the MicroCutter XCHANGE 30 received a medical device license to market in Canada. We intend to wait until we file an amendment for the MicroCutter 5/80 with Health Canada for regulatory approval before we market the MicroCutter 5/80 in Canada. In addition our exclusive distributor in Japan, Century Medical, Inc., or Century, received approvals for the MicroCutter XCHANGE 30 and reloads in Japan. Though approvals for marketing in Japan have been obtained, Century intends to wait until we release the MicroCutter 5/80 to Century before marketing the MicroCutter 5/80 products. Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan.

Prior to 2009, our business focused on the design, manufacture and marketing of proprietary automated anastomotic systems used by cardiac surgeons to perform coronary bypass surgery. Our C-Port® Distal Anastomosis Systems, or C-Port systems, are sold in the United States and Europe. The C-Port systems are used to perform a distal anastomosis, which is the connection between a bypass graft vessel and the target coronary artery. As of March 31, 2017, more than 15,200 C- Port systems had been sold in the United States and Europe. We also currently sell our PAS-Port® Proximal Anastomosis System, or PAS-Port system, in the United States, Europe and Japan. The PAS-Port system is used to perform a proximal anastomosis, which is the connection of a bypass graft vessel to the aorta or other source of blood. As of March 31, 2017, more than 46,600 PAS-Port systems had been sold in the United States, Europe and Japan.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through March 31, 2017, we have generated $2.5 million of net product revenues from the commercial sales of the MicroCutter products.

For the nine months ended March 31, 2017, we generated net revenue of $2.4 million, including $1.2 million from the sales of automated anastomotic systems, $0.9 million from commercial sales of the MicroCutter products, $0.2 million of license and development revenue and $54,000 of royalty revenue, and incurred a net loss of $12.0 million.

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

As of March 31, 2017, we had approximately $2.5 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding.

We believe that our existing cash, cash equivalents, and short-term investments will only be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted until the end of May 2017.

On September 2, 2011, in connection with signing a distribution agreement with Century, we entered into a secured note purchase agreement pursuant to which Century loaned us an aggregate of $4.0 million, with the principal originally due on September 30, 2016, subject to certain conditions. Effective on July 1, 2014, the principal due date was extended to September 30, 2018.

In August 2016, Century asserted that we had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.8 million as of March 31, 2017.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both we and Century have maintained our respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of March 31, 2017. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.6 million at March 31, 2017).

We may be able to extend this time period to the extent that we raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development, and our assumptions related to the future resolution of Century’s assertion that the note was to be repaid in 2014. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to continued development of the MicroCutter 5/80, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or any future products that we may develop or commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, the effects of competing technological and market developments, and costs related to the potential repayment of our note to Century.

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

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the Distribution Agreement, with Century, with respect to distribution of our planned MicroCutter products in Japan.  Under the terms of a secured note purchase agreement entered into at the time of the Distribution Agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions, which principal due date was extended to September 30, 2018, effective July 1, 2014.   Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. The timing of the repayment of the principal is subject to an uncertainty because in August 2016 Century asserted that we had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.8 million as of March 31, 2017.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both we and Century have maintained our respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of March 31, 2017. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.6 million at March 31, 2017). Please see additional details related to this uncertainty in the “Overview” above. In return for the loan commitment, we granted Century distribution rights to our planned MicroCutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for MicroCutter products. After approval for marketing in Japan, we would sell MicroCutter units to Century, which would then sell the MicroCutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to ours. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of MicroCutter products in Japan which had not occurred as of March 31, 2017.

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

We determined that there were two substantive deliverables under the amended license agreement representing separate units of accounting: license rights to technology that existed as of December 30, 2015; and license rights to technology that may be developed over the following two years. We aggregated the $2.0 million payment from the amended license agreement and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. We determined the relative estimated selling prices of the deliverables using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes, which approximates fair value based on Level 3 unobservable inputs. Based upon the relative estimated selling prices of the deliverables, we allocated $1.4 million of the total consideration of $2.0 million to the license rights to technology that existed as of December 30, 2015, that was recognized as revenue in the three months ended March 31, 2016, and allocated $0.6 million to technology that may be developed over the following two years that was being recognized as revenue ratably over that two year period. As of March 31, 2017, we recognized a total of $1.5 million of license and development revenue and as of March 31, 2017, we had deferred revenue of $0.4 million related to this amended license agreement. Also, as of March 31, 2017, we recorded $0.1 million of license and development revenue related to this joint development program as the terms were fixed and determinable.

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

 Results of Operations

Comparison of the three and nine months ended March 31, 2017 and 2016

   Net Revenue. Total net revenue was $1.1 million and $2.4 million for the three and nine months ended March 31, 2017, compared to $1.9 million and $3.3 million for the same periods in fiscal 2016. Product sales for the three months ended March 31, 2017, increased by $0.5 million, or 113%, over the comparable three months of the prior year. The increase was primarily due to the higher number of MicroCutter product units sold. For the nine months ended March 31, 2017, product sales increased by $0.2 million, or 12%, to $2.1 million, compared to $1.9 million for the same period in fiscal 2016. The increase in products sales was primarily due to an increase of $0.5 million in MicroCutter products sales offset in part by $0.3 million lower automated anastomotic systems sold.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue decreased to $0.1 million and $0.3 million for the three and nine months ended March 31, 2017, compared to $1.4 million and $1.5 million for the same periods in fiscal 2016. License and development revenue for the three months ended March 31, 2017, decreased by $1.3 million or 92%, to $0.1 million, compared to $1.4 million for the same period in 2016 and for the nine months ended March 31, 2017, license and development revenue decreased by $1.2 million or 84%, to $0.2 million, compared to $1.4 for the same period in 2016. The decrease was due to $1.4 million of revenue recognized in the three months ended March 31, 2016 relating to the $2.0 million received under the Intuitive Surgical amended license agreement signed on December 31, 2015.

For the three months ended March 31, 2017 and 2016, sales of automated anastomosis systems to Century in Japan accounted for approximately 24% and 23%, respectively, of our total product sales, and for the nine months ended March 31, 2017 and 2016, approximately 20% and 28% , respectively, of our total product sales. For the three months ended March 31, 2017 and 2016, sales of automated anastomosis systems to Herz-Und Diabeteszentrum in Germany accounted for approximately 4% and 13%, respectively, of our total product sales, and for the nine months ended March 31, 2017 and 2016, approximately 9% and 18%, respectively, of our product sales.

In addition, for the three months ended March 31, 2017 and 2016, sales of MicroCutter systems to B. Braun in Spain accounted for approximately 19% and -%, respectively, of our total product sales, and for the nine months ended March 31, 2017 and 2016, approximately 9% and -%, respectively, of our total product sales.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $398,000, or 44%, for the three months ended March 31, 2017, compared to the same period in fiscal 2016. The increase was primarily attributable to the higher number of MicroCutter product units sold. Cost of product sale for the nine months ended March 31, 2017, decreased by $59,000, or 2%, to $2.8 million, compared to $2.8 million for the same period in fiscal 2016. The decrease in cost of product sales for the nine months ended March 31, 2017, was primarily driven by the lower unit cost of MicroCutter products.

We anticipate that cost of product sales will increase in absolute terms in the next few quarters, as sales grow and will fall as a percentage of sales as economies of scale are realized.

Research and Development Expense. Research and development expense relates primarily to the development of our MicroCutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense increased by $0.4 million, or 28%, to $2.0 million for the three months ended March 31, 2017, compared to $1.6 million for the same period in fiscal 2016 largely due to an increase in headcount and salaries, retention bonuses, material purchases and as another clinical study program starts to ramp up using the MicroCutter 5/80.

Research and development expense increased by $0.4 million, or 8%, to $5.2 million for the nine months ended March 31, 2017, compared to $4.8 million for the same period in fiscal 2016. The increase for the period was primarily attributable to an increase in headcount and salaries, retention bonuses, non-cash stock compensation expenses, materials purchases, tissue testing, consulting and recruiting offset by lower clinical study expenses as one study related to the MicroCutter XCHANGE 30 was completed and lower depreciation expenses due to lower capitalization of tooling.

We anticipate that research and development expenses will increase slightly in absolute terms in the next few quarters due to clinical trial, product testing, recruiting and tooling expenses related to the MicroCutter products development.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by $0.2 million, or 8%, to $2.1 million for the three months ended March 31, 2017, compared to $2.3 million for the same period in fiscal 2016. The decrease was primarily attributable to a decrease in professional outside services of $0.3 million relating to legal services and consulting.

Selling, general and administrative expenses decreased by $1.0 million, or 14%, to $6.1 million for the nine months ended March 31, 2017, compared to $7.1 million for the same period in fiscal 2016. The decrease was attributable to a decrease in legal services of $0.9 million, consulting services of $0.2 million, salaries of $0.1 million due to severance pay and bonuses of $0.1 million due to issuance of restricted stock units in lieu of fiscal year 2016 bonus cash payout offset in part by higher demo expenses of $0.2 million and investor relations of $0.1 million.

 We expect selling, general and administrative expense to increase slightly in absolute terms in the next few quarters as we increase our sales and marketing team to commercialize our MicroCutter products.

Interest Expense. Interest expense was $0.1 million and $0.4 million for the three and nine months ended March 31, 2017, compared to $0.1 million and $0.3 million for the same periods in fiscal 2016. The increase of $0.1 million for the nine months ended March 31, 2017, was primarily due to higher imputed interest expenses relating to Century’s note as it approaches its due date. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Off-Balance Sheet Arrangements

      As of March 31, 2017, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of March 31, 2017, our accumulated deficit was $217.8 million and we had cash, cash equivalents and short-term investments of $2.5 million, with $4.0 million debt principal outstanding. As of June 30, 2016, we had cash, cash equivalents, and short-term investments of $12.7 million, with $4.0 million debt principal outstanding. We currently invest our cash, cash equivalents and, when we have them, short-term investments primarily in money market funds, commercial paper and corporate debt securities. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements.

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

Under this facility, we received $4.0 million in 2011. The note, as amended, bears 5% annual interest which is payable quarterly in arrears on the last business day of March, June, September and December of each year through September 30, 2018, the maturity date when the total $4.0 million of principal becomes due. Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated approximated a market rate of return on debt financing that could be obtained by companies with credit risk similar to us. The remainder of the proceeds of $1.6 million, and the additional $0.5 million due to the two years extension, were allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized on a straight-line basis over the term of the Distribution Agreement, beginning upon the first sale by Century of the MicroCutter products in Japan which had not occurred as of March 31, 2017. In 2015, Century received approvals to market the MicroCutter XCHANGE 30 and reloads, but intends to wait until we release the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan.

In August 2016, Century asserted that we had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.8 million as of March 31, 2017. We do not agree with Century’s assertions and are currently in discussions with Century to resolve this matter.

Summary cash flow data is as follows (in thousands):

	Nine months ended
	March 31,
	2017	2016
Net cash used in operating activities	$(10,167)	$(8,302)
Net cash provided by investing activities	9,030	6,332

      Our net use of cash in operating activities for the nine months ended March 31, 2017, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the MicroCutter product line, an increase in accounts receivable of $0.4 million mainly related to $0.4 million products sold to a customer in Germany, an increase in inventories of $0.4 million due to inventory management relating to product shortage for the MicroCutter 5/80 units, offset in part by an increase in accounts payable and accrued liabilities of $0.7 million, an increase of accrued compensation of $0.3 million relating to severance expenses, and a decrease in prepaid expenses and other current assets of $0.2 million mainly relating to the amortization of our annual insurance premiums which were recently renewed. Our net use of cash in operating activities for the nine months ended March 31, 2016, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line and the improvements of the MicroCutter XCHANGE 30 offset in part by an increase in deferred revenue of $0.6 million due to Intuitive Surgical amended license agreement signed on December 31, 2015, an increase in accrued compensation of $0.4 million relating to severance expenses, an increase in accounts payable and accrued liabilities of $0.3 million in part relating to clinical expenses for the expanded indications for use in vascular structures, and increase in inventories of $0.2 million due to lower sales production.

      Net cash provided by investing activities for the nine months ended March 31, 2017, was mainly due to the net maturities of investments of $9.1 million. Net cash provided by investing activities for the nine months ended March 31, 2016, was mainly due to the net maturities of investments of $6.5 million, offset in part by capital equipment purchases of $0.2 million mainly related to our MicroCutter design changes which required tooling modifications.

We believe that our existing cash, cash equivalents and short-term investments will only be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted until the end of May 2017. We would be able to extend this time period to the extent that we raise additional capital.

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

The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend upon numerous factors. These factors include, but are not limited to, the following:

●	the extent to which we are able to raise additional capital in any equity, debt or licensing transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and in the United States once we improve the supply chain to enable the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned MicroCutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of our future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.8 million as of March 31, 2017).

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

Contractual Obligations

Our future contractual obligations at March 31, 2017, were as follows (in thousands):

Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Operating lease	$1,457	$1,024	$432	$—	$—
Note payable, including interest(1)	4,299	199	4,100	—	—
Purchase commitments	767	767	—	—	—
Total	$6,523	$1,990	$4,532	$—	$—

(1) Timing of repayment of the note payable is based on its contractual maturity of September 30, 2018. See “Liquidity and Capital Resources,” for a discussion of Century’s demand for earlier payment.

This compares to our future contractual obligations as of June 30, 2016, of $7.0 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the three months ended March 31, 2017, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016, filed with the Securities and Exchange Commission on October 12, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

       Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our development efforts have consumed substantial capital to date. As of March 31, 2017, we had approximately $2.5 million of cash, cash equivalents and short-term investments, and $4.0 million of debt principal outstanding. We believe that our existing cash, cash equivalents and short-term investments will only be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted until the end of May 2017.

On September 2, 2011, in connection with signing a distribution agreement with Century, we entered into a secured note purchase agreement pursuant to which Century loaned us an aggregate of $4.0 million, with the principal originally due on September 30, 2016, subject to certain conditions. Effective on July 1, 2014, the principal due date was extended to September 30, 2018.

In August 2016, Century asserted that we had an obligation to repay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further has asserted that we owe Century penalty interest at the incremental rate of 7% per annum, but has offered to waive it if we immediately repay the loan. Such interest would amount to $0.8 million as of March 31, 2017.

We do not agree with Century’s assertions as we believe that we notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Since August 2016, both we and Century have maintained our respective positions on this matter and neither has initiated arbitration proceedings that are provided for under the agreement. We do not believe it is probable that Century would prevail in a legal resolution of this matter. Accordingly, we have not changed the classification of the note as a noncurrent liability as of March 31, 2017. Penalty interest has not been reflected in the financial statements as its payment is not considered probable. Additionally, we have not accelerated amortization of the remaining note discount ($0.6 million at March 31, 2017).

We may be able to extend this time period to the extent that we raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

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

We have incurred annual net losses since our inception in October 1997.  As of March 31, 2017, our accumulated deficit was approximately $217.8 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including increased commercial sales of our C-Port and PAS-Port systems, as well as increased sales of our commercially launched MicroCutter products in Europe and in the United States.

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

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through March 31, 2017, we have generated $2.5 million of net product revenues from the commercial sales of MicroCutter products. Sales of our products, license and development and royalty activities generated revenues of only $2.4 million and $3.3 million for the nine month periods ended March 31, 2017 and 2016, respectively. Sales of our products, license and development and royalty activities generated revenues of $4.1 million, $3.0 million and $3.6 million for fiscal years 2016, 2015 and 2014, respectively. We will continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. As such, we do not anticipate that we will generate significantly higher products sales in the next few quarters.

Our cost of product sales were 132% and 150% of our net product sales for the nine month periods ended March 31, 2017 and 2016, respectively, and 154%, 145% and 136% of our net product sales for fiscal years 2016, 2015 and 2014, respectively. We expect higher cost of product sales relative to revenue from product sales for the foreseeable future due to costs associated with commercializing our MicroCutter 5/80. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

Our independent registered public accounting firm has indicated that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the nine months ended March 31, 2017, and fiscal year ended June 30, 2016, were prepared on a basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our independent registered public accounting firm has indicated in their audit report on our fiscal 2016 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We will be forced to delay or reduce the scope of our MicroCutter development program and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of March 31, 2017, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

Our quarterly operating results and stock price may fluctuate significantly.

We expect our operating results to be subject to quarterly fluctuations. The revenue we generate, if any, and our operating results will be affected by numerous factors, many of which are beyond our control, including:

●	the trading volume of our stock;

●	the extent to which we are able to raise additional capital in any equity, debt or licensing transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and the United States once we improve the supply chain to enable the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned MicroCutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.8 million as of March 31, 2017).

   Quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially.

Risks Related to Our Business

The current unit costs for our products are very high, and if we are not able to bring them down we will suffer from price competition and may not become profitable.

The current unit costs for our products, based on limited manufacturing volumes, are very high and for the MicroCutter 5/80 are in excess of revenues per unit. Our cost of product sales were 132% and 150% of our net product sales for the nine month periods ended March 31, 2017 and 2016, respectively, and 154%, 145% and 136% of our net product sales for fiscal years 2016, 2015 and 2014, respectively. It will be necessary to achieve economies of scale to become profitable. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. We cannot assure you that we will be able to achieve cost reductions in the manufacture of our products and, without these cost reductions, our business may never achieve profitability.

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

The success of our MicroCutter products depends on their acceptance by the surgical community as safe and effective.  Even if the data collected from future clinical studies or clinical experience indicates positive results, each surgeon’s actual experience with our devices outside the clinical study setting may vary. Clinical studies conducted with our initial MicroCutter products may involve procedures performed by thoracic, bariatric, colorectal and general surgeons who are technically proficient, high-volume surgeons. Consequently, both short- and long-term results reported in these studies may be significantly more favorable than typical results of practicing surgeons, which could negatively impact rates of adoption of the MicroCutter.  In addition, any adverse experiences of surgeons using the MicroCutter products, or adverse outcomes to patients, may deter surgeons from using our products and negatively impact product adoption.

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

The pricing and reimbursement environment may change in the future and become more challenging as a result of any of one several possible regulatory developments, including policies advanced by the United States government, new healthcare legislation, repeal or reform of the Affordable Care Act, or fiscal challenges faced by government health administration authorities. The U.S. government has shown significant interest in pursuing healthcare “reform” and reducing healthcare costs. For example, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, were implemented starting in 2013. Any government-adopted reform measures that decrease the amount of reimbursement available from governmental and other third-party payers, and could potentially adversely affect our business.

Our PAS-Port and C-Port systems, our MicroCutter 5/80, and future products may face future development and regulatory difficulties and limitations on use.

Even though the current generations of the C-Port and PAS-Port systems and MicroCutter 5/80 have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. The FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved PMA.  Any of our future products, including planned products in our MicroCutter product line and any future generations of the C-Port and PAS-Port systems, may not obtain regulatory clearances required for marketing or may face these types of restrictions or requirements, particularly as the FDA is considering revising its 510(k) clearance system to, in certain cases, require human clinical data and to prohibit the combination of multiple predicate devices as the basis for a 510(k).

The process of obtaining regulatory clearances or approvals to market a medical device, particularly from the FDA, can be costly and time consuming, and there can be no assurance that such clearances or approvals will be granted on a timely basis, if at all. We rely substantially on the premarket notification process for FDA clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act.  This provision allows many medical devices to avoid human clinical trials if the product is “substantially equivalent” to another device already on the market.  Premarket notification requires a new device to be compared for safety, effectiveness and technological characteristics to another device (or multiple devices) already on the market.  A successful 510(k) submission results in FDA clearance for commercialization.   If we can no longer use the 510(k) pathway in the future, we may be required to perform clinical trials for our new products to obtain clearance or approval for commercialization.  If so, our development costs will increase substantially, and the likelihood of approval for some of our products may be reduced.  The PMA approval process is more costly, lengthy and uncertain than the 510(k) clearance process and requires the development and submission of clinical studies supporting the safety and effectiveness of the device. Product modifications may also require the submission of a new 510(k) clearance or the approval of a PMA before the modified product can be marketed. Any products or product enhancements that we develop that require regulatory clearance or approval may not be cleared or approved on the timelines that we currently anticipate, if approved at all. Any new products or any product enhancements that we develop may not be subject to the shorter 510(k) clearance process, but may instead be subject to the more lengthy PMA requirements. Additionally, even if 510(k) or other regulatory clearance is granted for any potential product, the approved indications for use may be limited, and the FDA may require additional animal or human clinical data prior to any potential approval of additional indications.

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

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan and Herz-Und Diabeteszentrum in Germany. The loss of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For the nine months ended March 31, 2017 and 2016, sales to Century accounted for approximately 20% and 28%, respectively, of our total product sales. For the nine months ended March 31, 2017 and 2016, sales to Herz-Und Diabeteszentrum accounted for approximately 9% and 13%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors for our MicroCutter 5/80 have products that are marketed more effectively than ours or are demonstrated to be safer or more effective than ours, our commercial opportunity for our MicroCutter 5/80 and any future MicroCutter products will be reduced or eliminated and our business will be harmed.

Although we have commercially launched our MicroCutter products in Europe and in the United States, we have generated minimal revenues from this launch through March 31, 2017. We only received the FDA 510(k) clearances for the MicroCutter XCHANGE 30 and blue reload in January 2014, and for the white reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload, and in July 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. The MicroCutter 5/80 competes in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

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

As of March 31, 2017, we had 53 employees. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

We may in the future be a party to patent litigation and administrative proceedings that could be costly and could interfere with our ability to sell our products.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation, interference or derivation proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, or invalidity proceedings at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office. The defense and prosecution of these matters are both costly and time consuming. Additionally, we may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel.

      While we are not aware of any patents issued to third parties that contain subject matter materially related to our technology, there may be patents held by third parties of which we are not aware that contain subject matter materially related to our technology. We cannot assure you that third parties will not assert that our products and systems infringe the claims in their patents or seek to expand their patent claims to cover aspects of our products and systems. An adverse determination in litigation, derivation or interference proceedings to which we may become a party could subject us to significant liabilities or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may be required to redesign our products to avoid infringement, and it may not be possible to do so effectively. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our MicroCutter products, the C-Port or PAS-Port systems or any other product we may develop, which would have a significant adverse impact on our business.

Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

We rely upon patents, trade secret laws and confidentiality agreements to protect our technology and products. Our pending patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain in the future might be invalidated or circumvented by third parties. If any challenges are successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws some countries in which we sell, or in the future may sell, products, may not protect our intellectual property rights to the same extent as the laws of other countries in which we sell our products, or may sell our products in the future. To the extent that our intellectual property protection is inadequate, we are exposed to a greater risk of direct competition. In addition, competitors could purchase any of our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. If our intellectual property is not adequately protected against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our competitive position. We require our employees, consultants and advisors to execute appropriate confidentiality and assignment-of-inventions agreements with us. These agreements typically provide that all materials, trade secrets and confidential information developed or made known to the individual during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties except in specific circumstances and that all inventions arising out of the individual’s relationship with us shall be our exclusive property. These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology.

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

Our operations may be directly, or indirectly, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our current activities with physicians, including consulting arrangements, as well as proposed sales, marketing and educational activities. In addition, we may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

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

Some of our customers and prospective customers may have difficulty in procuring or maintaining liability insurance to cover their operations and use of the C-Port or PAS-Port systems or the MicroCutter product line. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using the C-Port or PAS-Port systems or the MicroCutter product line and potential customers may opt against purchasing the C-Port or PAS-Port systems or the MicroCutter product line due to the cost or inability to procure insurance coverage.

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

Risks Related to Our Common Stock

If we do not raise additional funds, our common stock may be subject to delisting from the NASDAQ Capital Market.

On February 16, 2017, we received a letter from the staff of The NASDAQ Stock Market LLC notifying us that our stockholders’ equity reported in our Form 10-Q for the period ended December 31, 2016, was less than $2.5 million, the minimum required by the continued listing requirements of Nasdaq listing rule 5550(b)(1). At that time, our stockholders’ equity was reported at $0.4 million. As provided in the Nasdaq rules, we had 45 calendar days, or until April 3, 2017, to submit a plan to regain compliance, which plan was submitted prior to April 3, 2017. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the Delisting Notice to evidence compliance. We intend to submit in a timely manner to the Staff a plan to continue listing on The Nasdaq Capital Market, of which this offering is a part. There is no assurance that Nasdaq will accept our plan to satisfy the stockholders’ equity requirement. If the plan is not accepted or we are not granted an extension, we will then consider actions appropriate to the circumstances, which may include applicable appeals to a Nasdaq Hearings Panel.

If our stock price does not increase, our common stock may be subject to delisting from the NASDAQ Capital Market.

Our common stock has not closed at or above $1.00 per share since April 18, 2017. Under the Nasdaq rules, if our stock price fails to close at or above $1.00 per share for a period of 30 consecutive business days, we will be notified of this listing deficiency and we will have a period of 180 calendar days from such notification to achieve compliance. Compliance can be achieved during any compliance period by meeting the applicable standard for a minimum of 10 consecutive business days during the applicable compliance period, unless staff of Nasdaq exercises its discretion to extend this 10 day period. We cannot guarantee that our stock price will increase to above $1.00 per share, or continue to trade at above $1.00 per share or otherwise meet the listing requirements, and therefore our common stock may in the future be subject to delisting.  If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

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

Our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, beneficially owned approximately 28% of our outstanding common stock as of March 31, 2017. In addition, two stockholders collectively hold all of our Series A preferred stock and may convert those shares into 1,914,740 shares of our common stock and, if they were to convert all of the shares of our Series A preferred stock, our executive officers and directors and their affiliates, together with other stockholders that own 5% or more of our outstanding common stock, would beneficially own approximately 41% of our outstanding common stock. Accordingly, these stockholders have significant influence over the outcome of corporate actions requiring stockholder approval. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

      The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

●	the trading volume of our stock;

●	the extent to which we are able to raise additional capital in any equity, debt or licensing transaction;

●	market acceptance of our MicroCutter 5/80 in Europe and the United States once we improve the supply chain to enable the broader commercial launch;

●	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

●	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned MicroCutter product line;

●	our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof;

●	market acceptance and adoption of future products that we may commercialize;

●	our level of revenues;

●	costs associated with our sales and marketing initiatives and manufacturing activities;

●	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

●	securing, maintaining and enforcing intellectual property rights and the costs thereof;

●	the effects of competing technological and market developments; and

●	the timing of repayment of the principal of our $4.0 million loan to Century, and whether we are required to pay the penalty interest (which would amount to $0.8 million as of March 31, 2017).

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

Dextera Surgical Inc.
Date: May 10, 2017	/s/ Julian Nikolchev
Julian Nikolchev
President, Chief Executive Officer and Director, (Principal Executive Officer)

Date: May 10, 2017	/s/ Robert Y. Newell
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