Form 10-K
period 2017-06-30
DEXTERA SURGICAL INC
filed 2017-10-13
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company☑	Emerging Growth Company ☐
(Do not check if a smaller reporting company)

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2016, was approximately $7.6 million (based on the closing sales price of the registrant’s common stock as reported by the NASDAQ Global Market, on December 31, 2016). For purposes of this disclosure, shares of common stock held by each officer and director (and entities affiliated therewith) have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive. Excludes 191,474 shares of convertible preferred stock Series A, which the registrant does not consider common equity.

The number of shares of common stock outstanding as of October 3, 2017 was 48,206,226.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended June 30, 2017, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

  This Annual Report on Form 10-K contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘could,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘may,’’ ‘‘plan,’’ ‘‘potential,’’ ‘‘predict,’’ ‘‘project,’’ ‘‘should,’’ ‘‘will,’’ ‘‘would’’ and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, timeframes or achievements to be materially different from the information expressed or implied by these forward-looking statements. While we believe that we have a reasonable basis for each forward-looking statement, we caution you that these statements are based on a combination of facts and factors currently known by us and our projections of the future, about which we cannot be certain. We discuss many of these risks, uncertainties and other factors in greater detail under the heading ‘‘Risk Factors.’’ Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should carefully read this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

PART I

Item 1. Business

Overview

We are commercializing and developing the MicroCutter 5/80TM Stapler based on our proprietary ‘‘staple-on-a-strip’’ technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. Our proprietary ‘‘staple-on-a-strip’’ technology enables us to develop products with innovative features such as consistent staple forms, significantly reduced tool shaft diameter and increased articulation. Together these advances in stapler design enable surgeons to perform procedures on a broader array of patients and to develop procedural methods previously unattainable with existing products in the market. The MicroCutter 5/80, which is currently commercially available, is a cartridge-based stapler device with a 5 millimeter shaft diameter, 80 degrees of articulation in both directions, and a 30 millimeter staple line cleared for specified indications for use in the United States, and in the European Union, or EU, for a broader range of specified indications of use. We estimate that the commercially available MicroCutter 5/80, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

In January 2016, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, to use the MicroCutter 5/80 with a white reload, to deploy staples for use in thin tissue, and in July 2016, we received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, to deploy staples for use in medium thickness tissue, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, we conducted our evaluation of the MicroCutter 5/80, which deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through initial market preference testing to evaluate surgeons’ preferences and to validate the MicroCutter’s clinical benefits prior to broadening our commercial launch. We completed our market testing of the MicroCutter 5/80 with approximately 55 procedures and 200 staple cartridge deployments. In this market preference testing, the MicroCutter 5/80 demonstrated reliable and consistent hemostasis (stopping of the blood flow). Following our successful evaluation of the MicroCutter 5/80, we expanded our commercial launch to a select group of customers in the U.S. and Europe. We are conducting the MicroCutter-Assisted Thoracic Surgery Hemostasis, or MATCH, registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is an open-label, multi-center registry and we plan to enroll up to 120 patients requiring surgical stapling during a lobectomy (surgical removal of a lobe of an organ) or segmentectomy (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe. As of September 30, 2017, we had enrolled 107 patients in the MATCH registry.

In May 2017, we filed a 510(k) with the FDA seeking to expand the indications for use of the MicroCutter 5/80 to include surgery on solid organs, including liver, pancreas, kidney and spleen. We received clearance from the FDA for this 510(k) in August 2017.

Historically, we generated product revenues primarily from the sale of automated anastomotic systems, which are used by cardiac surgeons to perform coronary bypass surgery; however, we started generating revenues from the sales of our MicroCutter products since their introduction in Europe in December 2012 and in the United States in March 2014, and through June 30, 2017, we have generated $2.9 million of net product revenues from the commercial sales of the MicroCutter products. In October 2016, we entered into a marketing and distribution agreement with B. Braun Surgical S.A., or B Braun, for B. Braun to sell our MicroCutter 5/80 surgical stapler in Spain. In March 2017, we and B. Braun, the distribution arm of the B. Braun Aesculap Group headquartered in Tuttlingen, Germany, completed an extensive training symposium for 48 Spanish surgeons in Tuttlingen led by key current U.S. and European surgeons who are users of the MicroCutter 5/80. If the B. Braun effort to market the MicroCutter in Spain is successful, we anticipate that B. Braun will want to distribute the MicroCutter in a number of other countries where they have extensive sales and marketing capabilities. In addition, we are currently in ongoing discussions with B. Braun to extend our business relationship on a more strategic level to include potential distribution rights for both our MicroCutter and cardiac products, a potential investment or potential sale of some or all of our assets.

On August 16, 2010, we entered into a license agreement with Intuitive Surgical Operations, Inc., or Intuitive Surgical, pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, excluding vascular anastomosis applications, On December 31, 2015, we and Intuitive Surgical amended the license agreement to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems. The six-month feasibility evaluation of our MicroCutterTM technology was completed successfully and Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System, and we and Intuitive Surgical entered into a joint development program in which Intuitive Surgical will be responsible for the development work on the stapler and we will be responsible for the development work on the stapler cartridge. Pursuant to the agreement, we will receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales, if any.

We have launched the MicroCutter 5/80 to a limited number of targeted clinical sites in the United States through a direct sales force. We plan for a broader launch of the MicroCutter 5/80 based on our experience from this limited product introduction. Over subsequent quarters, our plan is to hire sales representatives if we are able to raise sufficient additional funding. We are targeting our sales and marketing efforts in Europe on selected thoracic and general surgeons and hospitals directly through distributors. For the fiscal years ended June 30, 2017, we generated net revenue of $3.4 million, including $1.8 million from the sale of automated anastomotic systems, $1.2 million from commercial sales of the MicroCutter products, $0.3 million from license and development revenue and $0.1 million of royalty revenue.

We are dealing with a number of risks and challenges in meeting our business objectives. We need to raise additional capital or conclude a strategic partnership which includes an investment to enable us to maintain our business operations, and if we are unable to do so we will need to cease operations. In addition, we are not in compliance for continued listing with two listing requirements for the NASDAQ Capital Market - minimum stockholders’ equity of $2.5 million and share price greater than $1.00 per share - and expect that following the filing of this Form 10-K that NASDAQ will begin to take steps to delist our common stock from the NASDAQ Capital Market. Further, we have experienced interruptions in our ability to produce staple reload cartridges to meet customer demand and as of October 10, 2017, currently have a backorder of approximately $188,000 for MicroCutter 5/80 Staplers and reloads. We are working with our suppliers and our processing steps to solve our supply issues and we continue to work with our investment banker to evaluate and pursue strategic options including possible sales of the company or all or some of our assets. The discussion of future prospects of our business below is based on the assumption that we are able to obtain the necessary capital to continue to operate our business as described below.

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

Over the past thirty-five years, technological innovations such as enhanced imaging and instrumentation have facilitated visualization and surgical access through smaller and smaller incisions. These improvements have enabled surgeons to reduce patient trauma, hospital stays and morbidity, while improving recovery times and cosmetic results. This evolution has both been made possible by, and created opportunities for, the development of new categories of surgical devices.

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

Minimally invasive surgeons are using fewer and fewer abdominal and thoracic openings and ports, such as in single incision surgery or uniportal surgery, in which the surgeon operates almost exclusively through a single entry point. Unlike a traditional multi-port laparoscopic approach, single port surgery leaves only a single small scar. Single incision surgery has been used to perform many types of surgery, including removal of the appendix, gall bladder and portions of the lung or colon, as well as bariatric surgeries including gastric bypass and sleeve gastrectomy.

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

MicroCutter Product Development

We believe that our endoscopic MicroCutterTM design potentially addresses many of the limitations in currently available stapling products and provides surgeons with a smaller and more effective stapling and cutting device for more minimally invasive surgical procedures. Key features of our commercially available MicroCutter 5/80 and our planned MicroCutter products include:

•

Staple Design and Formation. Our MicroCutter products utilize our innovative three dimensional, or 3D, staple design, which we engineered in connection with our vascular anastomotic products, that in vascular applications allows single rows of staples to effectively prevent blood leakage at physiological blood pressures. These 3D staples allow for a large contact surface between staple and tissue, which is designed to improve sealing while reducing the likelihood of the staple cutting through tissue. These 3D staples are guided into their final shape by the anvil rather than forced to buckle as is the case with U-shaped wire staples, which reduces the forming forces and is designed to help reduce the likelihood of malformed staples. The 3D design with a rectangular cross-section increases staple stiffness compared to round wire, resulting in a much stronger final form that is more resistant to opening or yielding.

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

•

Articulation Rotation and Handling. End-effector size, articulation and rotation improve tissue access and ease of use, and we believe both are expected by surgeons in stapling devices. Our MicroCutter products articulate as much as 80 degrees in both directions, compared to the 45 degrees of maximum articulation achieved with the vast majority of currently marketed linear stapling technologies. In addition, all of our planned future MicroCutter products, if we are able to develop them, are planned to be designed to enable 360-degree rotation of the end-effector. Our MicroCutter 5/80 is a single-hand operated device: 360-degree rotation with up to 80-degree articulation accomplished with two articulation buttons integrated into a single knob at the end of the handle.

MicroCutter Products and Planned Future Products

We have begun a controlled commercial launch, in Europe and the U.S., of the MicroCutter 5/80. Once the MicroCutter 5/80 has received broad commercial acceptance, subject to regulatory clearances and our obtaining sufficient funds to do so, we intend to launch a full range of surgical stapling devices that cover the needs of thoracic, pediatric, bariatric, colorectal and general surgeons as shown in the table below. These future products, if developed, would provide staple line lengths from 30 to 45 millimeters, come in shaft diameters ranging from five to ten millimeters, accommodate staple heights from 2.0 to 5.3 millimeters, articulate up to 80 degrees, and would have a cartridge-based or reload-based design combined with our unique “staple-on-a-strip” technology. In addition, subject to the caveats set forth above, we intend to expand the MicroCutter product line by introducing products with flexible shafts to facilitate minimally invasive procedures. The MicroCutter 5/80 is our only currently commercial product and the only current product we are actively developing. The following table summarizes our current and planned MicroCutter product line.

MicroCutter Product Line
Product Family	Staple Line Length	Shaft	Articulation	Status
MicroCutter 5/80	30 mm	5 mm, Rigid	Up to 80 degrees	Limited market launch in the U.S. and in select countries in Europe
MicroCutter XCHANGE 45	45 mm	8 mm, Rigid	Up to 80 degrees	In development phase
MicroCutter FLEXCHANGE 30	30 mm	5 mm, Flexible	Up to 80 degrees	In concept phase

MicroCutter 5/80 and XCHANGE Product Family

The MicroCutter 5/80 and XCHANGE names refer to the current and planned group of cartridge-based MicroCutter products with rigid shafts that include our proprietary “staple-on-a-strip” technology. The first product in this family is the MicroCutter 5/80 with a 30 mm staple line length. This 5 mm stapling device has been developed with up to 80 degrees of articulation. We also developed and launched additional versions of the MicroCutter 5/80 including reloads with a curved plastic tip at the distal end to facilitate surgeon vision and access for vascular surgical procedures and are developing a version of the MicroCutter 5/80 with a shorter shaft to facilitate certain surgeries. Subsequently, the MicroCutter XCHANGE 45 with 45mm staple line length, if developed, will also be cartridge-based. We believe that the MicroCutter 5/80 is and will be differentiated in the market compared to currently marketed staplers due to its significantly reduced size and ability to articulate up to 80 degrees.

MicroCutter FLEXCHANGE Planned Product

The MicroCutter FLEXCHANGE name refers to the planned reload-based MicroCutter product with a flexible shaft that will also include our proprietary “staple-on-a-strip” technology. The only product currently planned with this feature is the MicroCutter FLEXCHANGE 30 with a 30 mm staple line length. We expect this product would be the first and only 5 mm stapling device available on the market with a flexible shaft and, if developed, would be developed with up to 80 degrees of articulation in both directions as currently there are no other products on the market that have these characteristics. This device is planned to facilitate endoscopic procedures requiring cutting and stapling.

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

MicroCutter Product Sales and Marketing

Total product sales of our MicroCutter products were $1.2 million, $0.4 million and $0.7 million for fiscal years ended June 30, 2017, 2016 and 2015, respectively, representing 35%, 9% and 23% of total revenues for fiscal years ended June 30, 2017, 2016 and 2015, respectively.

United States

We have launched the MicroCutter 5/80 to a limited number of targeted clinical sites in the United States. We are learning from these sites the time and training required to achieve routine clinical adoption of the MicroCutter 5/80. We will base a broader launch of the MicroCutter 5/80 on our experience from this limited product introduction. Over subsequent quarters, our plan is to hire sales representatives to expand our launch in the United States. We initiated the MATCH registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. We plan to enroll up to 120 patients requiring surgical stapling during a lobectomy of the lung (surgical removal of a lobe of an organ) or segmentectomy of the lung (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe. As of September 30, 2017, we had enrolled 107 patients in the MATCH registry. Additionally, in May 2017 we submitted a 510(k) to the FDA seeking to expand the indications for use of the MicroCutter to include liver, pancreas, kidney and spleen surgery. We received clearance from the FDA for this 510(k) in August 2017.

Total U.S. product sales of our MicroCutter products were $0.3 million, $0.1 million and $0.5 million for fiscal years ended June 30, 2017, 2016 and 2015, respectively, representing 8%, 2% and 17% of total revenue for fiscal years ended June 30, 2017, 2016 and 2015, respectively.

International

We are targeting our sales and marketing efforts in Europe on selected thoracic and general surgeons and hospitals with an emphasis on video-assisted thoracic surgery, or VATS. We have a number of VATS hospitals and surgeons in Germany and plan to expand to other countries in Europe through our distributors.

Total international product sales of our MicroCutter products were $0.9 million, $0.3 million and $0.2 million for fiscal years ended June 30, 2017, 2016 and 2015, respectively, representing 27%, 7% and 7% of total revenue for fiscal years ended June 30, 2017, 2016 and 2015, respectively.

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

Three large competitors, Ethicon, part of Johnson & Johnson, Covidien, now part of Medtronic, and Intuitive Surgical currently control more than 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon, Covidien, which acquired a small competitor, Power Medical, and Intuitive Surgical each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable or reusable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult and the failure to establish a market for our products would have a material adverse effect on our business. A private company, JustRight Surgical, LLC, has announced FDA 510(k) clearance for a 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability with only one staple size for very thin tissue and does not have articulation compared to the MicroCutter 5/80. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

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

•

Handling features. Our anastomotic systems can create anastomoses more rapidly than hand suturing, resulting in a surgical procedure that can be performed more quickly. For example, the PAS-Port system can be set-up and deployed in approximately three minutes compared with approximately ten to 25 minutes for a hand-sewn anastomosis. In addition, the system is easy to use, typically requiring only a few hours of training to become technically proficient in the technique. The C-Port system is compatible with coronary arteries as small as 1.3 millimeters in internal diameter, which is typically the lower limit of target vessels considered to be candidates for revascularization. The C-Port system can also be deployed at various angles, allowing access to all coronary targets during both on- and off-pump procedures. Both the C-Port system and the PAS-Port system are designed as integrated products, where all steps necessary to create an anastomosis are performed by a single tool, with one user interface. The need for target vessel preparation is minimal for the PAS-Port system, a feature that is especially important in patients undergoing a second or third coronary bypass procedure with the presence of significant scarring in and around the heart and aorta.

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

Our Cardiac Products

We currently market three proprietary products to perform anastomoses, the C-Port xA system, the C-Port Flex A system and the PAS-Port system. The C-Port systems automate a distal anastomosis between the graft vessel and target artery. The C-Port xA system was developed to use veins and arteries as the bypass graft vessel and received 510(k) clearance in November 2006. A new generation of the C-Port xA system, the C-Port Flex A system, designed to further enable minimally invasive CABG surgery, received 510(k) clearance in March 2007. Each of our C-Port systems has received the CE Mark for sales in Europe. As of June 30, 2017, we had sold an aggregate of over 15,300 units of all the versions of our C-Port systems. The PAS-Port system automates the performance of a proximal anastomosis between a graft vessel, typically a saphenous vein, and the aorta. The PAS-Port system received 510(k) clearance in September 2008 following successful completion of a prospective, international, randomized study. Our PAS-Port system also has received the CE Mark. The PAS-Port system is marketed in the United States, Europe and Japan. As of June 30, 2017, over 47,600 PAS-Port systems had been sold, primarily in Japan and the United States.

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

International

We currently distribute our PAS-Port system in Japan through our exclusive distributor, Century Medical, Inc., or Century, pursuant to a distribution agreement entered into in June 2003, which has been subsequently amended. The latest amendment, effective July 1, 2014, among other things, extended the term of the distribution agreement for another five years, extending the expiration date to July 31, 2019.

For the fiscal years ended June 30, 2017, 2016 and 2015, sales to Century accounted for approximately 21%, 21% and 28%, respectively, of our total revenue and approximately 24%, 34% and 28%, respectively, of our product sales. Our agreement with Century pertaining to the PAS-Port system, as amended, expires in July 2019, but automatically renews for an additional five-year term if Century meets certain sales milestones. Either party may terminate this agreement if the other party defaults in performance of material obligations and such default is not cured within a specified period or if the other party becomes insolvent or subject to bankruptcy proceedings. In addition, we may terminate the agreement within 90 days following a change of control by payment of a specified termination fee.

For the fiscal years ended June 30, 2017, 2016 and 2015, sales to Herz-Und Diabeteszentrum in Germany, a customer for our C-Port and PAS-Port systems, accounted for approximately 8%, 8% and 10%, respectively, of our total revenue and approximately 9%, 13% and 10%, respectively, of our product sales.

For the fiscal years ended June 30, 2017, 2016 and 2015, sales to B. Braun in Spain, a customer for our MicroCutter systems, accounted for approximately 9%, 0% and 0%, respectively, of our total revenue and approximately 10%, 0% and 0%, respectively, of our product sales.

Total product sales of our C-Port and PAS-Port systems were $1.8 million, $2.1 million and $2.2 million, for fiscal years ended June 30, 2017, 2016 and 2015, respectively. Total product sales of our C-Port and PAS-Port systems represented 54%, 53% and 74% of total revenues for fiscal years ended June 30, 2017, 2016 and 2015, respectively.

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

Manufacturing

Our manufacturing operations, sterile products manufacturing, assembly, packaging, storage and shipping, as well as our research and development laboratories and administrative activities all take place at our headquarters facility. Our lease expires on August 31, 2018, with the option to extend for a period of three years beyond the expiration date. We are also exploring other leasing space in the San Francisco Bay Area.

We believe our manufacturing operations are in compliance with regulations mandated by the FDA and European Union. Our quality system is International Standards Organization, or ISO, 13485:2003 certified. In connection with our CE mark approval and compliance with European quality standards, our facility was initially certified in June 2002 and has been inspected annually thereafter.

There are a number of critical components and sub-assemblies required for manufacturing the MicroCutter product line and C-Port and PAS-Port systems that we purchase from third-party suppliers. The vendors for these materials are qualified using defined processes within our quality system and include evaluation and monitoring of their performance over time. We audit our critical component manufacturers on a regular basis and at varied intervals based on the nature and complexity of the components they provide and the risk associated with the components’ failure.

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

We have experienced interruptions in our ability to produce staple reload cartridges to meet customer demand and as of October 10, 2017, have a backorder of approximately $188,000 for MicroCutter 5/80 Staplers and reloads. Our production of reloads requires a staple supply that is dependent on a number of processing steps beginning with the properties of the raw material, which is medical grade stainless steel. Each step in the process from stamping, electropolishing, bending the staple strip and laser welding it in the reload cartridge all can have an impact on the acceptable performance of the staples. We are working with our suppliers and the processing steps to resolve performance issues and ensure adequate supply.

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

Research and Development

As of June 30, 2017, we had 15 employees in our research and development department. Future research and development efforts, if we are able to obtain funding to do so, will involve development of the MicroCutter in a variety of formats that accommodate different staple sizes and staple line lengths and different tool form factors, such as flexible versus rigid shafts, reloads with a curved plastic tip at the distal end to facilitate surgeon vision and access for vascular surgical procedures, and a shorter shaft to facilitate certain surgeries. We are also exploring the development of other products that can be derived from our core technology platform and intellectual property. Research and development expenses for fiscal years ended June 30, 2017, 2016 and 2015 were $6.6 million, $6.3 million and $7.3 million, respectively. Even if we are able to obtain additional funding to continue our business, we expect research and development expenses to decrease slightly in absolute dollar terms in fiscal year 2018 due to less spending in prototype and design materials and consulting, partially offset by increases in salaries and benefits, tooling and NRE expenses.

Patents and Intellectual Property

We believe our competitive position will depend significantly upon our ability to protect our intellectual property. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our technology, inventions and improvements that are important to the development of our business. As of June 30, 2017, we had 148 issued U.S. patents, of which 55 are related to our MicroCutter products, 29 additional U.S. patent applications, of which 21 are related to our MicroCutter products, 28 issued foreign patents, of which 12 are related to our MicroCutter products, and another 39 patent applications filed in select international markets, of which 34 are related to our MicroCutter products. Our issued patents expire between 2018 and 2034, with the issued patents related to our MicroCutter products expiring between 2027 and 2034.

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

Patent applications in the United States and in foreign countries are maintained in secrecy for a period of time after filing, which results in a delay between the actual discoveries and the filing of related patent applications and the time when discoveries are published in scientific and patent literature. Patents issued and patent applications filed relating to medical devices are numerous, and there can be no assurance that current and potential competitors and other third parties have not filed or in the future will not file applications for, or have not received or in the future will not receive, patents or obtain additional proprietary rights relating to products, devices or processes used or proposed to be used by us. We are aware of patents issued to third parties that contain subject matter related to our technology. We believe that the technologies we employ in our products and systems do not infringe the valid claims of any such patents. There can be no assurance, however, that third parties will not seek to assert that our devices and systems infringe their patents or seek to expand their patent claims to cover aspects of our products and systems, or that we will have the financial resources to defend our intellectual property.

The medical device industry, in general, and the industry segment that includes products for the treatment of cardiovascular disease in particular, has been characterized by substantial litigation regarding patents and other intellectual property rights. Any such claims, regardless of their merit, could be time-consuming and expensive to respond to and could divert our technical and management personnel. We may be involved in litigation to defend against claims of infringement by other patent holders, to enforce patents issued to us, or to protect our trade secrets. If any relevant claims of third-party patents are upheld as valid and enforceable in any litigation or administrative proceeding, we could be prevented from practicing the subject matter claimed in such patents, or would be required to obtain licenses from the patent owners of each such patent, or to redesign our products, devices or processes to avoid infringement. There can be no assurance that such licenses would be available or, if available, would be available on terms acceptable to us or that we would be successful in any attempt to redesign our products or processes to avoid infringement. Further, we currently do not have the financial resources to defend our intellectual property, and there is no assurance that we would have the financial resources to defend our intellectual property in the future. Accordingly, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, which would have a material adverse effect on our business, financial condition and results of operations. Costly and time-consuming litigation brought by us may be necessary to enforce patents issued to us, to protect trade secrets or know-how owned by us or to determine the enforceability, scope and validity of the proprietary rights of others, and we currently do not have the resources to engage in such litigation. See “Risk Factors.”

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

Clinical Trials. Clinical trials are generally required to support a PMA application and are sometimes required for 510(k) clearance. To perform a clinical trial in the United States for a significant risk device, prior submission of an application for an Investigational Device Exemption, or IDE, to the FDA is required. An IDE supplement must also be submitted before initiating a new clinical study under an existing IDE, such as initiating a pivotal trial following the conclusion of a feasibility trial. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, and any available data on human clinical experience, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The animal and laboratory testing must meet the FDA’s good laboratory practice requirements.

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

We are also subject to various federal and state marketing expenditure tracking and reporting laws, such as the federal Physician Payments Sunshine Act, which generally require certain types of expenditures in the United States to be tracked and reported. Several states have enacted legislation requiring pharmaceutical and medical device companies to establish marketing compliance programs. Compliance with such requirements may require investment in infrastructure to ensure that tracking is performed properly, and some of these laws result in the public disclosure of various types of payments and relationships.

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

In Canada, medical devices are regulated by the Therapeutic Products Directorate of Health Canada (“TPD”) and are licensed for sale through submission to the TPD. The timeline for approval is similar to that of the FDA’s 510(k) process. All class II, III and IV Medical Device Licenses (“MDL”) in Canada also require a valid International Organization for Standardization (ISO), 13485 or ISO 13488 Quality System Certificate from a registrar recognized by the Canadian Medical Devices Conformity Assessment System (“CMDCAS”).

Employees

As of June 30, 2017, we had 50 employees, including 16 employees in manufacturing, 5 employees in sales and marketing, 5 employees in clinical, regulatory and quality assurance, 9 employees in general and administrative and 15 employees in research and development. We believe that our future success will depend upon our continued ability to attract, hire and retain qualified personnel, and we currently do not have the funds to do so. None of our employees is represented by a labor union or party to a collective bargaining agreement, and we believe our employee relations are good.

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

Executive Officers of the Registrant

The following table sets forth certain information concerning our executive officers as of September 30, 2017:

Name	Age	Position
Julian Nikolchev	63	President, Chief Executive Officer, and Director
Thomas Palermo	55	Chief Operations Officer
Robert Y. Newell	69	Vice President, Finance and Chief Financial Officer
Liam J. Burns	51	Vice President, Worldwide Sales and Marketing
Gregory P. Watson	61	Vice President, Operations

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

Robert Y. Newell has been our Vice President, Finance and Chief Financial Officer since March 2003 and was Vice President, Finance and Operations, from July 2005 to July 2008. From January 2000 to February 2003 he was Vice President, Finance and Chief Financial Officer for Omnicell, Inc., a hospital supply and medication management company. Mr. Newell was also a director of ARI Network Services, Inc., a software as a service company, until it was acquired in August 2017. Mr. Newell holds a B.A. degree in Mathematics from the College of William & Mary and an M.B.A. degree from the Harvard Business School.

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

Our development efforts have consumed substantial capital to date. As of June 30, 2017, we had approximately $6.0 million of cash and cash equivalent, and $4.0 million of debt principal outstanding. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted at least through the end of December 2017.

We may be able to extend this time period to the extent that we raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong.

Because we do not anticipate that we will generate sufficient product sales to achieve profitability for the next several years, if at all, we will need to raise substantial additional capital to finance our operations in the future. To raise capital, we may seek to sell additional equity or debt securities, obtain a credit facility or enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. However, we cannot be certain that additional funding of any kind will be available on acceptable terms, or at all. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional funding or enter into a strategic transaction in a timely manner. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. If adequate funds are not available or revenue from product sales do not increase, we would be required to further reduce our workforce, or delay, reduce the scope of or eliminate our commercialization efforts with respect to one or more of our products or one or more of our research and development programs. Failure to raise additional capital may result in our ceasing to be publicly traded or ceasing operations.

Our independent registered public accounting firm has indicated that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended June 30, 2017, were prepared on a basis that our business would continue as a going concern in accordance with United States generally accepted accounting principles. This basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As more fully discussed in Note 1 of Notes to Consolidated Financial Statements, we believe our existing cash and cash equivalents of $6.0 million as of June 30, 2017 will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted at least through the end of December 2017, subject to certain conditions.  We believe there is substantial doubt about our ability to continue as a going concern as we do not currently have sufficient cash resources to fund our operations through the second half of our fiscal year ending June 30, 2018.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. Our independent registered public accounting firm has indicated in their audit report on our fiscal 2017 financial statements that our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. We will be forced to delay or reduce the scope of our MicroCutter development program and/or limit or cease our operations if we are unable to raise substantial additional funding to meet our working capital needs. However, we cannot guarantee that we will be able to obtain sufficient additional funding or that such funding, if available, will be obtainable on terms satisfactory to us. In the event that these plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

We have a history of net losses, which we expect to continue for the foreseeable future, and we are unable to predict the extent of future losses or when we will become profitable, if at all.

We have incurred annual net losses since our inception in October 1997. As of June 30, 2017, our accumulated deficit was approximately $222.9 million. We expect to incur substantial additional losses until we can achieve significant commercial sales of our products, which depend upon a number of factors, including raising additional capital to conduct our business, increased commercial sales of our C-Port and PAS-Port systems, as well as increased sales of our commercially launched MicroCutter products in Europe and in the United States.

Our ability to become and remain profitable depends upon our ability to generate significantly higher product sales. Our ability to generate significant and sustained revenue depends upon a number of factors, including:

•	raising additional capital to conduct and build our business;

•	achievement of broad acceptance for the MicroCutter 5/80 in Europe and in the United States, as well as any future products that we may commercialize;

•	achievement of international and U.S. regulatory clearance or approval for additional products; and

•	successful sales, manufacturing, marketing and distribution of our products.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter XCHANGE 30 in Europe in December 2012, and in the United States in March 2014, and through June 30, 2017 we have generated $2.9 million of net product revenues from the commercial sales of MicroCutter products. Sales of our products, license and development and royalty activities generated revenues of $3.4 million, $4.1 million and $3.0 million for fiscal years ended June 30, 2017, 2016 and 2015, respectively. We intend to continue to sell our automated anastomotic systems internationally through distributors and through independent sales representatives in the United States. As such, we do not anticipate that we will generate significantly higher products sales in the next few quarters.

Our cost of product sales was 124%, 154% and 145% of our net product sales for fiscal years ended June 30, 2017, 2016 and 2015, respectively. We expect higher cost of product sales relative to revenue from product sales for the foreseeable future due to costs associated with commercializing our MicroCutter 5/80. If, over the long term, we are unable to reduce our cost of producing goods and expenses relative to our net revenue, we will not achieve profitability even if we are able to generate significant product sales and raise additional capital to sustain our business. Our failure to achieve and sustain profitability would negatively impact the market price of our common stock.

We have a material weakness in our internal control over financial reporting, and if we fail to remediate the material weakness, or experience any additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls in the future, we may not be able to accurately report our financial condition or results of operations which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of our financial statements as of and for the year ended June 30, 2017, we identified a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board of the United States. Our management has determined that we had a material weakness in our internal control over financial reporting as of June 30, 2017, because we did not adequately review the accounting surrounding our equity-linked financial instruments.

We are enhancing our internal controls, processes and related documentation necessary to remediate our material weakness. We may not be able to complete our remediation, evaluation and testing in a timely fashion. If we are unable to remediate this material weakness, or if we identify one or more other material weaknesses in our internal control over financial reporting, we will continue to be unable to conclude that our internal controls are effective. The effectiveness of our controls and procedures may be limited by a variety of factors, including:

●	faulty human judgment and simple errors, omissions or mistakes;

●	fraudulent action of an individual or collusion of two or more people;

●	inappropriate management override of procedures; and;

●	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial control.

When we cease to be a “smaller reporting company” under the federal securities laws, our auditors will be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

Existing lenders may have rights to our assets that are senior to our stockholders.

      An existing debt arrangement with our current distributor and lender Century under which, as of June 30, 2017, $4.0 million of principal is outstanding, as well as potential future arrangements with other lenders, allow or may allow these lenders to have priority over our stockholders to our assets, including our intellectual property should we be in default of our obligations to the lenders. The proceeds of any sale or liquidation of our assets under these circumstances would be applied first to any of our debt obligations.

If we do not raise additional funds, our common stock may be subject to delisting from the NASDAQ Capital Market.

On February 16, 2017, we received a letter from the staff of The NASDAQ Stock Market LLC (“NASDAQ”) notifying us that our stockholders’ equity reported in our Form 10-Q for the period ended December 31, 2016, was less than $2.5 million, the minimum required by the continued listing requirements of NASDAQ listing rule 5550(b)(1). At that time, our stockholders’ equity was reported at $0.4 million. As provided in the NASDAQ rules, we had 45 calendar days, or until April 3, 2017, to submit a plan to regain compliance, which plan was submitted prior to April 3, 2017. On May 15, 2017, we completed the underwritten public offering of 8,000 shares of our convertible preferred stock Series B and related warrants at a price to the public of $1,000 per share of convertible preferred stock Series B for gross proceeds of $8 million, prior to deducting underwriting discounts and commissions and offering expenses payable by us, which increased in our stockholders’ equity in excess of the minimum $2.5 million requirement.

On May 23, 2017, we received a letter from the staff of The NASDAQ Stock Market LLC notifying us that as a result of our assertion that our convertible preferred stock Series B and related warrants offering had increased our stockholders’ equity in excess of the minimum $2.5 million requirement, the staff had determined that we were in compliance with the continued listing requirements of NASDAQ listing rule 5550(b)(1). However, the letter stated that if we were to fail to evidence compliance upon filing our next periodic report, which this Annual Report on Form 10-K for the year ended June 30, 2017 represents, we may become subject to delisting. As a result of a net loss of $5.2 million in the fourth quarter of fiscal year 2017 and the requirement that we account for our warrants as liabilities, we had a stockholders’ deficit at June 30, 2017 of $8.4 million, which is below the minimum $2.5 million stockholders’ equity requirement.

If subsequent to the filing of this Annual Report on Form 10-K for the year ended June 30, 2017, we receive written notification from staff of The NASDAQ Stock Market LLC notifying us of potential delisting due to non-compliance with the $2.5 million stockholders’ equity minimum required by the continued listing requirements of NASDAQ listing rule 5550(b)(1), we intend to appeal the delisting notice to the NASDAQ hearings panel, and develop a plan to satisfy the stockholders’ equity requirement to reach compliance and to continue listing on The NASDAQ Capital Market. We cannot guarantee that we will be able to develop such a plan or, if we are able to do so, that NASDAQ would accept it. If we cannot develop a plan, or if we do, and it is not accepted, or if we are not granted an extension, then our common stock could be delisted from The NASDAQ Capital Market.

If our common stock is delisted, this would, among other things, substantially impair our ability to raise additional funds and could result in a loss of institutional investor interest and fewer development opportunities for us.

If our stock price does not increase, our common stock may be subject to delisting from the NASDAQ Capital Market.

Our common stock has not closed at or above $1.00 per share since April 18, 2017. On June 1, 2017, we received a letter from the listing qualifications department staff of the NASDAQ Stock Market notifying us that for the last 30 consecutive business days the bid price of our common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of NASDAQ listing rule 5550(a)(2). In accordance with listing rule 5810(c)(3)(A), we have 180 calendar days, or until November 28, 2017, to regain compliance with the minimum bid price rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days before November 28, 2017. On October 10, 2017, the closing price of a share of our common stock was $0.215.

If our common stock does not achieve compliance by November 28, 2017, NASDAQ could provide notice that our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, NASDAQ rules permit us to appeal any delisting determination by the NASDAQ staff to a Hearings Panel.

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

The current unit costs for our products, based on limited manufacturing volumes, are very high and for the MicroCutter 5/80 are in excess of revenues per unit. Our cost of product sales was 124%, 154% and 145% of our net product sales for fiscal years ended June 30, 2017, 2016 and 2015, respectively. It will be necessary to achieve economies of scale to become profitable. Certain of our manufacturing processes are labor intensive, and achieving significant cost reductions will depend in part upon reducing the time required to complete these processes. We cannot assure you that we will be able to achieve cost reductions in the manufacture of our products and, without these cost reductions, our business may never achieve profitability.

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

We have expended significant time, money and effort in the development of our MicroCutter product line and, in particular, our MicroCutter 5/80. We are continually working to improve the performance of the MicroCutter 5/80 and address issues as they arise, such as occurred in June 2017 when we placed a temporary shipping hold on the MicroCutter 5/80 and reload cartridges due to a clamping issue, which issue has since been resolved. Recently, we have encountered challenges with variability in our raw materials, specifically qualifying certain staple lots. This situation has reduced our ability to ship product to meet the growing demand of our customers. If we are not successful in improving the performance of the MicroCutter 5/80 and achieving market adoption of the MicroCutter 5/80 in Europe and the United States, we may never generate substantial revenue from this product line, and our business, financial condition and results of operations would be materially and adversely affected, and we may be forced to cease operations. We anticipate that our ability to increase our revenue significantly will depend on the continued adoption of the MicroCutter 5/80 in Europe, and adoption of the MicroCutter 5/80 in the United States, and our ability to expand our MicroCutter product line.

A number of factors will influence our ability to gain clinical adoption of the MicroCutter 5/80 and any future MicroCutter products:

●	our ability to raise additional capital to continue our business;

●	our ability to resolve manufacturing issues with the staples for our Microcutter 5/80;

●

in many surgical specialties, the use of laparoscopic and open surgical stapling devices is routine in clinical practice and an accepted standard of care. Three large companies, Ethicon, part of Johnson & Johnson, Covidien, now part of Medtronic, and Intuitive Surgical dominate the market for surgical stapling devices. For our products to be clinically adopted, they must show benefits that are significant enough for surgeons to communicate their preference and to overcome any constraints on their hospitals’ ability to purchase competing products, such as purchasing contracts, to buy one of our stapling products to replace a competing device;

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

We have limited experience as a company in the sale, marketing and distribution of our products. To commercialize the MicroCutter 5/80 in the United States, we have completed our market preference testing of the MicroCutter 5/80 and will need to build a sales force, which will take additional funds, which we currently do not have. Century is responsible for marketing and commercialization of cardiac and MicroCutter products in Japan. To promote our current and future products in the United States, Canada and Europe, we must develop sales, marketing and distribution capabilities or make arrangements with third parties to perform these services. Competition for qualified sales personnel is intense. Developing a sales force is expensive and time consuming and could delay any product launch. We may be unable to establish and manage an effective sales force in a timely or cost-effective manner, if at all, and any sales force we do establish may not be capable of generating sufficient demand for our products. We have entered into arrangements with third parties to perform sales and marketing services, which may result in lower product sales than if we directly marketed and sold our products. We expect to rely on third-party distributors or independent sales representatives for substantially all of our sales. If we are unable to raise additional funds and establish adequate sales and marketing capabilities, independently or with others, we may not be able to generate significant revenue and may not become profitable.

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

We have suspended development of other potential products in our planned MicroCutter product line until the development and commercialization of the MicroCutter 5/80 have been completed and we have sufficient funds to develop these additional potential products, which we currently do not have. We completed our evaluation of the MicroCutter 5/80, which deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broadening our commercial launch. Following our successful evaluation of the MicroCutter 5/80, we expanded our commercial launch to a select group of customers in the U.S. and Europe. Our production of reloads requires a staple supply that is dependent on a number of processing steps beginning with the properties of the raw material, which is medical grade stainless steel. Each step in the process from stamping, electropolishing, bending the staple strip and laser welding it in the reload cartridge all can have an impact on the acceptable performance of the staples. We are working with our suppliers and the processing steps to resolve performance issues and ensure adequate supply. Significant additional research and development and financial resources will be required to continue the development of the other products in our planned product line into commercially viable products and to obtain necessary regulatory clearances to commercialize the devices. We cannot assure you that we will be able to raise the funds to develop additional products, that our development efforts will be successful or that they will be completed, and we may never be successful in developing a viable product for the markets intended to be addressed by our other potential MicroCutter products. Further, even if we do successfully develop any of these MicroCutter products, we may not be successful in commercializing them for any number of reasons, including failure or delays in obtaining regulatory clearances, or if surgeons do not perceive the benefits of these products to be significantly greater than current established products. We may also face additional competition from branded, patent-protected products, as well as generic stapling products similar to currently commercially available products following expiration of patents on our competitors’ products, which could create greater price competition and decrease the revenue potential of our MicroCutter products. Our failure to successfully develop our other MicroCutter products and the failure of our MicroCutter 5/80 would have a material adverse effect on our business, growth prospects and ability to raise additional capital.

Healthcare reform measures could hinder or prevent the commercial success of our products.

The pricing and reimbursement environment may change in the future and become more challenging as a result of any of several possible regulatory developments, including policies advanced by the United States government, new healthcare legislation, repeal or reform of the Affordable Care Act or fiscal challenges faced by government health administration authorities. The U.S. government has shown significant interest in pursuing healthcare “reform” and reducing healthcare costs. For example, aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, were implemented starting in 2013. Any government-adopted reform measures that decrease the amount of reimbursement available from governmental and other third-party payers could potentially adversely affect our business.

Our PAS-Port and C-Port systems, our MicroCutter 5/80, and future products may face future development and regulatory difficulties and limitations on use.

Even though the current generations of the C-Port and PAS-Port systems and MicroCutter 5/80 have received U.S. regulatory clearance, the FDA may still impose significant restrictions on the indicated uses or marketing of these products or ongoing requirements for potentially costly post-clearance studies. The FDA permits commercial distribution of most new medical devices only after the device has received 510(k) clearance or is the subject of an approved PMA.  Any of our future products, including planned products in our MicroCutter product line and any future generations of the C-Port and PAS-Port systems, may not obtain regulatory clearances required for marketing or may face these types of restrictions or requirements.

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

The commencement or completion of any clinical trials that we may conduct may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	the lack of sufficient funds to commence or complete the clinical trial;

•	the FDA or other regulatory authorities suspend or place on hold a clinical trial, or do not approve a clinical trial protocol or a clinical trial;

•	the data and safety monitoring committee of a clinical trial recommends that a trial be placed on hold or suspended;

•	patients do not enroll in clinical trials at the rate we expect;

•	patients are not followed-up at the rate we expect;

•	clinical trial sites decide not to participate or cease participation in a clinical trial;

•	patients experience adverse side effects or events related to our products;

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

•

regulatory inspections of our clinical trials or manufacturing facilities may, among other things, require us to undertake corrective action or suspend or terminate our clinical trials if inspectors find us not to be in compliance with regulatory requirements;

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

We derive a substantial portion of our revenue from sales to Century, our distributor in Japan, Herz-Und Diabeteszentrum a hospital in Germany and B. Braun, our distributor in Spain. The loss of these customers would cause a decrease in revenue and, consequently, an increase in net loss. For fiscal years ended June 30, 2017, 2016 and 2015, sales to Century accounted for approximately 24%, 34% and 28%, respectively, sales to Herz-Und Diabeteszentrum accounted for approximately 9%, 13% and 10%, respectively, and sales to B. Braun accounted for approximately 10%, 0% and 0%, respectively, of our total product sales. We expect these customers will continue to account for a substantial portion of our sales in the near term. As a result, if we lose these customers, our revenue and net loss would be adversely affected. In addition, customers that have accounted for significant revenue in the past may not generate revenue in any future period. The failure to obtain new significant customers or additional orders from existing customers will materially affect our operating results.

If our competitors for our MicroCutter 5/80 have products that are marketed more effectively or are demonstrated to be safer or more effective than ours, our commercial opportunity for our MicroCutter 5/80 and any future MicroCutter products will be reduced or eliminated and our business will be harmed.

Although we have commercially launched our MicroCutter products in Europe and in the United States, we have generated minimal revenues from this launch through June 30, 2017. We only received the FDA 510(k) clearances for the MicroCutter XCHANGE 30 and blue reload in January 2014, and for the white reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in the small and large intestine, as well as the transection of the appendix. To further expand the use of the MicroCutter 5/80, we submitted 510(k) Premarket Notifications to the FDA, to expand the indications for use to include vascular structures, and in January 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload, and in July 2016 received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. The MicroCutter 5/80 competes in the market for stapling and cutting devices against laparoscopic stapling and sealing devices currently marketed around the world. We believe the principal competitive factors in the market for laparoscopic staplers include:

•	reduced product size;

•	ease of use;

•	product quality and reliability;

•	device cost-effectiveness;

•	degree of articulation;

•	surgeon relationships; and

•	sales and marketing capabilities.

Three large competitors, Ethicon, a part of Johnson & Johnson, Covidien, now part of Medtronic, and Intuitive Surgical currently control over 80% of this market. Other large competitors in the laparoscopic device market include Stryker Endoscopy and Olympus, which acquired another competitor, Gyrus Medical. Ethicon, Covidien, which acquired a small competitor, Power Medical and Intuitive Surgical each have large direct sales forces in the United States and have been the largest participants in the market for single use disposable laparoscopic stapling devices for many years. Competing against large established competitors with significant resources may make establishing a market for any products that we develop difficult which would have a material adverse effect on our business. A private company, JustRight Surgical, LLC, has announced FDA 510(k) clearance for a 5 millimeter stapler that could be considered competitive with our stapling products, but is more limited in availability of staple sizes and articulation compared to the MicroCutter 5/80. Further, we may also face additional competition from generic surgical stapling products similar to currently commercially available products following expiration of patents on our competitors’ products.

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

Our business and future operating results depend significantly on the continued contributions of our key technical personnel and senior management. Future changes to our executive and senior management teams, including new executive hires or departures, could cause disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel. The current financial position in which we are may make it difficult to retain our key personnel. The loss of key employees, the failure of any key employee to perform or our inability to attract and retain skilled employees, as needed, could materially adversely affect our business, financial condition and results of operations.

As of June 30, 2017, we had 50 employees. We will need to maintain an appropriate level of managerial, operational, financial and other resources to manage and fund our operations and clinical trials, continue our research and development activities and commercialize our products, and we expect our past reductions in force and our current financial position will impair our ability to maintain or increase our product sales. It is possible that our management and scientific personnel, systems and facilities currently in place may not be adequate to maintain future operating activities, and we may be required to effect additional reductions in force.

We may in the future be a party to patent litigation and administrative proceedings that could be costly and could interfere with our ability to sell our products.

The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. We may become a party to patent infringement claims and litigation, interference or derivation proceedings declared by the U.S. Patent and Trademark Office to determine the priority of inventions, or invalidity proceedings at the Patent Trial and Appeal Board of the U.S. Patent and Trademark Office. The defense and prosecution of these matters are both costly and time consuming, and we currently do not have the funds to engage in such litigation. Additionally, we may need to commence proceedings against others to enforce our patents, to protect our trade secrets or know-how or to determine the enforceability, scope and validity of the proprietary rights of others. These proceedings would result in substantial expense to us and significant diversion of effort by our technical and management personnel, and we currently do not have the funds to engage in such litigation.

      While we are not aware of any patents issued to third parties that contain subject matter materially related to our technology, there may be patents held by third parties of which we are not aware that contain subject matter materially related to our technology. We cannot assure you that third parties will not assert that our products and systems infringe the claims in their patents or seek to expand their patent claims to cover aspects of our products and systems. An adverse determination in litigation, derivation or interference proceedings to which we may become a party could subject us to significant liabilities, which we may not have the funds to pay, or require us to seek licenses. In addition, if we are found to willfully infringe third-party patents, we could be required to pay treble damages in addition to other penalties, which we may not have the funds to pay. Although patent and intellectual property disputes in the medical device area have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include ongoing royalties. We may be unable to obtain necessary licenses on satisfactory terms, if at all. If we do not obtain necessary licenses, we may be required to redesign our products to avoid infringement, and it may not be possible to do so effectively. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our MicroCutter products, the C-Port or PAS-Port systems, or any other product we may develop, which would have a significant adverse impact on our business.

Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

We rely upon patents, trade secret laws and confidentiality agreements to protect our technology and products. Our pending patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we have obtained or will obtain in the future might be invalidated or circumvented by third parties. If any challenges are successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors or former or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized use and disclosure of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be adequate. In addition, the laws of some countries in which we sell, or in the future may sell, products, may not protect our intellectual property rights to the same extent as the laws of other countries in which we sell our products, or may sell our products in the future. To the extent that our intellectual property protection is inadequate, we are exposed to a greater risk of direct competition. In addition, competitors could purchase any of our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts or design around our protected technology. If our intellectual property is not adequately protected against competitors’ products and methods, our competitive position could be adversely affected, as could our business.

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

We are subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, marketing expenditure tracking and disclosure laws, health information privacy and security laws, and consumer protection laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

Although we maintain product liability insurance in the amount of $10.0 million, we may not have sufficient insurance coverage to fully cover the costs of any claim or any ultimate damages we might be required to pay. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, which were $6.0 million as of June 30, 2017, and have since decreased, harming our financial condition and adversely affecting our operating results.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an "ownership change," generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation's ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We have undergone significant changes in ownership of our common stock as a result of the equity financings we have conducted over the years, including our most recent financings in 2014 and 2017.  Consequently, there are significant limitations on the use of our net operating loss carryforwards and other tax attributes. If we earn net taxable income in the future, our ability to use these net operating loss carryforwards and other tax attributes to offset United States federal taxable income will be subject to these significant limitations, which could potentially result in future tax liability to us that we would otherwise not have incurred.  Further, as our federal and state net operating loss carry-forwards as of June 30, 2017, of $203.5 million and $122.4 million, respectively, begin to expire in fiscal year 2018, we will not be able to use some, or potentially all, of these net operating loss carry-forwards prior to their expiration.

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

The outstanding warrants have terms that are disadvantageous to us and the holders of our common stock.

We have outstanding warrants from our May 2017 financing that have terms that are disadvantageous to us, including terms that have caused the warrants to be accounted for as liabilities, thereby reducing our stockholders’ equity and making it more difficult for us to come into compliance with the NASDAQ minimum equity requirement necessary to maintain the listing of our common stock on the NASDAQ Capital Market. In addition, the terms provide the holders with certain rights in the event of a “fundamental transaction” such as a merger or acquisition of all or substantially all of our assets, which may make potential acquirers reluctant to engage in such a transaction with us. Further, the terms provide the holders with the right to receive the Black-Scholes value of the warrants in the event of a “fundamental transaction” which would entitle the holder to receive more than just the difference between the price per share in the “fundamental transaction” and the exercise price, leaving less of the acquisition proceeds for holders of our common stock.

Evolving regulation of corporate governance and public disclosure will result in additional expenses and continuing uncertainty.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new Securities and Exchange Commission regulations and The NASDAQ Stock Market rules are creating uncertainty for public companies. We are evaluating and monitoring developments with respect to new and proposed rules and cannot predict or estimate the amount of the additional compliance costs we may incur or the timing of such costs. These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by courts and regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Maintaining appropriate standards of corporate governance and public disclosure will result in increased general and administrative expenses and a diversion of management time and attention from product-generating and revenue-generating activities to compliance activities. In addition, if we fail to comply with new or changed laws, regulations and standards, regulatory authorities may initiate legal proceedings against us and our business and reputation may be harmed.

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

The revenue and income potential of our products and our business model are unproven, and we may be unable to generate significant revenue or grow at the rate expected by securities analysts or investors. In addition, our costs may be higher than we, securities analysts or investors expect. If we fail to generate sufficient revenue or our costs are higher than we expect, our results of operations will suffer, which in turn could cause our stock price to decline. Our results of operations will depend upon numerous factors, including:

•	the trading volume of our stock;

•	The extent to which we are able to raise additional capital in any equity, debt or licensing transaction;

•	market acceptance of our MicroCutter 5/80 in Europe and the United States once we improve the supply chain to enable the broader commercial launch;

•	the extent of our ongoing enhancements of the MicroCutter 5/80, including alterations and post-commercialization improvements based on early adopter experience with this newly commercial product;

•	the extent of our ongoing research and development programs and related costs, including costs related to the development of additional products and features in our planned MicroCutter product line;

•	our ability to enter into additional license, development and /or collaboration agreements with respect to our technology, and the terms thereof;

•	market acceptance and adoption of future products that we may commercialize;

•	our level of revenues;

•	costs associated with our sales and marketing initiatives and manufacturing activities;

•	costs and timing of obtaining and maintaining FDA and other regulatory clearances and approvals for our products and potential additional products;

•	securing, maintaining and enforcing intellectual property rights and the costs thereof; and

•	the effects of competing technological and market developments.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently lease approximately 30,000 square feet of office, manufacturing and laboratory space in Redwood City, California. Our monthly average rent expense is approximately $80,000 and the lease expires on August 31, 2018, with the option to extend for a period of three years beyond the expiration date. We are also exploring other leasing space in the San Francisco Bay Area. Our facility is subject to periodic inspections by state and federal regulatory authorities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock has traded on the NASDAQ Capital Market under the symbol “DXTR” since June 2016, when we changed our name to Dextera Surgical Inc. We were formerly known as Cardica, Inc., and our common stock traded from February 2006 to June 2016, under the symbol “CRDC.” The table below sets forth the high and low intraday sales prices for our common stock for the periods indicated:

	High	Low
Fiscal Year 2017
First Quarter ended September 30, 2016	$2.94	$1.77
Second Quarter ended December 31, 2016	$2.00	$0.90
Third Quarter ended March 31, 2017	$2.33	$0.94
Fourth Quarter ended June 30, 2017	$1.28	$0.17

Fiscal Year 2016
First Quarter ended September 30, 2015	$5.04	$2.51
Second Quarter ended December 31, 2015	$3.00	$1.09
Third Quarter ended March 31, 2016	$4.30	$1.40
Fourth Quarter ended June 30, 2016	$3.75	$1.70

As of October 3, 2017, there were 47 holders of record of common stock. This number does not include the number of persons whose shares are held by a nominee or in “street name” accounts through brokers.

Preferred Stock

Our convertible preferred stock Series B does not trade on a trading market, and as of October 3, 2017, there were a total of 172 shares of convertible preferred stock Series B outstanding.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2017, we did not repurchase any equity securities.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes to those statements included elsewhere in this report.

The following selected balance sheet data as of June 30, 2017 and 2016, and the statements of operations data for each of the three fiscal years in the period ended June 30, 2017, have been derived from our audited consolidated financial statements, which are included elsewhere in this annual report. The selected balance sheet data as of June 30, 2015, 2014 and 2013, and the selected statements of operations data for the fiscal years ended June 30, 2014 and 2013, have been derived from our audited financial statements not included in this annual report. Historical results are not necessarily indicative of the results to be expected in future periods.

	Fiscal Year Ended June 30,
	2017	2016	2015	2014	2013

Statements of Operations Data:
Net revenue:
Product sales, net	$3,051	$2,529	$2,922	$3,505	$3,093
License and development revenue	302	1,460	-	41	336
Royalty revenue	70	66	68	69	70
Total net revenue	3,423	4,055	2,990	3,615	3,499
Operating costs and expenses:
Cost of product sales	3,798	3,897	4,235	4,770	3,604
Research and development	6,565	6,327	7,341	6,883	9,145
Selling, general and administrative	7,657	9,388	10,197	8,463	6,410
Total operating costs and expenses	18,020	19,612	21,773	20,116	19,159
Loss from operations	(14,597)	(15,557)	(18,783)	(16,501)	(15,660)
Interest income	25	62	56	12	15
Interest expense	(549)	(497)	(450)	(504)	(457)
Other income (expense), net	(2,105)	5	(5)	27	(35)
Net loss before income tax benefit	(17,226)	(15,987)	(19,182)	(16,966)	(16,137)
Income tax benefit	-	-	-	-	-
Net loss	$(17,226)	$(15,987)	$(19,182)	$(16,966)	$(16,137)
Deemed dividend attributable to convertible preferred stock	(8,704)	-	-	(1,915)	-
Net loss allocable to common stockholders	$(25,930)	$(15,987)	$(19,182)	$(18,881)	$(16,137)

Basic and diluted net loss per share allocable to common stockholders	$(2.33)	$(1.79)	$(2.16)	$(3.24)	$(3.96)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	11,144	8,910	8,895	5,833	4,078

	As of June 30,
	2017	2016	2015	2014	2013

Balance Sheet Data:
Cash, cash equivalents and investments	$6,010	$12,716	$25,206	$42,796	$12,395
Working capital (deficit)	(3,343)	11,819	21,303	39,965	12,268
Total assets	8,871	15,692	29,294	47,577	17,761
Long-term liabilities	5,877	5,819	5,147	4,735	4,559
Total stockholders’ equity (deficit)	(8,438)	7,282	22,089	40,185	10,974

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

Overview

We are commercializing and developing the MicroCutter 5/80TM stapler based on our proprietary ‘‘staple-on-a-strip’’ technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. Our proprietary ‘‘staple-on-a-strip’’ technology enables us to develop products with innovative features such as consistent staple forms, significantly reduced tool shaft diameter and increased articulation. Together these advances in stapler design enable surgeons to perform procedures on a broader array of patients and to develop procedural methods previously unattainable with existing products in the market. The MicroCutter 5/80, which is currently commercially available, is a cartridge-based stapler device with a 5 millimeter shaft diameter, 80 degrees of articulation, and a 30 millimeter staple line cleared for specified indications for use in the United States, and in the European Union, or EU, for a broader range of specified indications of use. We estimate that the commercially available MicroCutter 5/80, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

In January 2016, we received 510(k) clearance from the U.S. Food and Drug Administration, or FDA, to use the MicroCutter 5/80 with a white reload, to deploy staples for use in thin tissue, and in July 2016, we received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, to deploy staples for use in medium thickness tissue, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, we conducted our evaluation of the MicroCutter 5/80, which deploys both blue and white cartridges, with selected centers of key opinion leaders in the U.S. and Europe through initial market preference testing to evaluate surgeons’ preferences and to validate the MicroCutter’s clinical benefits prior to broadening our commercial launch. We completed our market testing of the MicroCutter 5/80 with approximately 55 procedures and 200 staple cartridge deployments. In this market preference testing, the MicroCutter 5/80 demonstrated reliable and consistent hemostasis (stopping of the blood flow). Following our successful evaluation of the MicroCutter 5/80, we expanded our commercial launch to a select group of customers in the U.S. and Europe. We are conducting the MicroCutter-Assisted Thoracic Surgery Hemostasis, or MATCH, registry, a post-market surveillance registry, to evaluate the hemostasis and ease-of-use for the MicroCutter 5/80. This is an open-label, multi-center registry and we plan to enroll up to 120 patients requiring surgical stapling during a lobectomy of the lung (surgical removal of a lobe of an organ) or segmentectomy of the lung (surgical removal of a segment of a lung lobe) at leading centers in the U.S. and Europe. As of September 30, 2017, we had enrolled 107 patients in the MATCH registry.

In May 2017, we filed a 510(k) with the FDA seeking to expand the indications for use of the MicroCutter 5/80 to include surgery on solid organs, including liver, pancreas, kidney and spleen. We received clearance from the FDA for this 510(k) in August 2017.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2017, we have generated $2.9 million of net product revenues from the commercial sales of the MicroCutter products. For the fiscal year ended June 30, 2017, we generated net revenue of $3.4 million, including $1.2 million from commercial sales of our MicroCutter products $1.8 million from commercial sales of our cardiac products, and $0.4 million of license and development and royalty revenues, and incurred a net loss of $17.2 million.

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

As of June 30, 2017, we had approximately $6.0 million of cash and cash equivalents, and $4.0 million of debt principal outstanding. In April 2014, we sold 3,737,500 shares of our common stock at $8.50 per share, and 191,474 shares of convertible preferred stock Series A at $85 per share. All of the convertible preferred stock Series A has been converted into common stock. In May 2017 we sold 8,000 shares of convertible preferred stock Series B for $1,000 per share. Each share of convertible preferred stock Series B is convertible into 3,704 shares of common stock. In addition, each share of convertible preferred stock Series B included a Series 1 warrant to purchase 3,704 shares of common stock at $0.27 per share until May 2022 and a Series 2 warrant to purchase 1,852 shares of common stock at $0.27 per share until May 2018.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted at least through the end of December 2017. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development. The sufficiency of our current cash resources and our need for additional capital, and the timing thereof, will depend on many factors, including the extent of our ongoing research and development programs and related costs, including costs related to continued development of the MicroCutter 5/80, our ability to enter into additional license, development and/or collaboration agreements with respect to our technology, and the terms thereof, market acceptance and adoption of our current products or any future products that we may develop or commercialize, our level of revenues, costs associated with our sales and marketing initiatives and manufacturing activities, costs and timing of obtaining and maintaining FDA, and other regulatory clearances or approvals for our products and potential additional products, securing, maintaining and enforcing intellectual property rights and the costs thereof, and the effects of competing technological and market developments. If we are not able to raise additional funds on a timely basis, we will be required to cease operations.

We may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. We may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner, in which case we would need to cease operations. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders.

Agreements with Century

On September 2, 2011, we signed a distribution agreement, or the Distribution Agreement, with Century, with respect to distribution of our planned MicroCutter products in Japan.  Under the terms of a secured note purchase agreement entered into at the time of the Distribution Agreement, Century agreed to loan us an aggregate of up to $4.0 million, with principal due on September 30, 2016, subject to certain conditions, which principal due date was extended to September 30, 2018, effective July 1, 2014.   Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears.

In August 2016, Century asserted that Dextera had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further asserted that we owed Century penalty interest at the incremental rate of 7% per annum. We did not agree with Century’s assertions as we believe we had notified Century of the financing that occurred in April 2014 and that the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan.

Subsequent to June 30, 2017, we and Century signed an amendment pursuant to which (1) we agreed to make partial principal payments on the loan in the amount of $125,000 on each of September 30, 2017, December 31, 2017, March 31, 2018, and June 30, 2018, (2) the parties waived any and all claims based on, or relating to, Century’s allegation that the earlier payment was due, and (3) the parties agreed that no penalty interest was due. The remaining $3.5 million principal balance is due on September 30, 2018.

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

Proceeds from the note and granting the distribution rights were allocated to the note based on their aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which we estimated was a market rate of borrowing that could be obtained by companies with credit risk similar to ours. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of MicroCutter products in Japan which had not occurred as of June 30, 2017.

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

Agreements with Intuitive Surgical

On August 16, 2010, we entered into a license agreement, or License Agreement, with Intuitive Surgical Operations, Inc., or Intuitive Surgical, pursuant to which we granted to Intuitive Surgical a worldwide, sublicenseable, exclusive license to use our intellectual property in the robotics field in diagnostic or therapeutic medical procedures, but excluding vascular anastomosis applications, for an upfront license fee of $9.0 million, which was fully recognized in fiscal years ended June 30, 2011 through 2014. We are also eligible to receive a contingent payment if sales of any products incorporating our patent rights achieve a specified level of net sales within a specified period after the date of the License Agreement, as well as single-digit royalties on sales by Intuitive Surgical, its affiliates or its sublicensees of specified stapler and clip applier products covered by our patent rights as well as on sales of certain other products covered by our patent rights that may be developed in the future, if any.  Each party has the right to terminate the License Agreement in the event of the other party’s uncured material breach or bankruptcy.  Following any termination of the License Agreement, the licenses granted to Intuitive Surgical will continue, and, except in the case of termination for our uncured material breach or insolvency, Intuitive Surgical’s payment obligations will continue as well.  Under the License Agreement, Intuitive Surgical has rights to improvements in our technology and intellectual property over a specified period of time.

On December 31, 2015, we and Intuitive Surgical amended the license agreement to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems. The six-month feasibility evaluation of our MicroCutterTM technology was completed successfully and Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System, and we and Intuitive Surgical entered into a joint development program in which Intuitive Surgical will be responsible for the development work on the stapler and we will be responsible for the development work on the stapler cartridge. Pursuant to the agreement, we will receive further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales, if any.

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

Stock-Based Compensation. We account for employee and director share-based compensation plans, including stock options, restricted stock units, or RSUs, and our employee stock purchase plan, or ESPP, pursuant to Accounting Standards Codification, or ASC, 718 “Compensation — Stock Compensation.” Stock-based compensation cost is measured on the grant date, based on fair value-based measurement of the award, and is recognized as an expense over the requisite service period which generally equals the vesting period of each grant. We recognize compensation expense using the accelerated method and we account for the non-employee share-based grants pursuant to ASC 505-50 “Equity — Equity Based Payments to Non-Employees.”

We selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The expected term of options granted is determined using the standard method. Under this approach, we estimate the expected life of options granted based on historical exercise and post-vest cancellation patterns, which we believe are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. We have never declared or paid any cash dividends and do not plan to pay cash dividends in the foreseeable future. The expected volatility is based on our historical stock price. We estimate forfeitures in calculating the expense related to stock-based compensation. We recorded fair value-based stock-based compensation expense of $1.1 million, or $0.10 per share, $1.2 million, or $ 0.13 per share, and $1.1 million, or $0.13 per share for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Warrant liabilities. We interpreted the terms of our common stock warrants issued in May 2017 to potentially allow for settlement in cash outside the control of the Company in certain circumstances. Accordingly, we classified these warrants as liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity. These liabilities are carried at fair value until they are exercised or expire, with changes in fair value at each reporting date included in other income (expense), net. We used the Black-Scholes option pricing model for determining their estimated fair value, as these warrants are indexed to our common stock. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. We recognized a gain from remeasurement of warrant liabilities of $3.8 million during the year ended June 30, 2017.

Preferred stock with beneficial conversion features. We have issued preferred stock with a conversion price that is in the money at the issuance date based on the proceeds allocated to such preferred stock. Upon conversion into common stock, we recognize as a deemed dividend to convertible preferred stockholders the discount from the allocation of the proceeds to other instruments issued concurrently, such as warrants, based on our interpretation of the provisions of ASC 470-20-40-1. We recognized deemed dividends in the amount of $8.7 million during the year ended June 30, 2017.

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

Results of Operations

Comparison of Fiscal Years ended June 30, 2017 and 2016

Net Revenue. Net revenue decreased $0.6 million, or 16%, to $3.4 million in fiscal year 2017 compared to $4.1 million in fiscal year 2016.

Net product sales increased $0.5 million, or 21%, to $3.1 million in fiscal year 2017 compared to $2.5 million in fiscal year 2016, primarily due to the higher number of MicroCutter product units sold.

For fiscal years 2017 and 2016, sales to Century, our distributor in Japan, accounted for approximately 24% and 34%, respectively, of our total product sales. For fiscal years 2017 and 2016, sales to Herz-Und Diabeteszentrum in Germany accounted for approximately 9% and 13%, respectively, of our product sales. For fiscal years 2017 and 2016, sales to B. Braun in Spain accounted for approximately 10% and 0%, respectively, of our product sales.

 License and development revenue from our agreement with Intuitive Surgical decreased $1.2 million to $0.3 million in fiscal year 2017 compared to $1.5 million in fiscal year 2016. The decrease was primarily due to fiscal year 2016 including $1.4 million of revenue recognized relating to the $2.0 million received under the Intuitive Surgical amended license agreement signed on December 31, 2015. No such large arrangement was entered into during fiscal year 2017.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales decreased by $0.1 million, or 3%, to $3.8 million in fiscal year 2017 compared to $3.9 million in fiscal year 2016.

The slight decrease in cost of product sales in fiscal year 2017 compared to fiscal year 2016 reflects reductions in inventory scrap and obsolete inventory expenses from fiscal year 2016, which included charges resulting from MicroCutter product design changes, and higher inventory levels at June 30, 2017 than at June 30, 2016 resulting in a greater amount of fixed overhead costs capitalized at year end. Such expense reductions were offset by increases in cost of product sales from the growth in MicroCutter units sold in fiscal year 2017.

Our cost of product sales was 124% and 154% of our net product sales in fiscal years 2017 and 2016, respectively, primarily due to fixed costs spread over an overall higher volume of product sales and the reductions in scrap and obsolete inventory expenses.

Assuming we raise additional funds necessary to conduct our business, we expect higher costs relative to product sales for the next few years due to the commercialization of our MicroCutter product line.

Research and Development Expenses. Research and development expenses consist primarily of personnel costs within our product development, regulatory and clinical groups and the costs of clinical trials. Research and development expenses increased by $0.3 million, or 4%, to $6.6 million in fiscal year 2017 compared to $6.3 million in fiscal year 2016.

The increase in research and development expenses in fiscal year 2017 compared to fiscal year 2016 was primarily due to an increase of $0.5 million in personnel costs pertaining to headcount and salaries, retention bonuses and non-cash stock compensation expenses and an increase of $0.2 million in tooling and material purchases, partially offset by a $0.3 million decrease in clinical study expenses as one study related to the MicroCutter 5/80 was completed and a $0.2 million decrease in facility costs primarily due to certain assets reaching full depreciation.

Assuming we raise additional funds necessary to conduct our business, we expect research and development expenses to decrease slightly in absolute dollar terms in fiscal year 2018 due to less spending in prototype and design materials and consulting, partially offset by increases in salaries and benefits, tooling and NRE expenses.

Selling, General and Administrative Expenses. Selling, general and administrative expenses consist primarily of costs for administrative and sales and marketing personnel, intellectual property and marketing expenses. Selling, general and administrative expenses decreased by $1.7 million, or 18%, to $7.7 million in fiscal year 2017 compared to $9.4 million in fiscal year 2016.

The decrease was primarily due to decreases in legal services of $1.1 million from proxy and other legal matters in fiscal year 2016, consulting services of $0.4 million, bonuses of $0.3 million and non-cash stock compensation expenses of $0.2 million, partially offset by an increase of $0.2 million in MicroCutter product demo and evaluation expenses.

Assuming we raise additional funds necessary to conduct our business, we expect selling, general and administrative expenses to increase slightly in absolute terms in fiscal year 2018 as we increase our sales and marketing team to commercialize our MicroCutter products.

Interest Income. Interest decreased by $37,000, or 60%, to $25,000 for fiscal year 2017 from $62,000 for fiscal year 2016, primarily due to a lower level of funds available to invest in fiscal year 2017.

Interest Expense. Interest expense increased by $52,000, or 10%, to $549,000 for fiscal year 2017 from $497,000 in fiscal year 2016. The increase in interest expense was due to the interest, and the loan modification on our note payable to Century, which we issued in September and December 2011, which increases as it gets closer to the maturity date based on the effective interest method. We expect interest expense to increase in future periods as the note payable is scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Other Income (Expense), Net. Other income (expense) was net expense of $2.1 million in fiscal year 2017 compared to net income of $5,000 in fiscal year 2016. Net expense in fiscal year 2017 is primarily due to $5.9 million of loss on issuance of redeemable convertible preferred stock Series B and related warrants, partially offset by $3.8 million of gains on remeasurement of warranty liabilities (see Note 8 in our Notes to Consolidated Financial Statements).

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

Income Taxes

Due to uncertainty surrounding the realization of our deferred tax assets through future taxable income, we have provided a full valuation allowance, and no benefit has been recognized for our net operating losses and other deferred tax assets. Accordingly, we have established deferred tax asset valuation allowances as of June 30, 2017 and 2016, to reflect these uncertainties. At June 30, 2017, we had unrecognized tax benefits of $1.3 million, which would not currently affect our effective tax rate if recognized due to our deferred tax assets being fully offset by a valuation allowance.

As of June 30, 2017, we had net operating loss carry-forwards to reduce future taxable income, of approximately $203.5 million for federal income tax purposes and $122.4 million available to reduce future taxable income, if any, for state income taxes. The federal net operating loss carry-forwards begin to expire in the fiscal year 2018 and the state net operating loss carry-forwards begin to expire in the fiscal year 2018. We also had federal and state research and development credit carry-forwards of approximately $3.8 million and $4.4 million, respectively, at June 30, 2017. The federal credits begin to expire in fiscal year 2021 if not utilized. The California state credit carry-forwards have an unlimited carry-forward period and the State of Arizona credits begin to expire in fiscal year 2024. We have completed a study of our tax attributes under Section 382 of the Internal Revenue Code of 1986 through June 30, 2010, which resulted in significant limitations on our net operating loss and credit carry-forwards prior to utilization. However, we issued additional shares in fiscal years 2011 through 2017, that may have triggered another ownership change. We have not performed a Section 382 study to determine the impact of these issuances. If a change in ownership was triggered, the net operating loss carry-forwards and credit carry-forwards included in the Deferred Tax Assets could be further limited. The related reductions are reflected in the carry-forward amounts discussed above. We completed the most recent analysis of our historical ownership changes in 2014. Due to IRC Section 382 and 383 limitations, we only account for net operating loss and tax credit carry-forwards as deferred tax assets when we reasonably expect that these losses and carry-forwards can be utilized in future periods

Liquidity and Capital Resources

As of June 30, 2017, our accumulated deficit was $222.9 million. As of June 30, 2017, we had cash and cash equivalents of $6.0 million, and no investments, compared to cash, cash equivalents and short-term investments of $12.7 million at June 30, 2016. Historically, we invest the majority of our cash, cash equivalents and investments in money market funds, corporate debt and commercial paper securities. As of June 30, 2017 and 2016, we had $4.0 million debt principal outstanding. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements.

In April 2014, we completed the sale of 3,737,500 shares of our common stock at a price to the public of $8.50 per share and 191,474 shares of convertible preferred stock Series A at a price to the public of $85 per share. Net proceeds from the financing to us were approximately $44.6 million.

In May 2017, we completed the sale of 8,000 shares of our convertible preferred stock Series B and related warrants in an underwritten public offering at a price of $1,000 per share of convertible preferred stock Series B sold. Net proceeds from the financing to us were approximately $6.7 million (see Note 8 in our Notes to Consolidated Financial Statements).

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

Under this facility, we received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note, as amended, bears 5% annual interest which is payable quarterly in arrears.

In August 2016, Century asserted that Dextera had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that we entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further asserted that we owed Century penalty interest at the incremental rate of 7% per annum. We did not agree with Century’s assertion as we believe that we had notified Century of the financing that occurred in April 2014 and that the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan.

Subsequent to June 30, 2017, Century and Dextera signed an amendment pursuant to which (1) we agreed to make partial principal payments on the loan in the amount of $125,000 on each of September 30, 2017, December 31, 2017, March 31, 2018, and June 30, 2018, (2) the parties waived any and all claims based on, or relating to, Century’s allegation that the earlier payment was due, and (3) the parties agreed that no penalty interest was due. The remaining $3.5 million principal balance is due on September 30, 2018.

On November 11, 2010, we entered into an amendment, or Lease Amendment, to our facility lease. Pursuant to the Lease Amendment, the term of the lease is extended four years, through August 31, 2015, and we were granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in November 2011, and January 2012. The leasehold improvement allowance was recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, we entered into another amendment, or Second Lease Amendment, to our facility lease. Pursuant to the Second Lease Amendment, the term of the lease is extended by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, we were granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by us during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease we were required to maintain a letter of credit with a restricted cash balance at our bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed balance sheets as of June 30, 2017, related to this letter of credit.

Summary cash flow data is as follows:

	Fiscal Year Ended June 30,
	2017	2016	2015
Net cash used in operating activities	$(13,527)	$(12,072)	$(16,426)
Net cash provided by (used in) investing activities	8,983	7,434	(798)
Net cash provided by (used in) financing activities	6,928	-	(65)

Our net use of cash in operating activities for fiscal year 2017 was primarily due to our net loss, adjusted for non-cash items, an increase in accounts receivable of $0.3 million due to the growth in our product revenue, an increase in inventories of $0.2 million to support revenue growth and a reduction in accrued compensation for bonuses of $0.2 million, partially offset by an increase in accounts payable and other accrued liabilities of $0.4 million due to increased inventory purchases and timing of expense payments . Our net use of cash in operating activities for fiscal year 2016 was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development and commercialization efforts related to our MicroCutter 5/80, partially offset by a decrease in inventories of $0.3 million and a decrease of $0.1 million in accounts receivables due to lower product sales, an increase in deferred revenue of $0.5 million due to the Intuitive Surgical amended license agreement signed on December 31, 2015, and an increase in accrued compensation of $0.3 million relating to bonus and severance expenses. Our net use of cash in operating activities for fiscal year 2015 was primarily attributable to our net loss adjusted for non-cash items primarily due to the continued development and commercialization efforts related to our MicroCutter 5/80, an increase in inventories of $0.3 million due to the temporary hold on the MicroCutter XCHANGE 30 sales in November 2014, and a decrease in accounts receivable of $0.3 million due to lower C-Port and PAS-Port systems sales.

Net cash provided by investing activities of $9.0 million for fiscal year 2017 reflects utilization of the $9.1 million of short-term investments held at June 30, 2016 for operations in fiscal year 2017, partially offset by additions of property and equipment of $0.1 million. Net cash provided by investing activities of $7.4 million for fiscal year 2016, reflects net proceeds from sales of investments of $7.7 million offset in part by purchases of property and equipment of $0.3 million mainly related to our MicroCutter design changes. Net cash used in investing activities of $0.8 million for fiscal year 2015, reflects purchases of property and equipment of $0.7 million mainly related to tools and molds modifications purchased for our MicroCutter development as well as a net purchases of investments of $0.1 million.

Net cash provided by financing activities of $6.9 million for fiscal year 2017 reflects net proceeds of $6.7 million from the May 2017 sale of 8,000 shares of convertible preferred stock Series B and related warrants, and proceeds from the exercise of warrants of $0.2 million. There was no financing activity for fiscal year 2016. Net cash used in financing activities of $0.1 million for fiscal year 2015, was the residual issuance costs related to April 2014 offering.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through at least December 2017. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. Accordingly, our financial statements for the fiscal year ended June 30, 2017, included in this Annual Report on Form 10-K, contain a going concern qualification from our independent registered public accounting firm.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to raise additional funds through public or private offerings of additional debt or equity during the course of the year. However, there can be no assurance that we will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect our ability to fund operations and continue as a going concern. These matters raise substantial doubt about our ability to continue in existence as a going concern.

Contractual Obligations

Our future contractual obligations at June 30, 2017, were as follows (in thousands):

		Less than			More than
Contractual Obligations	Total	1 Year	1 - 3 years	3 - 5 years	5 Years
Operating lease	$1,205	$1,032	$173	$-	$-
Note payable, including interest (1)	4,250	200	4,050	-	-
Purchase commitments	917	917	-	-	-
Total	$6,372	$2,149	$4,223	$-	$-

(1) Timing of repayment of the note payable is based on its contractual maturity of September 30, 2018, as existing at June 30, 2017. Subsequent to June 30, 2017, Century and Dextera signed an amendment pursuant to which Dextera will make principal payments on the note in the aggregate amount of $0.5 million during the year ending June 30, 2018. The remainder of the principal balance of $3.5 million is due on September 30, 2018.

This compares to future contractual obligations at June 30, 2016 of $7.0 million.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides the FASB’s guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, which will be our fiscal year 2019 (beginning July 1, 2018). Early adoption is permitted including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides the FASB's guidance on certain cash flow statements items. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which will be our fiscal year 2019 (beginning July 1, 2018). Early adoption is permitted including adoption in an interim period. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current guidance by replacing the incurred loss model with a forward-looking expected loss model. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, which will be our fiscal year 2021 (beginning July 1, 2020). Early adoption is permitted. We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, which will be our fiscal year 2018 (beginning July 1, 2017).  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which will be our fiscal year 2020 (beginning July 1, 2019). A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are in the preliminary phases of assessing the effect of this guidance. While this assessment continues, we have not selected a transition date nor have we determined the impact of this guidance on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, which will be our fiscal year 2019 (beginning July 1, 2018). We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, an accounting standard update which requires an entity measuring inventory other than last-in, first-out (LIFO) or the retail inventory method to measure inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its costs, the difference will be recognized as a loss in the statement of operations. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, which will be our fiscal year 2018 (beginning July 1, 2017). We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU No. 2014-09 was effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2016, which will be our fiscal year 2018 (beginning July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. However, in July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, which will be our fiscal year 2019 (beginning July 1, 2018). The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. We are in the initial stages of evaluating the effect of the standard on our consolidated financial statements and continue to evaluate the available transition methods.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, adding clarification, while retaining the core principles in the revenue guidance. For identifying performance obligations, the ASU clarifies when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. For licensing, the ASU clarifies how an entity should evaluate the nature of its promise in granting a license of IP, which will determine whether it recognizes revenue over time (“symbolic IP”) or at a point in time (“functional IP”). The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, amending guidance in the new revenue standard on transition, collectability, noncash consideration and the presentation of sales taxes and other similar taxes. The amendments clarify that for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under the existing GAAP. The amendments also clarified the collectability assessment and expanded circumstances under which nonrefundable consideration may receive revenue recognition when collectability of the remainder is not probable. It clarified that the fair value of noncash consideration should be measured at contract inception for determining the transaction price. The amendments permit an entity to make a policy election to exclude from the transaction price sales taxes and similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). We will be evaluating the impact of the adoption of this guidance on our consolidated financial statements and related disclosures.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We had cash and cash equivalents of $6.0 million, and no investments, at June 30, 2017, compared to cash, cash equivalents and short-term investments of $12.7 million at June 30, 2016. These amounts were invested primarily in money market funds and marketable securities and are held for working capital purposes. Short-term investments held at June 30, 2016 were marketable securities invested primarily in corporate debt securities and commercial papers. We do not enter into investments for trading or speculative purposes. We do not believe that a 10% drop in interest rates would have a material effect on the fair value of our marketable securities due to the short-term nature of these instruments. Declines in interest rates, however, will reduce future investment income.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Dextera Surgical Inc.

Redwood City, California

We have audited the accompanying consolidated balance sheets of Dextera Surgical Inc., as of June 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dextera Surgical Inc., at June 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

San Jose, California

October 13, 2017

Dextera Surgical Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$6,010	$3,626
Short-term investments	-	9,090
Accounts receivable	608	313
Inventories	1,311	1,063
Prepaid expenses and other current assets	160	318
Total current assets	8,089	14,410

Property and equipment, net	678	1,178
Restricted cash	104	104
Total assets	$8,871	$15,692
Liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$929	$766
Accrued compensation	487	739
Other accrued liabilities	745	517
Current portion of deferred revenue	633	569
Warrant liabilities	8,638	-
Total current liabilities	11,432	2,591

Deferred revenue, net of current portion	2,269	2,499
Note payable	3,473	3,124
Other non-current liabilities	135	196
Total liabilities	17,309	8,410

Commitments and contingencies (Note 5)

Redeemable convertible preferred stock Series B: 273 and 0 shares issued and outstanding at June 30, 2017 and 2016, respectively	-	-

Stockholders' equity (deficit):
Preferred stock, $0.001 par value: 5,000,000 shares authorized; 250,000 shares designated as Series A; 8,000 shares designated as Series B Convertible preferred stock Series A: 0 and 191,474 shares issued and outstanding at June 30, 2017 and 2016, respectively	-	17,214
Common stock, $0.001 par value: 125,000,000 shares authorized; 40,373,240 and 8,934,452 shares issued and 40,366,618 and 8,927,830 shares outstanding at June 30, 2017 and 2016, respectively	40	9
Additional paid-in capital	215,040	196,355
Treasury stock at cost (6,622 shares at June 30, 2017 and 2016)	(596)	(596)
Accumulated other comprehensive loss	-	(4)
Accumulated deficit	(222,922)	(205,696)
Total stockholders' equity (deficit)	(8,438)	7,282
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$8,871	$15,692

See accompanying notes to consolidated financial statements.

Dextera Surgical Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2017	2016	2015
Net revenue:
Product sales, net	$3,051	$2,529	$2,922
License and development revenue	302	1,460	-
Royalty revenue	70	66	68
Total net revenue	3,423	4,055	2,990

Operating costs and expenses:
Cost of product sales	3,798	3,897	4,235
Research and development	6,565	6,327	7,341
Selling, general and administrative	7,657	9,388	10,197
Total operating costs and expenses	18,020	19,612	21,773

Loss from operations	(14,597)	(15,557)	(18,783)

Interest income	25	62	56
Interest expense	(549)	(497)	(450)
Other income (expense), net	(2,105)	5	(5)
Net loss before income tax	(17,226)	(15,987)	(19,182)
Income tax benefit	-	-	-
Net loss	$(17,226)	$(15,987)	$(19,182)
Deemed dividend attributable to convertible preferred stock	(8,704)	-	-
Net loss allocable to common stockholders	$(25,930)	$(15,987)	$(19,182)

Basic and diluted net loss per share allocable to common stockholders	$(2.33)	$(1.79)	$(2.16)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	11,144	8,910	8,895

See accompanying notes to consolidated financial statements.

Dextera Surgical Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Fiscal Year Ended June 30,
	2017	2016	2015
Net loss	$(17,226)	$(15,987)	$(19,182)
Other comprehensive gain (loss):
Change in unrealized loss on investments, net of tax	4	4	2
Comprehensive loss	$(17,222)	$(15,983)	$(19,180)

See accompanying notes to consolidated financial statements.

Dextera Surgical Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

(In thousands, except per share data)

	Redeemable Convertible Preferred Stock Series B		Convertible Preferred Stock SeriesA		Common Stock		Additional Paid-in	Treasury	Accumulated other comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	loss	Deficit	(Deficit)
Balance at June 30, 2014	-	$-	191,474	$17,214	8,900,544	$9	$194,095	$(596)	$(10)	$(170,527)	$40,185
Issuance of common stock upon release of restricted share units	-	-	-	-	1,600	-	-	-	-	-	-
Sale of common stock, net of issuance costs of $0.1 million	-	-	-	-	-	-	(65)	-	-	-	(65)
Stock-based compensation expense	-	-	-	-	-	-	1,149	-	-	-	1,149
Net loss	-	-	-	-	-	-	-	-	-	(19,182)	(19,182)
Net change in unrealized loss on marketable securities	-	-	-	-	-	-	-	-	2	-	2
Balance at June 30, 2015	-	-	191,474	17,214	8,902,144	9	195,179	(596)	(8)	(189,709)	22,089

Issuance of common stock upon release of restricted share units	-	-	-	-	32,308	-	-	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	1,176	-	-	-	1,176
Net loss	-	-	-	-	-	-	-	-	-	(15,987)	(15,987)
Net change in unrealized loss on marketable securities	-	-	-	-	-	-	-	-	4	-	4
Balance at June 30, 2016	-	-	191,474	17,214	8,934,452	9	196,355	(596)	(4)	(205,696)	7,282

Conversion of convertible preferred stock Series A for common shares	-	-	(191,474)	(18,191)	1,914,740	2	18,189	-	-	-	-
Deemed dividend related to accretion of discounts upon conversion of convertible preferred stock Series A	-	-	-	977	-	-	(977)	-	-	-	-
Sale of convertible preferred stock Series B and commons stock warrants, net of issuance costs of $1.3 million	8,000	-	-	-	-	-	-	-	-	-	-
Deemed dividend related to accretion of discounts upon conversion of convertible preferred stock Series B	-	7,727	-	-	-	-	(7,727)	-	-	-	(7,727)
Stockholders' equity (deficit):
Series B for common shares	(7,727)	(7,727)	-	-	28,618,487	28	7,699	-	-	-	7,727
Common stock issued upon exercise of common stock warrants	-	-	-	-	905,561	1	382	-	-	-	383
Stock-based compensation expense	-	-	-	-	-	-	1,119	-	-	-	1,119
Net loss	-	-	-	-	-	-	-	-	-	(17,226)	(17,226)
Net change in unrealized loss on marketable securities	-	-	-	-	-	-	-	-	4	-	4
Balance at June 30, 2017	273	$-	-	$-	40,373,240	$40	$215,040	$(596)	$-	$(222,922)	$(8,438)

(1) Convertible preferred stock Series B is not included in stockholders' equity and therefore not reflected in these amounts.

See accompanying notes to consolidated financial statements.

Dextera Surgical Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended June 30,
	2017	2016	2015
Operating activities:
Net loss	$(17,226)	$(15,987)	$(19,182)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	589	894	1,255
Amortization of premiums on marketable securities	12	172	437
Loss on disposal or retirement of property and equipment	10	37	86
Remeasurement of common stock warrant liability	(3,796)	-	-
Loss on issuance of redeemable convertible preferred stock series B and related warrants	5,890	-	-
Stock-based compensation expense on grants of stock awards to non-employees	-	-	65
Stock-based compensation expense on grants of stock awards to employees	1,119	1,176	1,084
Non-cash interest expense and financing	349	296	251
Changes in assets and liabilities:
Accounts receivable	(295)	111	282
Prepaid expenses and other current assets	158	(8)	39
Inventories	(248)	328	(305)
Accounts payable and other accrued liabilities	391	68	(101)
Accrued compensation	(252)	305	(465)
Deferred revenue	(166)	540	-
Other non-current liabilities	(62)	(4)	128
Net cash used in operating activities	(13,527)	(12,072)	(16,426)
Investing activities:
Purchases of property and equipment	(99)	(250)	(664)
Proceeds from maturities of investments	10,250	24,822	30,334
Purchases of investments	(1,168)	(17,138)	(30,468)
Net cash provided by (used in) investing activities	8,983	7,434	(798)
Financing activities:
Proceeds from sale of convertible preferred stock and common stock warrants, net of issuance costs	6,683	-	-
Proceeds from sales of common stock, net of issuance costs	-	-	(65)
Proceeds from the exercise of common stock warrants	245	-	-
Net cash provided by (used in) financing activities	6,928	-	(65)
Net increase (decrease) in cash and cash equivalents	2,384	(4,638)	(17,289)
Cash and cash equivalents at beginning of year	3,626	8,264	25,553
Cash and cash equivalents at end of year	$6,010	$3,626	$8,264

Supplemental disclosure of cash flow information:
Cash paid for interest	$200	$200	$200

Supplemental disclosure of non-cash investing and financing information:
Deemed dividend attributable to convertible preferred stock	$8,704	$-	$-
Convertible preferred stock Series A converted to common stock	$18,191	$-	$-
Convertible preferred stock Series B converted to common stock	$7,727	$-	$-
Incremental debt discount relating to note extension	$-	$-	$515

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

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the MicroCutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through June 30, 2017, the Company generated $2.9 million of net product revenues from the commercial sales of the MicroCutter products.

For the years ended June 30, 2017, 2016 and 2015, the Company generated $1.2 million, $0.4 million and $0.7 million, respectively, of net product revenues from the commercial sales of the MicroCutter products.

Going Concern

The Company has incurred cumulative net losses of $222.9 million through June 30, 2017, and negative cash flows from operating activities and expects to incur losses for the next several years. As of June 30, 2017, the Company had approximately $6.0 million of cash and cash equivalents and $4.0 million of debt principal outstanding.

The Company believes that the existing cash and cash equivalents will be sufficient to meet its anticipated cash needs to enable it to conduct its business substantially as currently conducted at least through the end of December 2017.

The Company may be able to extend this time period to the extent that it decreases planned expenditures, or raises additional capital.

To satisfy its short-term and longer-term liquidity requirements, the Company may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of its commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to its stockholders, particularly in light of the prices at which its common stock has been recently trading. In addition, if the Company raises additional funds through the sale of equity securities, new investors could have rights superior to its existing stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with its common stock and could contain covenants that would restrict its operations. Any product development, licensing, distribution or sale agreements that the Company enters into may require it to relinquish valuable rights, including with respect to commercialized products or products in development that the Company would otherwise seek to commercialize or develop it selves. The Company may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner. Its need to raise capital may require it to accept terms that may harm its business or be disadvantageous to its current stockholders.

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Its continuations as a going concern is contingent upon its ability to raise financing. However, there can be no assurance that the Company will be able to raise such funds if and when they are required. Failure to obtain future funding when needed or on acceptable terms would adversely affect its ability to fund operations and continues as a going concern. These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Accounts receivable consists of trade receivables and other receivables. Accounts receivable are recorded at net realizable value, which approximates fair value. The Company evaluates the collectability of accounts receivable on a case-by-case basis and makes adjustments to the bad debt reserve for expected losses. The Company considers factors such as ability to pay, bankruptcy, credit ratings, payment history and past-due status of the accounts. If circumstances related to customers change, estimates of recoverability would be further adjusted

Available-for-Sale Securities

Available-for-sale securities consist primarily of corporate debt securities, commercial paper, and certificates of deposit, and, by the Company's investment policy, restrict exposure to any single corporate issuer by imposing concentration limits. Although maturities may extend beyond one year, it is management's intent that these securities are available for use in current operations.

The Company did not hold investments in marketable securities as of June 30, 2017. At June 30, 2016, the Company held investments in marketable securities having maturity dates of less than one year for short-term and greater than one year for long-term. The Company records its marketable securities at fair value and classifies them as available-for-sale. The cost of securities sold is based on the specific-identification method. Interest on securities classified as available-for-sale is included in interest income. Unrealized gains or losses on available-for-sale securities are classified as other comprehensive income or loss and reported as a separate component of stockholders’ equity (deficit) until realized.

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

The Company did not hold investments in marketable securities as of June 30, 2017. Investments held as of June 30, 2016 are summarized as follows (in thousands):

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

The Company reviews investments for other-than-temporary impairment. It was determined that unrealized losses at June 30, 2016 were temporary in nature, because the changes in market value for these securities resulted from the fluctuating interest rates, rather than a deterioration of the credit worthiness of the issuers. The Company was unlikely to experience losses if these securities were held to maturity. In the event that the Company disposed of these securities before maturity, it expected that any losses would have been immaterial.

The following tables summarizes contractual underlying maturities of the Company’s available-for-sale investments at June 30, 2016 (in thousands):

	June 30, 2016
	Due one year or less
Marketable Securities:	Cost	Fair Value
Commercial paper	$999	$999
Corporate debt securities	8,095	8,091
Total	$9,094	$9,090

Restricted Cash

Under an operating lease for its facility in Redwood City, California, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million at June 30, 2017 and 2016, has been recorded as restricted cash in the accompanying balance sheets, related to the letter of credit (see Note 5).

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

Net revenue by geographic location:

	Fiscal Year Ended June 30,
	2017	2016	2015
United States	31%	37%	50%
Japan	24%	34%	28%
Germany	21%	21%	14%
Rest of world	24%	8%	8%

Sales revenue by product line (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
MicroCutter	$1,209	$351	$684
Cardiac (automated anastomotic systems)	1,842	2,178	2,238
Total	$3,051	$2,529	$2,922

The following table illustrates concentrations of credit risk for the periods presented.

	Percent of Total Net Revenue for Fiscal Year Ended June 30,			Percent of Total Accounts Receivable as of June 30,
	2017	2016	2015	2017	2016
Century Medical	21%	21%	28%	28%	33%
Herz-Und Diabeteszentrum	8%	8%	10%	—	—
B. Braun	9%	—	—	19%	—
Iona Surgical	3%	1%	1	7%	20%

As of June 30, 2017, 2016 and 2015, and for the years then ended, no other customer accounted for equal to or greater than 10% of net revenue or account receivable balances. The Company does not believe that accounts receivable from Century Medical, Herz-Und Diabeteszentrum, B. Braun and Iona Surgical represent a significant credit risk based on past collection experiences and the general creditworthiness of these customers.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is assessed using discounted cash flows. All long-lived assets are in the United States, and through June 30, 2017, there have been no indications of impairment; therefore, the Company has recorded no such losses.

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

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2017.

Segments

The Company operates in a single reporting segment. Management uses one measurement of profitability and does not segregate its business for internal reporting purposes.  All of the Company’s long-lived assets are maintained in the United States.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period without consideration of potential shares of common stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive potential common share equivalents outstanding for the period less the dilutive potential shares of common stock for the period determined using the treasury-stock method. Dilutive potential common share equivalents are excluded from the computation of net loss per share in the loss periods as their effect would be antidilutive. For purposes of this calculation, options, warrants and underlying convertible preferred shares to purchase stock and unvested restricted stock awards are considered to be potential shares of common stock and are only included in the calculation of diluted net loss per share when their effect is dilutive.

In the years the Preferred Stock was outstanding, the two-class method was used to calculate basic and diluted earnings (loss) per common share since it is a participating security under ASC 260 Earnings per Share. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Under the two-class method, basic earnings (loss) per common share is computed by dividing net earnings (loss) attributable to common share after allocation of earnings to participating securities by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share is computed using the more dilutive of the two-class method or the if-converted method. In periods of net loss, no effect is given to participating securities since they do not contractually participate in the losses of the Company.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except per share data):

	Fiscal Year Ended June 30,
	2017	2016	2015
Numerator:
Net loss	$(17,226)	$(15,987)	$(19,182)

Deemed dividend attributable to convertible preferred stock	(8,704)	—	—
Net loss allocable to common stockholders	$(25,930)	$(15,987)	$(19,182)

Denominator:
Weighted-average shares outstanding allocable to common stockholders	11,144	8,910	8,895
Denominator for basic and diluted net loss per share allocable to common stockholders	11,144	8,910	8,895
Basic and diluted net loss per share allocable to common stockholders	$(2.33)	$(1.79)	$(2.16)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation for the fiscal years ended June 30, 2017, 2016 and 2015, because their effect would be antidilutive (in thousands):

	As of June 30,
	2017	2016	2015
Options to purchase common stock	1,537	1,516	456
Non-vested restricted stock units and awards	174	27	19
Shares reserved for issuance upon conversion of convertible preferred stock Series B	1,011	1,915	1,915
Warrants	43,542	—	—
	46,264	3,458	2,390

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

In September 2016, the Company’s board of directors approved the adoption of the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which was subsequently approved by the Company’s shareholders in November 2016.  Under the 2016 ESPP, the Company has reserved a total of 300,000 shares of common stock for issuance to employees.  The first offering period under the 2016 ESPP began on March 16, 2017 and will end on February 15, 2018. After the commencement of the first offering period, the 2016 ESPP provides for subsequent offering periods to begin on August 15 th and February 15 th of each year.  Each subsequent offering period under the 2016 ESPP will be one-year long and contain two six-month purchase windows.   Shares subject to purchase rights granted under the Company’s 2016 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2016 ESPP. The 2016 ESPP is intended to qualify as an “employee stock purchase plan,” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. Employees are able to purchase shares of common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the six-month purchase window.  No shares were issued under the 2016 ESPP as of June 30, 2017. For the fiscal year ended June 30, 2017, the Company recorded stock-based compensation expense of $22,000 related to the 2016 ESPP.

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

Stock Option Plan:

	Fiscal Year Ended June 30,
	2017			2016			2015
Risk-free interest rate	1.1%	–	2.0%	0.5%	–	1.5%	0.2%	–	1.7%
Dividend yield		—			—			—
Weighted-average expected life (in years)		4.8		4.2	–	5.0	4.3	–	4.9
Volatility	75%	–	92%	65%	–	75%	65%	–	72%

Employee Stock Purchase Plan:

	Fiscal Year Ended June 30, 2017
Risk-free interest rate	0.9%	-	1.0%
Dividend yield		—
Weighted-average expected term (in years)	0.4	-	0.9
Expected volatility	127%	-	99%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate at the time of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses for awards granted to employees under ASC 718 of $1.1 million, or $0.10 per share, $1.2 million, or $0.13 per share, and $1.1 million, or $0.13 per share, for fiscal years ended June 30, 2017, 2016 and 2015, respectively. The Company recorded stock-based compensation expenses for awards granted to non-employees under ASC 505-50 of $9,103, or $0 per share, for fiscal year ended June 30, 2016 and did not record any for fiscal years ended June 30, 2017 and 2015. In December 2014, the Company cancelled certain options granted to employees in excess of the stock plan limits, which resulted in the recognition of $0.2 million of unamortized expense recorded as stock-based compensation expenses.

Total compensation expense related to unvested awards not yet recognized is approximately $0.5 million at June 30, 2017, and is expected to be recognized over a weighted average period of 3.5 years.

Included in the statement of operations is the following non-cash stock-based compensation expense for the periods reported, including non-employee stock based compensation expense and the amortization of deferred compensation (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Cost of product sales	$116	$106	$63
Research and development	297	203	183
Selling, general and administrative	706	867	903
Total	$1,119	$1,176	$1,149

Warrant Liabilities

Warrants classified as liabilities are carried at fair value until they are exercised or expire, with changes in fair value at each reporting date included in other income (expense), net. The Company used the Black-Scholes option pricing model for determining the estimated fair value of warrant liabilities issued in May 2017 (see Note 8), as these warrants are indexed to the Company’s common stock. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

	June 30, 2017			Issuance (May 2017)
Risk-free interest rate	1.2%	–	1.9%	1.1%	–	1.9%
Dividend yield		—			—
Remaining contractual term (in years)	0.9	–	4.9	1	–	5
Volatility	94%	–	141%	84%	–	106%

The remaining contractual term of the warrants is used as the expected life of the warrants. The risk-free interest rate is based on a risk-free zero-coupon spot interest rate at the time of grant for a period commensurate with the remaining contractual term. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price and is determined based on the remaining contractual term of the warrants.

See also Note 2.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides the FASB’s guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). Early adoption is permitted including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which provides the FASB's guidance on certain cash flow statements items. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). Early adoption is permitted including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends the current guidance by replacing the incurred loss model with a forward-looking expected loss model. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, which will be the Company’s fiscal year 2021 (beginning July 1, 2020). Early adoption is permitted. The Company will be evaluating the impact of the adoption of this guidance on its consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Compensation – Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments.  This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.  This standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016, which will be the Company’s fiscal year 2018 (beginning July 1, 2017).  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the preliminary phases of assessing the effect of this guidance. While this assessment continues, the Company has not selected a transition date nor has it determined the impact of this guidance on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments. ASU 2016-01 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, an accounting standard update which requires an entity measuring inventory other than last-in, first-out (LIFO) or the retail inventory method to measure inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its costs, the difference will be recognized as a loss in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The adoption of this guidance is not expected to have a material impact the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which guidance in this update will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance when it becomes effective. ASU No. 2014-09 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of ASU No. 2014-09 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. ASU No. 2014-09 is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2016, which will be the Company’s fiscal year 2018 (beginning July 1, 2017), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. However, in July 2015, the FASB approved the deferral of the new standard's effective date by one year. The new standard will now be effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). The FASB will permit companies to adopt the new standard early, but not before the original effective date of December 15, 2016. The Company is in the initial stages of evaluating the effect of the standard on the Company’s consolidated financial statements and continues to evaluate the available transition methods.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, adding clarification, while retaining the core principles in the revenue guidance. For identifying performance obligations, the ASU clarifies when a promised good or service is separately identifiable (i.e., distinct within the context of the contract) and allow entities to disregard items that are immaterial in the context of a contract. For licensing, the ASU clarifies how an entity should evaluate the nature of its promise in granting a license of IP, which will determine whether it recognizes revenue over time (“symbolic IP”) or at a point in time (“functional IP”). The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, amending guidance in the new revenue standard on transition, collectability, noncash consideration and the presentation of sales taxes and other similar taxes. The amendments clarify that for a contract to be considered completed at transition, substantially all of the revenue must have been recognized under the existing GAAP. The amendments also clarified the collectability assessment and expanded circumstances under which nonrefundable consideration may receive revenue recognition when collectability of the remainder is not probable. It clarified that the fair value of noncash consideration should be measured at contract inception for determining the transaction price. The amendments permit an entity to make a policy election to exclude from the transaction price sales taxes and similar taxes. The effective date and transition requirements for these amendments are the same as those of the new revenue standard (ASU 2014-09, as amended by ASU 2015-14). The Company will be evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and related disclosures.

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

The Company’s warrant liabilities are classified as Level 3. The fair values of the outstanding common stock warrants are measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and estimated volatility (see Note 1).

Assets and liabilities measured at fair value are summarized below (in thousands):

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$280	$—	$—	$280
Total assets at fair value	$280	$—	$—	$280

Financial liabilities:
Warrant liabilities	$—	$—	$8,638	$8,638
Total liabilities at fair value	$—	$—	$8,638	$8,638

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$3,029	$—	$—	$3,029
Short-term investments:
Commercial paper	—	999	—	999
Corporate debt securities	—	8,091	—	8,091
Total assets at fair value	$3,029	$9,090	$—	$12,119

Funds held in money market instruments, are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Level 3 liabilities include common stock warrant liabilities (see Note 8). The following table sets forth a summary of the changes in the estimated fair value of common stock warrant liabilities which were measured at fair value on a recurring basis (in thousands):

Balances as of June 30, 2014, 2015 and 2016	$—
Warrants issued	12,572
Gain from remeasurement	(3,796)
Exercises into common stock	(138)
Balance as of June 30, 2017	$8,638

Gain from remeasurement was included in other income (expense), net. During the year and the quarter ended June 30, 2017, warrants to purchase 905,561 shares of common stock were exercised for total cash proceeds of $0.2 million.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $5.7 million and $0.6 million at June 30, 2017 and 2016, respectively, are not included in the fair value hierarchy disclosure. As of June 30, 2017, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable. As of June 30, 2017, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	June 30, 2017	June 30, 2016
Raw materials	$757	$698
Work in progress	171	133
Finished goods	383	232
Total	$1,311	$1,063

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):	June 30,
	2017	2016
Computer hardware and software	$117	$106
Office furniture and equipment	27	27
Machinery and equipment	6,230	6,523
Leasehold improvements	183	183
	6,557	6,839
Less: accumulated depreciation and amortization	(5,879)	(5,661)
Total	$678	$1,178

Note 5. Commitments and Contingencies

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $148,070 to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in the fiscal year ended June 30, 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed balance sheets as of June 30, 2017 and 2016, related to the letter of credit.

Future minimum lease payments under the non-cancelable operating leases having initial terms of a year or more as of June 30, 2017, including the Lease Amendment, are as follows (in thousands):

Operating
Fiscal year ending June 30,	Leases
2018	$1,032
2019	173
Total	$1,205

Rent expense for fiscal years 2017, 2016 and 2015 was $0.9 million, $0.9 million and $0.8 million, respectively.

Note 6. Distribution, License, Development and Commercialization Agreements Century

On September 2, 2011, the Company signed a distribution agreement (the “Distribution Agreement”) with Century with respect to distribution of the Company’s planned MicroCutter products in Japan. Under the terms of a secured note purchase agreement, Century agreed to loan the Company an aggregate of up to $4.0 million, with principal due in September 30, 2016, subject to certain conditions, which principal due date was extended by two years effective July 1, 2014. Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. The note bears 5% annual interest which is payable quarterly in arrears. (see Note 7).

In return for the loan commitment, the Company granted Century distribution rights to the Company’s planned MicroCutter product line in Japan, and a right of first negotiation for distribution rights in Japan to future products. Century is responsible for securing regulatory approval from the Ministry of Health in Japan for the MicroCutter product line. In August 2013, Century filed for regulatory approval of the MicroCutter XCHANGE 30 blue and white reloads with the Pharmaceuticals and Medical Devices Agency, or PMDA, and in April 2014, filed for the MicroCutter XCHANGE 30 stapler with TUV Rheinland Japan Ltd, a registered third-party agency in Japan and received approvals in late 2014 for both reloads and stapler, to market in Japan. Also, in January 2015, Century submitted an application to PMDA, relating to a change in the material of the reload insert component within the reloads, changing the distal tip of the reload insert material from a LCP to an IXEF, and received approval in August 2015, to market in Japan. Though approvals of the MicroCutter XCHANGE 30 stapler and reloads for marketing in Japan have been obtained, Century intends to wait until the Company releases the MicroCutter 5/80 to Century and Century will need to file additional regulatory approvals with the Ministry of Health to market the MicroCutter 5/80 in Japan. After approval for marketing in Japan, the Company would sell MicroCutter units to Century, who would then sell the MicroCutter devices to their customers in Japan.

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of the MicroCutter products in Japan which had not occurred as of June 30, 2017.

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

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook, to develop and commercialize a specialized device, referred to as the PFO device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the device. The Company’s significant deliverables under the arrangement were the license rights and the associated development activities. These deliverables were determined to represent one unit of accounting as there was no standalone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO device. Under this agreement, the Company received no payments in the fiscal years ended June 30, 2017, 2016 and 2015. Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred. A total of $0.4 million under this agreement has been recorded as deferred development revenue on the balance sheet as of June 30, 2017 and 2016. On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

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

The Company determined that there were two substantive deliverables under the License Agreement representing separate units of accounting: license rights to technology that existed as of August 16, 2010, and license rights to technology that may be developed over the following three years. The $9.0 million upfront license payment and $1.0 million premium on the stock purchase by Intuitive Surgical (see Note 8) were aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes. Based upon the relative estimated selling prices of the deliverables, $9.0 million of the total consideration of $10.0 million was allocated to the license rights to technology that existed as of August 16, 2010, that has been recognized as revenue in the fiscal year ended June 30, 2011, and $1.0 million was allocated to technology that may be developed over the following three years that was recognized as revenue ratably over that three-year period, which ended in the fiscal year ended June 30, 2014.

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

The Company determined that there were two substantive deliverables under the amended license agreement representing separate units of accounting: license rights to technology that existed as of December 30, 2015; and license rights to technology that may be developed over the following two years. The $2.0 million payment from the amended license agreement was aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes, which approximates fair value based on Level 3 unobservable inputs. Based upon the relative estimated selling prices of the deliverables, $1.4 million of the total consideration of $2.0 million was allocated to the license rights to technology that existed as of December 30, 2015 that was recognized as revenue in the three months ended March 31, 2016, and $0.6 million was allocated to technology that may be developed over the following two years that was being recognized as revenue ratably over that two-year period. The Company recognized license and development revenue of $0.1 million and $1.5 million during the fiscal years ended June 30, 2017 and 2016, respectively, and as of June 30, 2017 and 2016, had deferred revenue of $0.4 million and $0.5 million, respectively, related to this amended license agreement.

Note 7. Notes Payable

In connection with the Distribution Agreement with Century (see Note 6), the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million, which amount was received in the fiscal year ended June 30, 2012, and the secured note purchase agreement was amended effective July 1, 2014, to extend the principal due date by two years.  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. This note bears 5% annual interest which is payable quarterly in arrears and was due in full on September 30, 2018. The debt issuance discount of approximately $2.1 million is reflected as a reduction in long-term debt and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property, until the note is repaid. There are no covenants associated with this debt.

The Company made interest payments of $0.2 million for each of the fiscal years ended June 30, 2017, 2016 and 2015. The interest payable at June 30, 2017 and 2016, was $50,000 and $50,000, respectively, and is included in other accrued liabilities in the accompanying balance sheets.

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

The Company did not agree with Century’s assertions as the Company believes it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan. Accordingly, the Company has not changed the classification of the note as a noncurrent liability as of June 30, 2017. Penalty interest has not been reflected in the financial statements as its payment was not considered probable. Additionally, the Company has not accelerated amortization of the remaining note discount ($0.5 million at June 30, 2017).

Subsequent to June 30, 2017, Century and the Company signed an amendment to the note (see Note 14).

Note 8. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

As of June 30, 2017 and June 30, 2016, the total number of shares that the Company is authorized to issue is 130,000,000 shares, consisting of 125,000,000 shares of common stock and 5,000,000 shares of preferred stock.

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

Preferred Stock Financing Arrangements

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

The Company designated 250,000 shares of its preferred stock as convertible preferred stock Series A. The convertible preferred stock Series A shares were non-voting and non-redeemable under any circumstances, and were convertible into shares of the Company’s common stock at a conversion rate of 10 shares of common stock for each share of convertible preferred stock Series A, subject to certain ownership limitations. In aggregate, 191,474 shares of convertible preferred stock Series A were issued in April 2014. In fiscal year 2017, all 191,474 shares of convertible preferred stock series A were converted into shares of common stock, resulting in the issuance of 1,914,740 common shares. Upon conversion, the Company recognized as a deemed dividend to convertible preferred stock Series A stockholders the associated original issuance costs ($1.0 million), based on the Company’s interpretation of the provisions of ASC 470-20-40-1. Shares of convertible preferred stock Series A, outstanding prior to conversion to shares of common stock, is included in stockholders’ equity (deficit) in the Company’s consolidated balance sheets because as it was not redeemable.

In May 2017, the Company designated 8,000 shares of its preferred stock as convertible preferred stock Series B. On May 16, 2017, the Company issued 8,000 convertible preferred stock Series B shares together with warrants to purchase common stock at a price to the public of $1,000 per share of convertible preferred stock Series B, raising gross proceeds of $8 million, prior to deducting underwriting discounts and commissions and offering expenses of $1.3 million paid by the Company.

Each share of convertible preferred stock Series B is convertible at a conversion price of $0.27 into 3,704 shares of the Company’s common stock at any time at the option of the holder, subject to certain ownership limitations. In aggregate, convertible preferred stock Series B is convertible into 29,632,000 shares of common stock. The conversion price will be reset to 75% of the common stock volume weighted average price upon Company repayment or amendment of its note payable to Century (see Note 7) if such repayment or amendment relates to amounts exceeding $500,000. In the event the Company issues common stock at a lower price, the conversion price will reset to such lower value. In the event of the Company’s liquidation, dissolution, or winding up, holders of the Company’s convertible preferred stock Series B will share ratably with the holders of the Company’s common stock on an as-if-converted basis. In the event of a change in control, convertible preferred stock Series B shares can be redeemed for a price per share equal to the higher of the amount received by common stock holders (on an as-converted basis) or 130% of the original amount invested, paid using the same type of consideration as common stock holders are paid. Shares of convertible preferred stock Series B have no voting rights and are not entitled to receive dividends, unless a cash dividend is declared by the Company’s board of directors to be paid to the holders of common stock, in which case the holders of convertible preferred stock Series B will be entitled to receive a cash dividend equal to the amount of dividends declared on the common stock on an as-if-converted basis.

Each share of convertible preferred stock Series B was sold with a warrant to purchase up to 3,704 shares of common stock (‘‘Series 1 warrants’’) and a warrant to purchase up to 1,852 shares of common stock (‘‘Series 2 warrants’’). In aggregate, Series 1 warrants to purchase 29,632,000 shares of common stock and Series 2 warrants to purchase 14,816,000 shares of common stock were issued. Subject to certain ownership limitations, the warrants are immediately exercisable into shares of the Company’s common stock at an initial exercise price of $0.27 and expire (a) with respect to Series 1 warrants, on the fifth anniversary of the date of issuance, and (b) with respect to the Series 2 warrants, on the first anniversary of the date of issuance. Warrants must be exercised on a gross basis, unless there is no effective registration statement for the underlying shares, in which case net exercise is allowed. In the event of a change in control whereby the warrant becomes exercisable into shares that are not publicly traded, warrants can be redeemed for a price equal to their value determined using the Black-Scholes model as of the transaction date. Such redemption will be paid in cash only if the change in control was in the Company’s control, and otherwise will be paid using the same form of consideration as is paid to common stockholders Warrant holders are not entitled to receive dividends until and unless the warrant is exercised.

The Company concluded that both the convertible preferred stock Series B and the Series 1 and 2 warrants are freestanding financial instruments as the warrants are separable, legally detachable, and transferable from each other and from the preferred stock. Series 1 and 2 warrants have been classified as liabilities in accordance with ASC 815-40, Contracts in Entity’s Own Equity. Based on this guidance, the Company interpreted the terms of the warrants to potentially allow for settlement in cash outside the control of the Company in certain circumstances.

The proceeds from issuance were allocated between convertible preferred stock Series B and the warrants. The issuance date fair value of the warrants of $12.6 million exceeded total proceeds raised of $8.0 million; accordingly, the excess of $4.6 million was recognized as loss from issuance of preferred stock and warrants and included in other income (expense), net. Because no proceeds remained to be allocated to convertible preferred stock Series B, this condition gives rise to a beneficial conversion feature, a conversion price that is in the money on the issuance date. However, the value of the beneficial conversion feature is limited to the amount allocated to the preferred stock, which was $0.

Issuance costs of $1.3 million were allocated to warrants consistent with the allocation of the proceeds from the financing, and are included in loss from issuance of preferred stock and warrants.

During the year and the quarter ended June 30, 2017, a total of 7,727 shares of convertible preferred stock Series B were converted into 28,618,487 shares of the Company’s common stock, leaving 273 shares of convertible preferred stock Series B issued and outstanding at June 30, 2017. Upon conversion, the Company recognized as a deemed dividend to convertible preferred stock Series B stockholders of $7.7 million, the proportionate amount of the discount from the allocation of the proceeds to warrants, based on our interpretation of the provisions of ASC 470-20-40-1. Additionally, warrants to purchase 905,561 shares of common stock were exercised for total cash proceeds of $0.2 million.

Because convertible preferred stock Series B can be redeemed by holders upon a change in control that could occur outside the Company’s control, it is classified in the Company’s consolidated balance sheets as a separate line item outside permanent stockholders’ equity (deficit) (“mezzanine”). Accretion of preferred stock to its redemption value is not recorded unless redemption becomes probable. As of June 30, 2017, the redemption was not probable as there has not been a change in control of the Company.

Shares Reserved

Shares of common stock reserved for future issuance are as follows:

June 30,
2017
Stock options and RSUs outstanding	1,711,005
Shares available for grant under stock option plans	367,640
Shares reserved for issuance upon conversion of convertible preferred stock Series B	1,011,110
Warrants for common stock	43,542,439
Total	46,632,194

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

In November 2015, the Company’s Board of Directors adopted, and in January 2016 the stockholders approved, the 2016 Equity Incentive Plan, as amended (the “2016 Plan”). In August 2016, the Company’s Board of Directors adopted, and in November 2016 the stockholders approved, to increase the share reserve under the 2016 Plan by 500,000 shares. A total of 1,363,580 shares of common stock have been reserved for issuance under the 2016 Plan as of June 30, 2017.

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

Award activity under all Plans is as follows:

		Outstanding Options
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price Per Share

Balance at June 30, 2014	71,691	560,152	$19.39
Shares reserved	540,000	—	—
Restricted stock awards granted	(29,000)	—	—
Options granted	(250,961)	250,961	6.90
Options forfeited	355,534	(355,534)	14.46
Balance at June 30, 2015	687,264	455,579	16.48
Shares reserved	409,132	—	—
Options granted	(1,249,956)	1,249956	2.84
Options forfeited	189,212	(189,212)	24.32
Balance at June 30, 2016	35,652	1,516,323	4.33
Shares reserved	500,000	—	—
Restricted stock awards granted	(147,600)	—	—
Options granted	(172,000)	172,000	1.32
Options forfeited	151,588	(151,588)	7.61
Balance at June 30, 2017	367,640	1,536,735	$3.67

The following table summarizes information about options outstanding, vested and exercisable at June 30, 2017:

Options Outstanding						Options exercisable
Exercise Prices			Number of Shares	Weighted- Average Remaining Contractual Life (years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share

$0.20	–	$2.79	238,841	6.30	$1.73	66,564	$1.81
2.80	–	2.80	1,025,280	6.96	2.80	462,149	2.80
3.50	–	38.20	272,614	3.90	8.66	218,330	9.48

Total outstanding			1,536,735	6.31	$3.67	746,814	$4.66
Options vested and expected to vest			1,453,918	6.29	$3.73

The weighted average remaining contractual life for all currently exercisable options as of June 30, 2017, was 5.84 years. The aggregate intrinsic value as of June 30, 2017, of all outstanding options was $1,236, options vested and expected to vest was $1,032 and options exercisable was $0. The aggregate intrinsic value as of June 30, 2016, of all outstanding options was $0, options vested and expected to vest was $0 and options exercisable was $0.

The weighted-average estimated grant date fair value of options granted to employees and directors during fiscal years 2017, 2016 and 2015 was $1.32, $2.93 and $3.67 per share, respectively. There were no options exercised during fiscal years 2017, 2016 and 2015. The grant date fair value of all stock options actually vesting in fiscal years 2017, 2016 and 2015 $927,000, $0 and $568,000, respectively.

Restricted Stock Units and Awards

The following table summarizes information about restricted stock activity.

Shares
Non-vested restricted stock at June 30, 2014	1,600
Awarded	29,000
Vested	(1,600)
Forfeited	(10,000
Non-vested restricted stock at June 30, 2015	19,000
Awarded	40,000
Vested	(32,330)
Forfeited	—
Non-vested restricted stock at June 30, 2016	26,670
Awarded	147,600
Vested	—
Forfeited	—
Non-vested restricted stock at June 30, 2017	174,270

The aggregate intrinsic value as of June 30, 2017, of all non-vested restricted stock awards was $52,000, and awards expected to vest was $36,000.

The grant date fair value of awards granted during fiscal years 2017, 2016 and 2015 was $1.42, $4.75 and $11.40 per share, respectively. The grant date fair value of all awards granted during fiscal years 2017, 2016 and 2015 was $210,000, $190,000 and $330,00, respectively. The grant date fair value of all stock awards actually vesting in fiscal years 2017, 2016 and 2015 was $0, $88,000 and $19,000, respectively.

The fair value of each restricted stock award is estimated based upon the closing price of the Company’s common stock on the grant date. Share-based compensation expense related to restricted stock units and awards is recognized over the requisite service period as adjusted for estimated forfeitures.

Employee Stock Purchase Plan

In September 2016, the Company’s board of directors approved the adoption of the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which was subsequently approved by the Company’s shareholders in November 2016.  Under the 2016 ESPP, the Company has reserved a total of 300,000 shares of common stock for issuance to employees.  The first offering period under the 2016 ESPP began on March 16, 2017 and will end on February 15, 2018. After the commencement of the first offering period, the 2016 ESPP provides for subsequent offering periods to begin on August 15 th and February 15 th of each year.  Each subsequent offering period under the 2016 ESPP will be one-year long and contain two six-month purchase windows.   Shares subject to purchase rights granted under the Company’s 2016 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2016 ESPP. The 2016 ESPP is intended to qualify as an “employee stock purchase plan,” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. Employees are able to purchase shares of common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the six-month purchase window.  No shares were issued under the 2016 ESPP as of June 30, 2017. For the fiscal year ended June 30, 2017, the Company recorded stock-based compensation expense of $22,000 related to the 2016 ESPP.

Note 9. Reductions in Force

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

Note 10. Income Taxes

Deferred income taxes reflect the net tax effects of net operating loss and tax credit carryovers and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts unused for income tax purposes. Significant components of the Company’s net deferred tax assets are as follows (in thousands):

	June 30,
	2017	2016
Deferred Tax Assets:
Net operating loss carry-forwards	$74,330	$68,914
Research credits	4,168	3,891
Fixed asset depreciation	—	48
Stock compensation	570	393
Deferred revenue	296	151
Other	1,144	1,123
Total deferred tax assets	80,508	74,520
Valuation Allowance	(80,481)	(74,520)
Deferred Tax Liabilities:
Fixed asset depreciation	(27)	—
Net Deferred Tax Assets	$—	$—

Realization of the deferred tax assets is dependent upon future income, if any, the amount and timing of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $6.0 million, $6.9 million and $6.9 million during fiscal years ended June 30, 2017, 2016 and 2015, respectively.

As of June 30, 2017, the Company has net operating loss carry-forwards for federal income tax purposes of approximately $203.5 million, which begin to expire in fiscal year 2018. The Company also has state net operating loss carry-forwards of approximately $122.4 million, which begin to expire in fiscal year 2018. The Company has federal research and development tax credits $3.8 million, which begin to expire in fiscal year 2021. The Company also has state research and development tax credits of $4.4 million, of which California tax credits have an unlimited carry-forward period and Arizona tax credits begin to expire in fiscal year 2024.

Included in the valuation allowance balance as of June 30, 2017, is $0.2 million related to the exercise of stock options which are not reflected as an expense for financial reporting purposes. Accordingly, any future reduction in the valuation allowance relating to this amount will be credited directly to equity and not reflected as an income tax benefit in the Statement of Operations.

The reconciliation of income tax benefits attributable to the net loss computed at the U.S. federal statutory rates to the income tax benefit recorded (in thousands):

	Fiscal Year Ended June 30,
	2017	2016	2015
Tax benefit at U.S. statutory rate	$(5,855)	$(5,449)	$(6,520)
Loss for which no tax benefit is currently recognizable	5,052	5,292	6,341
Loss on issuance of convertible preferred stock Series B and related warrants, and remeasurement of common stock warrant liability	712	—	—
Refundable research credits	(160)	—	—
Stock-based compensation	141	140	160
Prior year adjustments	98	—	—
Other, net	12	17	19
	$—	$—	$—

Utilization of the net operating loss carry-forwards and credit carry-forwards may be subject to a substantial annual limitation due to the limitations set forth in Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), and similar state provisions. In the fiscal year ended June 30, 2010, the Company completed a detailed analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry-forwards and credit carry-forwards attributable to periods before the change. Any subsequent ownership changes could further limit the use of net operating losses and credits. The Company concluded that approximately $4.9 million of federal net operating loss carry-forwards, $1.5 million of federal credit carry-forwards and approximately $19.5 million of California state net operating loss carry-forwards are significantly limited to offset future income, if any. However, the Company issued additional shares in fiscal years 2011 through 2017, that may have triggered another ownership change. A Section 382 study to determine the impact of these issuances has not been performed. If a change in ownership was triggered, the net operating loss carry-forwards and credit carry-forwards included in the Deferred Tax Assets could be further limited. The reductions are reflected in the carry-forward amounts included above.

At June 30, 2017, the Company had unrecognized tax benefits of $1.3 million, all of which would not currently affect the Company’s effective tax rate if recognized due to the Company’s deferred tax assets being fully offset by a valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Amount
Balance at June 30, 2014	$1,013
Additions based on tax positions related to prior years	26
Additions based on tax positions related to current year	82
Balance at June 30, 2015	1,121
Additions based on tax positions related to prior year	56
Additions based on tax positions related to current year	79
Balance at June 30, 2016	1,256
Additions based on tax positions related to prior years	—
Additions based on tax positions related to current year	84
Balance at June 30, 2017	$1,340

The Company would classify interest and penalties related to uncertain tax positions in income tax expense, if applicable. There was no interest expense or penalties related to unrecognized tax benefits recorded through June 30, 2017. The tax years 1998 through 2017 remain open to examination by one or more major taxing jurisdictions to which the Company is subject.

Note 11. Employee Benefit Plan

In January 2001, the Company adopted a 401(k) Profit Sharing Plan that allows voluntary contributions by eligible employees. Employees may elect to contribute up to the maximum allowed under the Internal Revenue Service regulations. The Company may make discretionary contributions as determined by the Board of Directors. No amount was contributed by the Company to the plan during fiscal years ended June 30, 2017, 2016 or 2015.

Note 12. Indemnification

From time to time, the Company enters into contracts that require the Company, upon the occurrence of certain contingencies, to indemnify parties against third-party claims. These contingent obligations primarily relate to (i) claims against the Company’s customers for violation of third-party intellectual property rights caused by the Company’s products; (ii) claims resulting from personal injury or property damage resulting from the Company’s activities or products; (iii) claims by the Company’s office lessor arising out of the Company’s use of the premises; and (iv) agreements with the Company’s officers and directors under which the Company may be required to indemnify such persons for liabilities arising out of their activities on behalf of the Company. Because the obligated amounts for these types of agreements usually are not explicitly stated, the overall maximum potential amount of these obligations cannot be reasonably estimated. No liabilities have been recorded for these obligations on the Company’s consolidated balance sheets as of June 30, 2017 or 2016, as there are no amounts currently estimable and probable of payment.

Note 13. Consolidated Financial Information by Quarter

Consolidated Financial Information by Quarter (unaudited)

Fiscal Year 2017:
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Total net revenue	$467	$799	$1,107	$1,050
Gross profit (loss) on product sales (1)	(88)	(245)	(332)	(82)
Net loss allocable to common stockholders	(3,955)	(3,637)	(4,483)	(13,855)
Basic and diluted net loss per share allocable to common stockholders	(0.44)	(0.41)	(0.50)	(0.78)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	8,928	8,928	8,928	17,794

Fiscal Year 2016:
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Total net revenue	$755	$700	$1,886	$714
Gross profit (loss) on product sales (1)	(286)	(206)	(453)	(423)
Net loss allocable to common stockholders	(4,642)	(4,087)	(3,027)	(4,231)
Basic and diluted net loss per share allocable to common stockholders	(0.52)	(0.46)	(0.34)	(0.47)
Shares used in computing basic and diluted net loss per share allocable to common stockholders	8,896	8,901	8,916	8,928

(1) Gross profit is computed as total net product sales less cost of product sales.

Note 14. Subsequent Event

On September 21, 2017, the Company and Century entered into an amendment to the secured note purchase agreement (see Note 7). In August 2016, Century asserted that Dextera had an obligation to repay the loan within ten days of receiving net proceeds from a financing in April 2014, notwithstanding that Dextera entered into the amendment to the agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further asserted that Dextera owed Century penalty interest at the incremental rate of 7% per annum. The Company did not agree with Century’s assertions as the Company believes that it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan.

The parties settled the dispute by entering into the note amendment, pursuant to which: (1) the Company agreed to make partial principal payments on the note in the amount of $125,000 on each of September 30, 2017, December 31, 2017, March 31, 2018, and June 30, 2018; (2) the parties waived any and all claims based on, or relating to, Century’s allegation that the earlier payment was due, and (3) the parties agreed that no penalty interest was due. The remainder of the principal balance of $3.5 million is due on September 30, 2018. The agreement to make partial principal payments in fiscal year 2018 was an event that occurred after June 30, 2017; accordingly, they are classified as long-term as of June 30, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management has concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of June 30, 2017, and as a result, our disclosures controls and procedures were not effective. Notwithstanding the material weakness that existed as of June 30, 2017, our chief executive officer and chief financial officer have concluded that the financial statements included in this Annual Report on Form 10-K present fairly, in all material aspects, the financial position, results of operations and cash flows of Dextera Surgical in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a15-(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Dextera Surgical;

(ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Dextera Surgical are being made only in accordance with authorizations of management and directors of Dextera Surgical; and

(iii)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Dextera Surgical’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of June 30, 2017. Management identified the following material weakness:

●

We did not adequately review the accounting surrounding its equity-linked financial instruments which resulted in material adjustments to the financial statements. We plan to devote significant time and attention to remediate the above material weakness as soon as reasonably possible. As we continue to evaluate our controls, we will make the necessary changes to improve the overall design and operation of our controls.

This annual filing does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to an amendment to the Sarbanes-Oxley Act which exempts Smaller Reporting Companies from the requirements of Section 404(b).

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2017, other than the material weakness identified above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Identification of Executive Officers and Directors

Reference is made to the information regarding executive officers appearing under the heading “Business — Executive Officers of the Registrant” in Part I Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference. Reference is made to the information regarding our directors and nominees for director appearing under the heading “Proposal 1 — Election of Directors” to be included in our proxy statement for our 2017 annual meeting of stockholders, or 2017 Proxy Statement, which information is incorporated herein by reference.

Identification of Audit Committee and Audit Committee Financial Expert

  Reference is made to the information regarding directors to be included under the headings “Information Regarding the Board of Directors and Corporate Governance — Information Regarding Committees of the Board of Directors— Audit Committee” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors to be included under the heading “Information Regarding the Board of Directors and Corporate Governance—Nominating Committee” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information to be included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Code of Conduct

Reference is made to the information to be included under the heading “Information Regarding the Board of Directors and Corporate Governance — Code of Business Conduct and Ethics” in our 2017 Proxy Statement, which information is incorporated herein by reference. A copy of our code of business conduct and ethics can be found on our website, www.dexterasurgical.com in the “USA” section titled “About” by clicking on “Investors/Media” and selecting the subsection titled “Corporate Governance” and then “Governance Highlights.” The contents of our website are not a part of this Annual Report on Form 10-K.

Item 11. Executive Compensation

Reference is made to the information to be included under the heading “Executive Compensation” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership

Reference is made to the information to be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2017 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information to be included under the heading “Securities Authorized for Issuance under Equity Compensation Plans — Equity Compensation Plan Information” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information to be included under the headings “Transactions with Related Persons” and “Information Regarding the Board of Directors and Corporate Governance — Independence of the Board of Directors” in our 2017 Proxy Statement, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Reference is made to the information to be included under the heading “Principal Accountant Fees and Services” in our 2017 Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report

1. Financial Statements

Reference is made to the Index to Financial Statements under Item 8, Part II hereof.

2. Financial Statement Schedules

All financial statement schedules are omitted because the information is not applicable or is presented in the Financial Statements or Notes thereto.

3. Exhibits

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.1	02/17/2016
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	000-51772	3.1	06/21/2016
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	000-51772	3.1	05/18/2017
3.10	Certificate of Elimination of Series A Convertible Preferred Stock	8-K	000-51772	3.1	09/06/2017
3.11	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Reference is made to Exhibits 3.1 to 3.11 above.
4.2	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
4.3	Form of Warrant to Purchase Shares of Common Stock	S-1	333-216625	4.3	05/11/2017
10.1	1997 Equity Incentive Plan and forms of related agreements and documents. +	S-1	333-129497	10.1	11/04/2005
10.2	2005 Equity Incentive Plan. +	8-K	000-51772	10.1	12/12/2014
10.3	Form of Option Agreement under the Cardica, Inc. 2005 Equity Incentive Plan+	10-K	000-51772	10.3	09/25/2014
10.4	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Grant Agreement. +	8-K	000-51772	10.26	02/20/2009
10.5	Office Lease Agreement dated April 25, 2003, and First Amendment to Office Lease Agreement dated January 21, 2004.	S-1	333-129497	10.5	11/04/2005
10.6	Second Amendment to Office Lease Agreement, executed and delivered in December 2007 effective November 19, 2007.	8-K	000-51772	10.1	12/05/2007
10.7	Third Amendment to Office Lease, dated November 17, 2009, by and between Cardica, Inc., and HCP LS REDWOOD CITY, LLC (f/k/a Slough Redwood City, LLC).	10-Q	000-51772	10.29	11/15/2010
10.8	Fourth Amendment to Lease dated November 11, 2010	8-K	000-51772	10.30	11/16/2010

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.9	Fifth Amendment to Lease dated November 24, 2014.	10-Q	000-51772	10.2	02/10/2015
10.10	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated June 16, 2003. †	S-1	333-129497	10.6	12/20/2005
10.11	First Amendment to Distribution Agreement, dated March 30, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.6.1	04/05/2007
10.12	Amendment No. 2 to Distribution Agreement, dated June 13, 2007, by and between Cardica, Inc. and Century Medical, Inc. †	10-K	000-51772	10.7	09/24/2010
10.13	Amendment No. 3 to Distribution Agreement, dated January 24, 2008, by and between Cardica, Inc. and Century Medical, Inc.	10-K	000-51772	10.8	09/24/2010
10.14	Amendment No. 4 to Distribution Agreement, dated April 1, 2010, by and between Cardica, Inc. and Century Medical, Inc. †	8-K	000-51772	10.8.1	04/07/2010
10.15	Fifth Amendment to Distribution Agreement, dated as of July 1, 2014, by and between Cardica, Inc. and Century Medical, Inc. †	10-K	000-51772	10.14	09/25/2014
10.16	Distribution Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.36	11/09/2011
10.17	Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.37	11/09/2011
10.18	Security Agreement by and between Cardica, Inc. and Century Medical, Inc. dated September 2, 2011. †	10-Q	000-51772	10.38	11/09/2011
10.19	Form of Secured Promissory Note to Century Medical	10-Q	000-51772	10.39	11/09/2011
10.20	Letter Agreement, dated as of July 1, 2014, extending the term of the Secured Note Purchase Agreement by and between Cardica, Inc. and Century Medical, Inc.	10-K	000-51772	10.19	09/25/2014
10.21	Compensation Information for named executive officers for fiscal 2014. +	8-K	000-51772	Item 5.02	07/18/2014
10.22	Cardica, Inc. Non-Employee Director Compensation. +	10-Q	000-51722	10.2	02/10/2016
10.23	Benefit Agreement with Bernard Hausen, M.D., Ph.D. +	S-1	333-129497	10.4	02/01/2006
10.24	Cardica, Inc. Change in Control and Severance Benefit Plan. +	8-K	000-51772	10.25	02/18/2009
10.25	Cardica, Inc. Executive Performance Bonus Plan. +	8-K	000-51772	10.1	07/24/2015
10.26	Cardica, Inc. Inducement Plan. +	10-Q	000-51722	10.5	11/12/2015

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
10.27	License Agreement, dated August 16, 2010, by and between Cardica , Inc., and Intuitive Surgical Operations, Inc. †	10-K	000-51722	10.28	09/24/2010
10.28	Amendment to License Agreement and Potential Development Agreement, dated as of December 30, 2015, between Cardica, Inc. and Intuitive Surgical Operations, Inc. †	10-Q	000-51722	10.6	02/10/2016
10.29	Cardica, Inc. 2016 Equity Incentive Plan +	8-K	000-51722	10.1	11/28/2016
10.30	Employment Agreement, dated October 2, 2015, with Julian Nikolchev +	10-Q	000-51722	10.1	11/12/2015
10.31	Separation Agreement with Bernard Hausen, dated September 16, 2015 +	10-Q	000-51722	10.4	11/12/2015
10.32	Employment Agreement, dated October 28, 2015, with Thomas J. Palermo +	10-Q	000-51722	10.5	02/10/2016
10.33	Dextera Surgical Inc. 2016 Employee Stock Purchase Plan+	8-K	000-51722	10.2	11/28/2016
10.34	Form of Option Grant Notice and Option Agreement for use under the 2016 Equity Incentive Plan+	10-Q	000-51722	10.1	02/10/2017
10.35	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for use under the 2016 Equity Incentive Plan+	10-Q	000-51722	10.2	02/10/2017
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page).					X
31.1	Certification of chief executive officer.					X
31.2	Certification of chief financial officer.					X
32.1	Section 1350 Certification					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for, or grant of, confidential treatment.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dextera Surgical Inc.
Registrant

October 13, 2017	/s/ Robert Y. Newell
Date	Robert Y. Newell Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated on the date set forth below:

Name and Signature	Title	Date

/s/ Julian Nikolchev	President, Chief Executive Officer and Director	October 13, 2017
Julian Nikolchev	(Principal Executive Officer)

/s/ Robert Y. Newell	Chief Financial Officer	October 13, 2017
Robert Y. Newell	(Principal Financial and Accounting Officer)

/s/ michael a. bates	Director	October 13, 2017
Michael A. Bates

/s/ thomas a. afzal	Director	October 13, 2017
Thomas A. Afzal

/s/ Gregory D. Casciaro	Director	October 13, 2017
Gregory D. Casciaro

/s/ R. Michael Kleine	Director	October 13, 2017
R. Michael Kleine

/s/ Samuel E. Navarro	Director	October 13, 2017
Samuel E. Navarro