Form 10-K/A
period 2017-06-30
DEXTERA SURGICAL INC
filed 2017-10-27
CIK 1178104

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

The number of shares of common stock outstanding as of October 3, 2017, was 48,206,226.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Dextera Surgical Inc.

ANNUAL REPORT ON FORM 10-K/A

For the Year Ended June 30, 2017

Amendment No. 1

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”), to amend our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”) on October 13, 2017 (the “Form 10-K”). The principal purpose of this Amendment is to include in Part III the information that was to be incorporated by reference to the Proxy Statement for our 2017 Annual Meeting of Stockholders. This Amendment hereby amends Part III, Items 10 through 14, and Part IV Item 15 of the Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-K. This Amendment does not reflect events occurring after the filing of the 10-K (i.e. occurring after October 13, 2017) or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

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

Name	Age[1]	Principal Occupation/ Position Held With Dextera
Thomas A. Afzal	59	President and Chief Executive Officer of Spinal Kinetics, Inc. / Director

Michael A. Bates	59	Independent Financial Executive, Angel Investor and Company Advisor / Director and Chairman of the Board

Gregory D. Casciaro	60	President and Chief Executive Officer of Cardiac Dimensions / Director

R. Michael Kleine	63	President, Chief Executive Officer and Director of Miramar Labs, Inc. / Director

Samuel E. Navarro	61	Managing Partner of Gravitas Healthcare, LLC / Director

Julian N. Nikolchev	63	President, Chief Executive Officer and Director

1 As of September 30, 2017

Thomas A. Afzal has been a director since January 2015. Mr. Afzal has served as the President and Chief Executive Officer of Spinal Kinetics, Inc., a global medical device company, since co-founding the company in 2003. Mr. Afzal also currently serves as the Chairman of Heart Repair Technologies, Inc., a company he co-founded in September 2008 that develops surgical and percutaneous mitral valve repair systems. He also served as the Chairman of PneumRx, Inc., a company dedicated to developing innovative technologies in treating emphysema, from July 2011 until it was sold to BTG plc (LON:BTG) in January 2015. From 1997 to 2003, Mr. Afzal served as the President and Chief Executive Officer of CardioVention, Inc., a medical device company he founded that was focused on minimal invasive products for cardiovascular surgery. Prior to that, Mr. Afzal served  as the General Manager of the Cardiac Valve Group and Vice President of Sales and Marketing of CardioThoracic Systems, Inc. (formerly NASDAQ:CTSI), a developer of products for beating-heart surgery. Mr. Afzal’s professional experience also includes positions with Krauth Medical GmbH, a privately-held leading European medical device distributor and manufacturer, SulzerMedica, a multi-national medical device company, CarboMedics, a leading developer and manufacturer of mechanical heart valves, and Baxter International Inc. Mr. Afzal also currently serves as a board member of Ivy Sports Medicine and Crosstrees Medical and also served on the board of the College of Business of San Diego State University. Mr. Afzal earned a Bachelor of Science Degree in Business Administration from San Diego State University. Mr. Afzal has extensive chief executive management experience with growth companies, including establishing a significant European business presence, and mergers and acquisitions in the medical device industry.

Michael A. Bates was appointed as a director of Dextera in December 2015 and Chairman of the Board in January 2016. Mr. Bates is an independent financial executive, angel investor and company advisor, and was Chief Financial Officer of two public and two private companies in his operating career. From July 2008 until September 2015, Mr. Bates was the consulting Chief Financial Officer of Moximed, Inc., a private medical device company established to treat osteoarthritis. From January 2005 to January 2007, Mr. Bates served as Chief Financial Officer of St. Francis Medical Technologies, Inc., a medical device company, which was acquired by Kyphon Inc. in January 2007. From April 2000 to October 2004, Mr. Bates served as Vice President of Finance and Administration and Chief Financial Officer of Silicon Genetics, a bioinformatics company. From January 1999 to February 2000, Mr. Bates served as Vice President of Finance and Chief Financial Officer of Collagen Aesthetics, Inc., a medical device company. From 1995 to 1998, Mr. Bates served in various financial positions at Penederm, Inc., a dermatology pharmaceutical company, most recently as its Chief Financial Officer. Mr. Bates also serves on the boards of BÂRRX Medical, Inc., a privately-held medical device company, and Satiety, Inc., a privately-held company developing tools to treat obesity. Mr. Bates is a C.P.A., and holds a B.S. in Business Administration from California State University at Hayward and an M.B.A. in Finance from Haas School of Business at the University of California, Berkeley. Mr. Bates has extensive experience in emerging public and private medical device companies as a chief financial officer and in mergers and acquisitions in the medical device industry.

Gregory D. Casciaro has been a director since December 2014. He has served as President and Chief Executive Officer of Cardiac Dimensions, a medical device company developing products to treat heart failure since December 2015. Since January 2015 Mr. Casciaro has served as executive chairman of the board of directors of Apama Medical, Inc., a medical device company focused on atrial fibrillation technologies. He has served as a director of QT Vascular Ltd., a medical device company, since 2001. From June 2010 to August 2014, Mr. Casciaro served as the President and Chief Executive Officer of AccessClosure, Inc., a medical device company that was acquired by Cardinal Health, Inc. From September 2004 to December 2009, he was the President, Chief Executive Officer and a director of XTENT, Inc., a medical device company that was acquired by Biosensors International Group, Ltd. Previously, Mr. Casciaro served as the President, Chief Executive Officer and a director of Orquest Inc., a private company manufacturing and selling bio-therapeutic products to the orthopedic market. Mr. Casciaro previously served as a director of AngioDynamics, Inc. and Kerberos Proximal Solutions. Prior to 2001, he was President, Chief Executive Officer and a director at General Surgical Innovations, Inc., a laparoscopic surgical equipment manufacturer that was acquired by United States Surgical, a division of Tyco Healthcare Group, and held executive and management positions at Vascular Intervention, a division of Guidant Corporation, North American Instrument Corporation, and Procter & Gamble Co. Mr. Casciaro graduated from Marquette University with a B.A. in Business Administration. Mr. Casciaro has extensive chief executive management experience with growth companies and in mergers and acquisitions in the medical device industry.

R. Michael Kleine has been a director since December 2014. He has served as President, Chief Executive Officer and a director of Miramar Labs, Inc., a leading medical device manufacturer, from February 2014 until it was acquired in July 2017. Previously, Mr. Kleine served as the President and Chief Executive Officer of EndoGastric Solutions, Inc., a medical device manufacturer, from May 2011 to February 2014, where he served as its executive chairman of the board until September 2014. Mr. Kleine also serves as a director of ASLAN Pharmaceuticals Pte. Ltd., a pharmaceutical company, QT Vascular, a medical device company, and BioParadox Inc., a point-of-care biologic treatment company. Prior to EGS, Mr. Kleine served as the President, Chief Executive Officer and as a director of Biosensors International, a company focused on the interventional cardiology and critical care markets, from January 2008 to November 2010. Previously, Mr. Kleine served as the President and Chief Executive Officer of Microvention, Inc., a leading medical device company, until its acquisition by Terumo Corporation, at which point Mr. Kleine served as the President, Chief Executive Officer and chairman of the Microvention Division. Previously, Mr. Kleine served as a partner of Pharos LLC, a company focused on acquiring and developing core technologies, and as President and Chief Executive Officer of each of Thermo Cardiosystems Inc. and Sorin Biomedical Inc., both medical device manufacturers. Mr. Kleine also held numerous leadership roles with Baxter International Inc. Mr. Kleine holds a M.S. from Webster University and a B.A. in biological science from Missouri Valley College. Mr. Kleine has extensive chief executive management experience with growth companies and mergers and acquisitions in the medical device industry.

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

Julian N. Nikolchev joined Dextera as our President and Chief Executive Officer and Director on October 15, 2015. Mr. Nikolchev brings more than 30 years of medical device experience to Dextera. From 2014 to 2015 he worked as a consultant for several early stage start-up companies, SRI International and NanoDimension, Inc., a Venture Capital firm. He previously served as founder, Chief Executive Officer and Chief Technology Officer of Pivot Medical, a medical device company (now part of Stryker Sports Medicine) from 2007 to 2014, where he was responsible for directing the transition from development enterprise to a full commercial organization with the leading brand in the fastest growing orthopedic market segment. He joined Pivot Medical while serving as a venture partner at Frazier Healthcare Ventures, a venture capital firm where he was a venture partner from 2006 to 2008. Before Frazier, he served as founder, president and Chief Executive Officer of CardioMind (sold to Biosensors International) from 2003 to 2006, and previously as president and Chief Executive Officer of AVAcore Technologies from 2000 to 2003 and as founder and president of Pro*Duct Health, a medical device company (sold to Cytyc) from 1997 to 2000. Prior to Pro*Duct Health, he served as manager of the new venture group at Target Therapeutics from 1991 to 1992, where he subsequently founded Conceptus (sold to Bayer AG in 2014) and served as founder and Chief Technology Officer for many years. Prior to his tenure leading medical device companies, Mr. Nikolchev served in a variety of escalating management positions within engineering organizations. He holds a B.S. and M.S. degrees in Mechanical Engineering from Stanford University and a M.S. degree in Management of Technology from the Massachusetts Institute of Technology. He is the author of numerous papers on technology commercialization and new technology development and an inventor and co-inventor on more than 35 issued or pending patents. Mr. Nikolchev has extensive experience in the medical device industry as a chief executive officer with a record of successfully leading management teams, managing products through the technical development process to commercialization and building successful companies that have been subsequently acquired by larger medical device companies.

There are no family relationships among any of our executive officers, directors or nominees.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during fiscal 2017 our executive officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to each of them, respectively.

Code of Business Conduct and Ethics

The Board adopted the Dextera Surgical Inc. Code of Business Conduct and Ethics that applies to all officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.dexterasurgical.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website in lieu of filing a Form 8-K.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board.

Audit Committee

We have a standing Audit Committee that is currently composed of three directors (Mr. Bates, Mr. Kleine, and Mr. Navarro). The Board has determined that Mr. Navarro qualifies as an “audit committee financial expert,” as defined in the applicable U.S. Securities and Exchange Commission (the “SEC”) rules. The Board made a qualitative assessment of Mr. Navarro’s level of knowledge and experience based on a number of factors, including his formal education and experience as an investment banker.

Item 11. Executive Compensation

Summary Compensation Table

The following table shows for the fiscal years ended June 30, 2017 and 2016, compensation awarded to or paid to, or earned by, Mr. Nikolchev, who served as our Chief Executive Officer during fiscal 2017, and our two other most highly compensated executive officers at June 30, 2017 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Julian Nikolchev	2017	375,000	37,800	-	-	-	412,800
President and Chief Executive Officer	2016	267,045	-	782,586	-	-	1,049,631

Liam Burns	2017	253,746	25,200	-	156,000	7,200	442,146
Vice President, Sales and Marketing	2016	253,746	-	119,000	153,972	7,200	533,918

Thomas Palermo	2017	310,008	25,200	-	-	-	335,208
Chief Operating Officer	2016	193,755	-	277,168	-	-	470,923

(1)

These amounts are not cash compensation, but represent the aggregate fair value of the stock grants received by our Named Executive Officers. The aggregate fair value is computed in accordance with FASB ASC Topic 718, excluding the effects of forfeiture with respect to awards subject to performance conditions. Assumptions used in the calculation of these amounts are included in Note 1 to our audited financial statements for the fiscal year ended June 30, 2017, included in our Annual Report on Form 10-K.

(2)

Consists of restricted stock unit awards that vest in installments of 1/3rd of the total award per year, subject in each case to the holder providing continued service with Dextera on such vesting date.

Non-Equity Incentive Plan Compensation

2017 Bonuses

Although a bonus plan was established for fiscal 2017, no bonuses were paid for fiscal 2017 due to failure to achieve corporate objectives.

 2016 Bonus Plan

The 2016 Bonus Plan was designed to offer incentive compensation to certain of our employees, including our named executive officers (other than Mr. Burns, who was compensated on a sales commission plan), by rewarding the achievement of specifically measured corporate objectives and, other than our Chief Executive Officer, individual performance objectives.

The 2016 Bonus Plan provided for the payment of cash bonuses to our Named Executive Officers (other than Mr. Burns, who was compensated on a sales commission plan) for the achievement of corporate objectives determined by the Compensation Committee, as follows: completion of MicroCutter XCHANGE 30 and relaunch of our combo device worldwide (50%); gain clinical adoption status in 15 accounts in Europe (20%); receive 510(k) clearance for expanded indication in United States by December 31, 2015 (15%); and achieve cash balance of greater than $18.7 million at December 31, 20/15 (15%). Other than for the Chief Executive Officer, a portion of the bonus would also be attributed to individual performance. Target bonuses were set as a percentage of base salary, with 50% for Mr. Nikolchev, and 35% for Mr. Palermo. Actual bonuses would be paid by applying the percentage achievement of corporate objectives against target bonuses and, in the case of those other than Mr. Nikolchev, individual goals.

In September 2016, the Compensation Committee, with the consent of the Named Executive Officers, determined that no bonuses for performance in fiscal 2016 would be paid to the Named Executive Officers despite a portion of the performance objectives having been met, due to the need for Dextera to conserve cash. Accordingly, the Named Executive Officers did not receive a cash bonus for fiscal 2016.

Employment Arrangements with Named Executive Officers

Julian Nikolchev - President and Chief Executive Officer

 On October 2, 2015, we entered into an employment agreement with Mr. Nikolchev pursuant to which Mr. Nikolchev became our President and Chief Executive Officer, and a member of our Board, effective October 15, 2015. Pursuant to the terms of the employment agreement, Mr. Nikolchev received an initial annual base salary of $375,000, participates in our annual performance-based Executive Bonus Plan with an initial target bonus of 50% of his annual base salary, and was granted a stock option to purchase 489,116 shares of our common stock with an exercise price per share equal to the fair market value of a share of common stock on the date of grant, vesting over four years subject to partial accelerated vesting in the event of a change in control of Dextera. The employment agreement also provides that Mr. Nikolchev will receive additional stock options in the event of future equity financings to keep his percentage beneficial ownership in Dextera at the same level up through $30 million of future equity financing. In the event that Dextera terminates Mr. Nikolchev’s employment without “cause,” or Mr. Nikolchev resigns for “good reason,” both as defined in the agreement, Mr. Nikolchev will receive, as severance, one year’s base salary, up to 18 months of COBRA premiums paid and, if his employment terminates prior to October 15, 2016, accelerated vesting of his options such that his options will vest as if he had served through October 15, 2016. Mr. Nikolchev is also a participant in Dextera’s Change in Control Severance Benefit Plan, pursuant to which he will receive, as severance, if his employment is terminated by Dextera without “cause,” or Mr. Nikolchev engages in a “resignation for good reason,” within 18 months following a change of control of Dextera, 1.5 times his annual base salary, 18 months of COBRA premiums paid and full acceleration of vesting of his equity awards. Mr. Nikolchev’s employment terms were the result of arm’s length negotiations between him and Dextera for him to join Dextera.

Liam J. Burns - Vice President, Sales and Marketing

Mr. Burns does not have an employment agreement with us. Mr. Burns’ annual base salary for fiscal 2016 was $253,746. On January 29, 2016, Mr. Burns also received an option to acquire 70,000 shares of Dextera common stock. Mr. Burns, as Vice President, Sales and Marketing, also received compensation pursuant to his fiscal 2016 sales commission plan. Mr. Burns also receives a car allowance.

Thomas Palermo - Chief Operating Officer

On November 5, 2015, our Board appointed Thomas J. Palermo as our chief operating officer effective November 16, 2015. Pursuant to Mr. Palermo’s employment agreement with Mr. Palermo, Mr. Palermo received: (a) an annual salary of $310,000; (b) an annual maximum bonus of 35% of his annual base salary; (c) a stock option to purchase 163,040 shares of Dextera common stock with an exercise price equal to the closing price of Dextera common stock on the date of grant; and (d) 100% vesting of his equity awards in the event of a change of control of Dextera and either termination of his employment with the company without cause or his resignation of employment for good reason. Mr. Palermo’s employment terms were the result of arm’s length negotiations between him and Dextera for him to join Dextera.

The Compensation Committee has not determined whether it would attempt to recover bonuses from our named executive officers if the performance objectives that led to a bonus determination were to be found not to have been met to the extent originally believed by the Compensation Committee.

Outstanding Equity Awards at Fiscal Year End

The following table shows for the fiscal year ended June 30, 2017, certain information regarding outstanding equity awards at fiscal year end for the Named Executive Officers.

Outstanding Equity Awards at June 30, 2017

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
Julian Nikolchev	203,797	285,319	(3)	$2.80	10/15/2025	30,000		$9,000

Liam J. Burns	20,000	-		$10.00	12/16/2020	21,666	(6)	$6,500
	24,791	45,209	(4)	$2.80	01/29/2023	-		-
	20,000	-		$4.10	06/17/2024	-		-

Thomas Palermo	64,536	98,504	(5)	$2.80	01/29/2023	20,000		$6,000

(1)

Consists of restricted stock unit option awards that vest in installments of 1/3rd of the total award per year, subject in each case to the holder providing continued service with Dextera on such vesting date.

(2)

This column represents the market value of the shares of our common stock underlying the restricted stock units as of June 30, 2017, based on the closing price of our common stock, as reported on the NASDAQ, of $0.30 per share on June 30, 2017.

(3)

Twenty-five per cent of the shares vested on October 15, 2016, and the balance of the shares vest monthly thereafter at the rate of 1/36th of the total grant per month, subject in each case to the holder providing continued service with Dextera on such vesting date.

(4)	Options vest in installments of 1/48th of the total grant per month, subject in each case to the holder providing continued service with Dextera on such vesting date.

(5)

Twenty-five per cent of the shares vested on November 16, 2016, and the balance of the shares vest monthly thereafter at the rate of 1/36th of the total grant per month, subject in each case to the holder providing continued service with Dextera on such vesting date.

(6)

Consists of two restricted stock unit option awards, one award of 20,000 restricted stock units will vest on February 15, 2018, subject to the holder providing continued service with Dextera on such vesting date, and 1,666 restricted stock units vested on August 15, 2017.

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

Continued Group Health Plan Benefits - If an Eligible Employee timely elects to continue coverage of a group health plan sponsored by us under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”), we will pay the applicable premiums on behalf of the Eligible Employee for the Eligible Employee’s continued coverage under such plans, including coverage for the Eligible Employee’s eligible dependents, for up to 18 months for the Chief Executive Officer, 12 months for a Vice President and four months for a Director, or such earlier date as the Eligible Employee or his or her dependents cease to be eligible for continued coverage.

 Accelerated Vesting - All equity awards held by an Eligible Employee prior to termination will become fully vested and, as applicable, exercisable as of the date of termination.

 Modified Tax Gross-Up - If payments and benefits in connection with a Change in Control (including payments under the Severance Plan) constitute “parachute payments” that are subject to excise taxes imposed by Section 4999 (the “Excise Tax”) of the Code, we will determine which of the following two alternative amounts of payment under the Severance Plan shall be paid to the Eligible Employee: (i) payment in full of the entire amount of the payment (a “Full Payment”), or (ii) payment of only a part of the payment so that the Eligible Employee receives the largest payment possible without the imposition of the Excise Tax (a “Reduced Payment”). A Reduced Payment will only be made if (x) payment of the Full Payment would result in the imposition of the Excise Tax, (y) payment of the Reduced Payment would not result in the imposition of the Excise Tax, and (z) in the case of employees who are above the level of director, the Reduced Payment is not less than the Full Payment minus an amount of cash equal to the product of (I) 0.5 multiplied by (II) the Cash Severance.

 If the Full Payment is made and is subject to the Excise Tax, we will pay the Eligible Employee an additional payment (a “Gross-Up Payment”) equal to (A) the Excise Tax on the Full Payment, (B) any interest or penalties imposed on the Eligible Employee with respect to the Excise Tax on the Full Payment, and (C) an additional amount sufficient to pay the Excise Tax and the federal and state income and employment taxes arising from the payments made by us to the Eligible Employee pursuant to (A), (B) and (C). We will reduce an Eligible Employee’s severance benefits, in whole or in part, by the amount of any other severance benefits, pay in lieu of notice, or other similar benefits payable to the Eligible Employee by Dextera in connection with the Eligible Employee’s termination or resignation.

The amount of compensation and benefits payable to each named executive officer under the Severance Plan has been estimated in the table below. The table below does not include amounts in which the named executive officer had already vested as of June 30, 2017. Such vested amounts would include vested stock options and accrued wages and vacation. The tables below also do not include the impact of equity awards granted to the named executive officers after June 30, 2017. The actual amount of compensation and benefits payable in any termination event can only be determined at the time of the termination of the named executive officer’s employment with Dextera.

		Continuation	Acceleration	Acceleration
	Cash	of Health	of Stock	of Stock
	Severance	Care Benefits	Option	Award	Tax Gross-
Name	Benefit (1)	(2)	Vesting (3)	Vesting (4)	Up	Total
Julian Nikolchev	$562,500	$3,619	$-	$9,000	$235,966	$811,085
Liam J. Burns	$409,746	$27,004	$-	$6,500	$174,788	$618,038
Thomas Palermo	$310,008	$21,766	$-	$6,000	$134,843	$472,617

(1)	The amounts listed in this column do not include the payment of accrued salary and vacation that would be due upon termination of employment.

(2)	Represents the present value of the continuation of our current employee benefits, including medical, dental, and vision insurance.

(3)

The amounts typically listed in this column represent the difference between the exercise price of unvested options and the closing price of $0.30 of our common stock on June 30, 2017. As no options had exercise prices of $0.30 or less, no amounts are shown.

(4)	The amounts listed in this column represent the value of accelerated vesting on restricted stock units, based on the closing price of $0.30 of our common stock on June 30, 2017.

Director Compensation

The following table shows for the fiscal year ended June 30, 2017, certain information with respect to the compensation earned by all of our non-employee directors serving as directors during fiscal 2017:

Director Compensation for Fiscal 2017

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($) (2)(3)	Total ($)
Thomas A. Afzal	35,000	12,300	47,300
Michael A. Bates	60,000	12,300	72,300
Gregory D. Casciaro	30,000	12,300	42,300
R. Michael Kleine	33,056	12,300	45,356
Samuel E. Navarro	30,000	12,300	42,300
William H. Younger, Jr.(4)	11,833	-	11,833

(1)

Amounts shown in this column represent the annual fees earned by each director in fiscal year 2017 under our non-employee director compensation plan, including an annual retainer in the amounts set forth below:

Annual Retainer
All Members (Base)	$25,000
Additional Retainers
Board Chairman	$20,000
Audit Committee Chairman	$15,000
Compensation Committee Chairman	$10,000
Audit Committee Member (other than Chairman)	$5,000
Compensation Committee Member (other than Chairman)	$5,000

(2)

These amounts are not cash compensation, but represent the aggregate fair value of the stock grants received by our non-employee directors. The aggregate fair value is computed in accordance with FASB ASC Topic 718, excluding the effects of forfeiture with respect to awards subject to performance conditions. Assumptions used in the calculation of these amounts are included in Note 1 to our audited financial statements for the fiscal year ended June 30, 2017, included in our Annual Report on Form 10-K. The following option awards held by our non-employee directors were outstanding on June 30, 2017: 52,500 for Mr. Afzal; 52,500 for Mr. Bates; 36,110 for Mr. Casciaro; 36,110 for Mr. Kleine; and 36,110 for Mr. Navarro. Mr. Younger ceased to be a member of our Board in November 2016, and did not hold any options on June 30, 2017.

(3)

Under the non-employee director compensation plan for fiscal year 2017, each non-employee director is granted an option to purchase 15,000 shares of our common stock immediately following our annual meeting of stockholders for that year, with such options vesting monthly over the ensuing year. New non-employee directors receive stock option grants to purchase 22,500 shares upon appointment to the Board, vesting over three years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Incentive Plans

The following table provides certain information with respect to all of our equity compensation plans in effect as of June 30, 2017.

Equity Compensation Plan Information

			Number of securities
			Remaining available for
	Number of securities to be	Weighted-average	issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights (1)	reflected in column (a)
Plan Category	(a)	(b)($)	(c)
Equity compensation plans approved by security holders (2)	1,181,889	$3.99	367,640

Equity compensation plans not approved by security holders (3)	529,116	$2.91	-

Total	1,711,005	$3.67	367,640

(1)       The weighted-average exercise price does not take into account the shares subject to outstanding restricted stock units which have no exercise price.

(2)     Consists of both the 2005 Equity Incentive Plan and 2016 Equity Incentive Plan. As of June 30, 2017: stock options to purchase 1,536,735 shares of our common stock, and restricted stock units to acquire 174,270 shares of our common stock, were outstanding under the 2005 Equity Incentive Plan and 2016 Equity Incentive Plan. As of June 30, 2017, no shares remained available for issuance under the 2005 Equity Incentive Plan.

(3)     In a meeting or our board of directors on May 20, 2015, our board adopted the Dextera Surgical Inc. Inducement Plan, or the 2015 Plan. The 2015 Plan provides for the grant of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other forms of equity compensation (collectively, stock awards), all of which may be granted to persons not previously employees or directors of Dextera, or following a bona fide period of non-employment, as an inducement material to the individuals’ entering into employment with Dextera within the meaning of NASDAQ Listing Rule 5635(c)(4). The 2015 Plan had a share reserve covering 529,116 shares of our common stock as of June 30, 2017.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the ownership of our common stock as of August 31, 2017, by:

●	each of our directors and nominees;

●	each of our executive officers named in the Summary Compensation Table below;

●	all of our executive officers and directors as a group; and

●	all those known by us to be beneficial owners of more than five percent of our common stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares	Percent of Total
5% or Greater Stockholders
None
Named Executive Officers and Directors:
Julian N. Nikolchev (2)	307,723	*
Thomas Palermo(3)	149,429	*
Liam J. Burns (4)	80,625	*
Gregory D. Casciaro (5)	34,659	*
R. Michael Kleine (6)	34,659	*
Samuel E. Navarro (7)	34,659	*
Michael A. Bates (8)	317,686	*
Thomas A. Afzal (9)	41,875	*
All executive officers and directors as a group (9 persons) (10)	1,176,740	2.70%

*     Less than one percent.

(1)

This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D, 13G and 13F filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 43,509,563 shares outstanding on August 31, 2017, adjusted as required by rules promulgated by the SEC.

(2)

Includes 244,557 shares subject to stock options that are exercisable for common stock within 60 days of August 31, 2017, and 55,556 shares of common stock issuable upon conversion of shares of Series B Convertible Preferred Stock.

(3)

Includes 78,123 shares subject to stock options that are exercisable for common stock within 60 days of August 31, 2017, and 55,556 shares of common stock issuable upon conversion of shares of Series B Convertible Preferred Stock.

(4)

Includes 70,625 shares subject to stock options that are exercisable for common stock within 60 days of August 31, 2017, and 3,334 shares subject to restricted stock units that will vest within 60 days of August 31, 2017.

(5)	Includes 34,659 shares subject to stock options that are exercisable for common stock within 60 days of August 31, 2017.

(6)	Includes 34,659 shares subject to stock options that are exercisable for common stock within 60 days of August 31, 2017.

(7)	Includes 34,659 shares subject to stock options that are exercisable for common stock within 60 days of August 31, 2017.

(8)

Includes 42,500 shares subject to stock options that are exercisable for common stock within 60 days of August 31, 2017, and 185,186 shares of common stock issuable upon conversion of shares of Series B Convertible Preferred Stock.

(9)	Includes 41,875 shares subject to stock options that are exercisable for common stock within 60 days of August 31, 2017.

(10)

Includes shares described in footnotes 2 through 9 above, and 140,690 shares outstanding, 627,157 shares subject to stock options that are exercisable for common stock within 60 days from August 31, 2017, 20,002 shares subject to restricted stock units that will vest within 60 days from August 31, 2017, and 388,891 shares of common stock issuable upon conversion of shares of Series B Convertible Preferred Stock, held by an executive officer not appearing in the table.

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

Certain Related-Person Transactions

 Reimbursement of Proxy Contest Expenses

In April 2016, we reimbursed Broadfin Healthcare Master Fund LTD, then a holder of in excess of 5% of our outstanding common stock, $130,000 for expenses incurred by Broadfin in connection with the withdrawal of Broadfin’s proxy contest in the second quarter of fiscal 2016.

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

Independence of The Board of Directors

As required under The NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with Dextera’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and Dextera, its senior management and its independent auditors, the Board has affirmatively determined that the following seven directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Afzel, Mr. Bates, Mr. Casciaro, Mr. Kleine, and Mr. Navarro. In making this determination, the Board found that none of these directors had a material or other disqualifying relationship with Dextera. Mr. Nikolchev does notqualify as an independent director his service as one of our executive officers.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

The following table represents aggregate fees billed to Dextera for fiscal years ended June 30, 2017, and June 30, 2016, by our independent registered public accounting firm for professional services rendered.

	Fiscal Year Ended
	2017	2016

Audit Fees[1]	$371,000	$295,000
Audit-related Fees (specifically describe audit-related fees incurred)	–	–
Tax Fees (specifically describe tax fees incurred)	–	–
All Other Fees (specifically describe all other fees incurred)	–	–
Total Fees	$371,000	$295,000

1 “Audit fees” are fees for professional services for the audit of our financial statements included in Form 10-K and review of financial statements included in Forms 10-Q, assistance with registration statements filed with the SEC and for services that are normally provided in connection with statutory and regulatory filings or engagements.

Our Audit Committee pre-approved all services provided by our independent registered public accounting firm for the fiscal years ended June 30, 2017 and 2016. The Audit Committee has determined that the rendering of the services other than audit services by BDO USA, LLP is compatible with maintaining the principal accountant’s independence.

In connection with the audit of the fiscal 2017 and 2016 financial statements, Dextera entered into an engagement agreement with BDO USA, LLP which sets forth the terms by which BDO USA, LLP will perform audit services for Dextera.

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

Dextera Surgical Inc.
Registrant

Date: October 27, 2017	/s/ Robert Y. Newell
Robert Y. Newell Chief Financial Officer (Principal Financial and Accounting Officer)