Form 10-Q
period 2017-09-30
DEXTERA SURGICAL INC
filed 2017-11-09
CIK 1178104

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑	Emerging Growth Company ☐
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

On October 31, 2017, there were 48,206,226 shares of common stock, par value $0.001 per share, of Dextera Surgical Inc. outstanding.

DEXTERA SURGICAL INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

a. Condensed Consolidated Balance Sheets at September 30, 2017, and June 30, 2017	2

b. Condensed Consolidated Statements of Operations for the three months ended September 30, 2017 and 2016	3

c. Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2017 and 2016	4

d. Condensed Consolidated Statement of Redeemable Convertible Preferred Stock and Shareholders’ Deficit for the three months ended September 30, 2017	5

d. Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2017 and 2016	6

e. Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1A. Risk Factors	25

Item 6. Exhibits	26

SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Dextera Surgical Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
(Unaudited)

	September 30,	June 30,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$4,180	$6,010
Accounts receivable	342	608
Inventories	1,172	1,311
Prepaid expenses and other current assets	158	160
Total current assets	5,852	8,089

Property and equipment, net	574	678
Restricted cash	104	104
Total assets	$6,530	$8,871
Liabilities, redeemable convertible preferred stock and stockholders' deficit
Current liabilities:
Accounts payable	$754	$929
Accrued compensation	291	487
Other accrued liabilities	667	745
Current portion of deferred revenue	633	633
Current portion of note payable	3,448	-
Warrant liabilities	6,789	8,638
Total current liabilities	12,582	11,432

Deferred revenue, net of current portion	2,212	2,269
Note payable, net of current portion	-	3,473
Other non-current liabilities	27	135
Total liabilities	14,821	17,309

Commitments and contingencies (Note 8)

Redeemable convertible preferred stock Series B: 172 and 273 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	-	-

Stockholders' deficit:
Preferred stock, $0.001 par value: 5,000,000 shares authorized; 250,000 shares designated as Series A; 8,000 shares designated as Series B
Convertible preferred stock Series A: 0 shares issued and outstanding at September 30, 2017 and June 30, 2017	-	-
Common stock, $0.001 par value: 125,000,000 shares authorized; 48,206,226 and 40,373,240 shares issued and 48,199,604 and 40,366,618 shares outstanding at September 30, 2017 and June 30, 2017, respectively	48	40
Additional paid-in capital	218,716	215,040
Treasury stock at cost (6,622 shares at September 30, 2017 and June 30, 2017)	(596)	(596)
Accumulated other comprehensive loss	-	-
Accumulated deficit	(226,459)	(222,922)
Total stockholders' deficit	(8,291)	(8,438)
Total liabilities, redeemable convertible preferred stock and stockholders' deficit	$6,530	$8,871

See accompanying notes to condensed consolidated financial statements.

Dextera Surgical Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net revenue:
Product sales, net	$572	$427
License and development revenue	105	26
Royalty revenue	17	14
Total net revenue	694	467

Operating costs and expenses:
Cost of product sales	951	515
Research and development	1,748	1,768
Selling, general and administrative	1,824	2,019
Total operating costs and expenses	4,523	4,302

Loss from operations	(3,829)	(3,835)

Interest income	1	14
Interest expense	(150)	(133)
Other income (expense), net	441	(1)
Net loss	$(3,537)	$(3,955)
Deemed dividend attributable to convertible preferred stock	(101)	-
Net loss allocable to common stockholders	$(3,638)	$(3,955)

Basic net loss per share allocable to common stockholders	$(0.09)	$(0.44)
Diluted net loss per share allocable to common stockholders	$(0.09)	$(0.44)

Shares used in computing basic net loss per share allocable to common stockholders	42,660	8,928
Shares used in computing diluted net loss per share allocable to common stockholders	45,199	8,928

See accompanying notes to condensed consolidated financial statements.

Dextera Surgical Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Net loss	$(3,537)	$(3,955)
Other comprehensive gain (loss):
Change in unrealized loss on investments, net of tax	-	-
Comprehensive loss	$(3,537)	$(3,955)

See accompanying notes to condensed consolidated financial statements.

Dextera Surgical Inc.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
(In thousands, except per share data)
(Unaudited)

	Redeemable						Accumulated
	Convertible Preferred				Additional		other		Total
	Stock Series B		Common Stock		Paid-in	Treasury	comprehensive	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	loss	Deficit	Deficit
Balance at June 30, 2017	273	$-	40,373,240	$40	$215,040	$(596)	$-	$(222,922)	$(8,438)
Deemed dividend related to accretion of discounts upon conversion of convertible preferred stock Series B	-	101	-	-	(101)	-	-	-	(101)
Conversion of convertible preferred stock Series B for common shares	(101)	(101)	374,074		101	-	-	-	101
Common stock issued upon exercise of common stock warrants:
Cash proceeds	-	-	7,387,584	8	1,987	-	-	-	1,995
Warrant liability at time of exercise	-	-	-	-	1,391	-	-	-	1,391
Common stock issued under the 2016 ESPP	-	-	71,328	-	16	-	-	-	16
Stock-based compensation expense	-	-		-	282	-	-	-	282
Net loss	-	-	-	-	-	-	-	(3,537)	(3,537)
Balance at September 30, 2017	172	$-	48,206,226	$48	$218,716	$(596)	$-	$(226,459)	$(8,291)

See accompanying notes to condensed consolidated financial statements.

Dextera Surgical Inc.
CONSDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2017	2016
Operating activities:
Net loss	$(3,537)	$(3,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	160
Amortization of premiums on marketable securities	-	9
Remeasurement of common stock warrant liability	(458)	-
Stock-based compensation	282	299
Non-cash interest expense	100	83
Changes in assets and liabilities:
Accounts receivable	266	(136)
Prepaid expenses and other current assets	2	119
Inventories	139	(230)
Accounts payable and other accrued liabilities	(361)	(4)
Accrued compensation	(196)	(28)
Deferred revenue	(57)	(26)
Net cash used in operating activities	(3,700)	(3,709)
Investing activities:
Purchases of property and equipment	(16)	(26)
Proceeds from maturities of investments	-	4,000
Purchases of investments	-	(596)
Net cash provided by (used in) investing activities	(16)	3,378
Financing activities:
Repayment of principal on note payable	(125)	-
Proceeds from issuance of common stock under ESPP	16	-
Proceeds from the exercise of common stock warrants	1,995	-
Net cash provided by financing activities	1,886	-
Net decrease in cash and cash equivalents	(1,830)	(331)
Cash and cash equivalents at beginning of period	6,010	3,626
Cash and cash equivalents at end of period	$4,180	$3,295

Supplemental disclosure of cash flow information:
Cash paid for interest	$50	$50

Supplemental disclosure of non-cash investing and financing information:
Deemed dividend attributable to convertible preferred stock	$101	$-
Convertible preferred stock Series B converted to common stock	$101	$-

See accompanying notes to condensed consolidated financial statements.

DEXTERA SURGICAL INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

In March 2012, the Company completed the design verification for and applied Conformité Européenne, or the CE Mark, to the MicroCutter XCHANGE 30 (where the Company uses the term “MicroCutter XCHANGE 30” herein, the Company refers to earlier versions of the MicroCutter XCHANGE 30, not the latest version that the Company rebranded as the MicroCutter 5/80) and, in December 2012, began a controlled commercial launch of the MicroCutter XCHANGE 30 in Europe. The Company received from the United States Food and Drug Administration, or FDA, 510(k) clearances for the MicroCutter XCHANGE 30 and blue reload in January 2014, and for the white reload in February 2014, for use in multiple open or minimally-invasive surgical procedures for the transection, resection and/or creation of anastomoses in small and large intestine, as well as the transection of the appendix. The blue reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in medium thickness tissue, and the white reload is a cartridge inserted in the MicroCutter XCHANGE 30 to deploy staples for use in thin tissue. In March 2014, the Company made its first sale of the MicroCutter XCHANGE 30 in the United States, and subsequently temporarily suspended its controlled commercial launch in November 2014, as the Company shifted its focus to improved performance based on surgeons’ feedback. In April 2015, the Company resumed its controlled commercial launch primarily in Europe, of the MicroCutter XCHANGE 30 for thinner tissue usually requiring deployment of white reloads. In November 2015, the Company issued a voluntary withdrawal of the MicroCutter XCHANGE 30 blue cartridges from the market, and continued to sell the MicroCutter XCHANGE 30 device solely for use with the white cartridge. While the Company continues this controlled commercial launch, the Company’s goal was to complete product improvements on the MicroCutter 5/80 which accommodates thicker tissue by enabling deployment of both white and blue reloads. The Company has since ceased the production of the MicroCutter XCHANGE 30. To further expand the use of the MicroCutter 5/80, the Company submitted 510(k) Premarket Notifications to the FDA to expand the indications for use to include vascular structures, and in January 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a white reload and in July 2016, received FDA 510(k) clearance to use the MicroCutter 5/80 with a blue reload, both for the transection and resection in open or minimally invasive urologic, thoracic, and pediatric surgical procedures. These clearances complement the existing indications for use of the MicroCutter 5/80 in surgical procedures in the small and large intestine and in the appendix. Following the 510(k) clearances, the Company is currently conducting its evaluation of the MicroCutter 5/80, that deploys both blue and white cartridges, with selected centers of key opinion leaders throughout the U.S. and Europe through initial market preference testing to validate the clinical benefits prior to broadening its commercial launch. The Company also initiated the MATCH registry, a post-market surveillance registry, the MicroCutter-Assisted Thoracic Surgery Hemostasis (“MATCH”) registry to evaluate the hemostasis (stopping of blood flow) and ease-of-use for the MicroCutter 5/80.

Historically, the Company generated product revenues primarily from the sale of automated anastomotic systems; however, the Company started generating revenues from the commercial sales of the MicroCutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through September 30, 2017, the Company generated $3.1 million of net product revenues from the commercial sales of the MicroCutter products.

For the three months ended September 30, 2017, the Company generated net revenue of $0.7 million, including $0.4 million from the sale of automated anastomotic systems, $0.2 million from commercial sales of the microcutter products, $0.1 million from license and development revenue and $17,000 of royalty revenue.

 Going Concern

The Company has incurred cumulative net losses of $226.5 million through September 30, 2017, and negative cash flows from operating activities and, assuming that it obtains sufficient funds to continue operations, expects to incur losses for the next several years. As of September 30, 2017, the Company had approximately $4.2 million of cash and cash equivalents and $3.9 million of debt principal outstanding.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual financial statements which include the accounts of Dextera Surgical Inc. and its wholly-owned subsidiary in Germany. All significant intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for the fair statement of balances and results, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year or any other interim period.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2017, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on October 13, 2017.

Recently Issued Accounting Standards

In July 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Rounds and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. This ASU changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. The amendments also require entities to recognize the effect of the down round feature on earnings per share when it is triggered. ASU 2017-11 should be adopted retrospectively or as a cumulative-effect adjustment as of the date of adoption, only to financial instruments outstanding as of the initial application date. ASU 2017-11 will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, which will be the Company’s fiscal year 2020 (beginning July 1, 2019). Early adoption is permitted, including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which provides the FASB’s guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. ASU 2017-09 will be effective for annual reporting periods, and interim periods within those annual periods, beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018). Early adoption is permitted including adoption in an interim period. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In September 2017, the FASB issued additional guidance related to Topic 842. Topic 842 requires lessees to recognize assets and liabilities for leases with lease terms of more than 12 months in the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, which will be the Company’s fiscal year 2020 (beginning July 1, 2019). Early adoption is allowed. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the preliminary phases of assessing the effect of this guidance. While this assessment continues, the Company has not selected a transition method nor has it determined the impact of this guidance on the Company’s consolidated financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606): Revenue from Contracts with Customers, which will supersede the revenue recognition requirements in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance when it becomes effective. In March, April, May and December 2016, and in September 2017, the FASB issued additional guidance related to Topic 606. Topic 606 affects any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of Topic 606 is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Topic 606 is effective for annual reporting periods, and interim periods within those annual reporting periods, beginning after December 15, 2017, which will be the Company’s fiscal year 2019 (beginning July 1, 2018), and entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is in the initial stages of evaluating the effect of the standard on the Company’s consolidated financial statements and continues to evaluate the available transition methods.

Use of Estimates

The preparation of financial statements in conformity with GAAP generally requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Significant estimates include the valuation of inventory, measurement of stock-based compensation, valuation of warrant liability and revenue recognition. Actual results could materially differ from these estimates.

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

NOTE 2 - STOCKHOLDERS' DEFICIT

Preferred Stock Financing Arrangement

The Company has 5,000,000 shares of authorized preferred stock issuable in one or more series. The Company can determine the number of shares constituting any series and the designation of such series and the rights, preferences, privileges and restrictions thereof.

The Company designated 250,000 shares of its preferred stock as convertible preferred stock Series A. In aggregate, 191,474 shares of convertible preferred stock Series A were issued in April 2014. In the three months ended June 30, 2017, all 191,474 shares of convertible preferred stock series A were converted into shares of common stock, resulting in the issuance of 1,914,740 shares of common stock.

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

Through June 30, 2017, a total of 7,727 shares of convertible preferred stock Series B were converted into 28,618,487 shares of the Company’s common stock. During the three months ended September 30, 2017, a total of 101 shares of convertible preferred stock Series B were converted into 374,074 shares of the Company’s common stock, leaving 172 shares of convertible preferred stock Series B issued and outstanding at September 30, 2017. Upon conversion during the three months ended September 30, 2017, the Company recognized as a deemed dividend to convertible preferred stock Series B stockholders of $0.1 million, which represents the discount from the allocation of the financing proceeds to warrants.

Because convertible preferred stock Series B can be redeemed by holders upon a change in control that could occur outside the Company’s control, it is classified in the Company’s consolidated balance sheets as a separate line item outside permanent stockholders’ deficit (“mezzanine”). Accretion of preferred stock to its redemption value is not recorded unless redemption becomes probable. As of September 30, 2017, the redemption was not probable as there has not been a change in control of the Company.

Stock-Based Compensation

Stock-based compensation expense related to employee and director share-based compensation plans, including stock options and restricted stock units, or RSUs, pursuant to ASC 718, Compensation — Stock Compensation. Stock-based compensation cost is measured on the grant date, based on the fair value-based measurement of the award and is recognized as an expense over the requisite service period which generally equals the vesting period of each grant. The Company recognizes compensation expense using the accelerated method and accounts for the non-employee share-based grants pursuant to ASC 505-50, Equity Based Payments to Non-Employees.

In September 2016, the Company’s board of directors approved the adoption of the 2016 Employee Stock Purchase Plan (the “2016 ESPP”), which was subsequently approved by the Company’s shareholders in November 2016.  Under the 2016 ESPP, the Company has reserved a total of 300,000 shares of common stock for issuance to employees.  The first offering period under the 2016 ESPP began on March 16, 2017, consisting of a five-month purchase period ending August 15, 2017 and a six-month purchase period ending February 15, 2018. Each subsequent offering period under the 2016 ESPP will be one-year long and contain two six-month purchase windows.  After the commencement of the first offering period, the 2016 ESPP provides for subsequent offering periods to begin on August 16th and February 16th of each year.  Each subsequent offering period under the 2016 ESPP will be one-year long and contain two six-month purchase windows.  Shares subject to purchase rights granted under the Company’s 2016 ESPP that terminate without having been exercised in full will not reduce the number of shares available for issuance under the Company’s 2016 ESPP. The 2016 ESPP is intended to qualify as an “employee stock purchase plan,” under Section 423 of the Internal Revenue Code of 1986 with the purpose of providing employees with an opportunity to purchase the Company’s common stock through accumulated payroll deductions. Employees are able to purchase shares of common stock at 85% of the lower of the fair market value of the Company’s common stock on the first day of the offering period or on the last day of the six-month purchase window. For the three months ended September 30, 2017, shares issued and stock-based compensation expense recorded in regards to the 2016 ESPP were 71,328 shares and $22,000, respectively.

The Company selected the Black-Scholes option pricing model for determining the estimated fair value-based measurements of share-based awards. The use of the Black-Scholes model requires the use of assumptions including expected term, expected volatility, risk-free interest rate and expected dividends. The Company used the following assumptions in its fair value-based measurements:

Stock Option Plan:

	Three months ended
	September 30,
	2017	2016
Risk-free interest rate	1.9%	1.1%
Dividend yield	—	—
Weighted-average expected life (in years)	4.8	4.8
Expected volatility	96%	75%

Employee Stock Purchase Plan:

	Three months ended
	September 30, 2017
Risk-free interest rate		1.1%
Dividend yield		—
Weighted-average expected life (in years)	0.5	-	1.0
Expected volatility	143%	-	171%

The Company estimates the expected life of options granted based on historical exercise and post-vest cancellation patterns, which the Company believes are representative of future behavior. The risk-free interest rate for the expected term of each option is based on a risk-free zero-coupon spot interest rate on the date of grant. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. The expected volatility is based on the Company’s historical stock price. The Company estimates forfeitures in calculating the expense related to stock-based compensation. The Company recorded stock-based compensation expenses for awards granted to employees under ASC 718 of $0.3 million for the three months ended September 30, 2017 and 2016. The Company did not have any stock-based compensation expenses for awards granted to non-employees under ASC 505-50 for the three months ended September 30, 2017 and 2016, respectively. Total compensation expense related to unvested awards not yet recognized is approximately $0.4 million at September 30, 2017, and is expected to be recognized over a weighted average period of 3.6 years.

 Included in the statement of operations are the following non-cash stock-based compensation expenses (in thousands):

	Three months ended
	September 30,
	2017	2016
Cost of product sales	$37	$23
Research and development	73	68
Selling, general and administrative	172	208
Total	$282	$299

NOTE 3 - NET LOSS PER SHARE

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period without consideration of potential shares of common stock. Diluted net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock and dilutive potential common share equivalents outstanding for the period less the dilutive potential shares of common stock for the period determined using the treasury-stock method. The calculation of diluted loss per share also requires that, to the extent the average market price of the underlying shares for the reporting period exceeds the exercise price of the warrant liabilities, and the presumed exercise of such securities is dilutive to earnings (loss) per share for the period, adjustments to net income or net loss used in the calculation are required to remove the change in fair value of the warrants for the period. Likewise, adjustments to the denominator are required to reflect the related dilutive shares.

For purposes of this calculation, options, warrants and convertible preferred shares to purchase stock and unvested restricted stock awards are considered to be potential shares of common stock and are only included in the calculation of diluted net loss per share when their effect is dilutive.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended
	September 30,
	2017	2016
Numerator:
Net loss	$(3,537)	$(3,955)
Deemed dividend attributable to convertible preferred stock	(101)	-
Net loss allocable to common stockholders - basic	$(3,638)	$(3,955)

Adjustment for revaluation of warrant liabilities	(458)	-
Net loss allocable to common stockholders - diluted	$(4,096)	$(3,955)

Denominator:
Weighted average number of common shares outstanding – basic	42,660	8,928
Dilutive securities:
Common stock warrants	2,539	-
Weighted average number of common shares outstanding – diluted	45,199	8,928

Net loss allocable to common stockholders - basic	$(0.09)	$(0.44)
Net loss allocable to common stockholders - diluted	$(0.09)	$(0.44)

The following table sets forth the outstanding securities not included in the diluted net loss per common share calculation as of September 30, 2017 and 2016, because their effect would be antidilutive (in thousands):

	As of September 30,
	2017	2016
Options to purchase common stock	1,501	1,488
Unvested restricted stock awards	174	27
Shares reserved for issuance upon conversion of convertible preferred stock Series A and Series B	374	1,915
	2,049	3,430

NOTE 4 – FAIR VALUE MEASUREMENTS

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

All assets and liabilities measured at fair value on a recurring basis have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.

Assets and liabilities measured at fair value are summarized below (in thousands):

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$280	$—	$—	$280
Total assets at fair value	$280	$—	$—	$280
Financial liabilities:
Warrant liabilities	$—	$—	$6,789	$6,789
Total liabilities at fair value	$—	$—	$6,789	$6,789

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents:
Money market funds	$280	$—	$—	$280
Total assets at fair value	$280	$—	$—	$280
Financial liabilities:
Warrant liabilities	$—	$—	$8,638	$8,638
Total liabilities at fair value	$—	$—	$8,638	$8,638

Funds held in money market instruments, are included in Level 1 as their fair values are based on market prices/quotes for identical assets in active markets.

Level 3 liabilities consist of common stock warrant liabilities. In aggregate, during the May 2017 financing (see Note 2) the Company issued Series 1 warrants to purchase 29,632,000 shares of common stock and Series 2 warrants to purchase 14,816,000 shares of common stock. Subject to certain ownership limitations, the warrants are immediately exercisable into shares of the Company’s common stock at an exercise price of $0.27 and expire (a) with respect to Series 1 warrants, on the fifth anniversary of the date of issuance, and (b) with respect to the Series 2 warrants, on the first anniversary of the date of issuance. Series 1 and 2 warrant liabilities are remeasured to fair value at each reporting date.

The following table sets forth a summary of the changes in the estimated fair value of common stock warrant liabilities which were measured at fair value on a recurring basis (in thousands):

Balances as of June 30, 2017	$8,638
Gain from remeasurement	(458)
Exercises into common stock	(1,391)
Balance as of September 30, 2017	$6,789

The fair values of the outstanding common stock warrants are measured using the Black-Scholes option-pricing model. Inputs used to determine estimated fair value include the estimated fair value of the underlying common stock at the valuation measurement date, the remaining contractual term of the warrants, risk-free interest rates, expected dividends and estimated volatility. The Company used the following assumptions in its fair value-based measurements:

	September 30, 2017			June 30, 2017
Risk-free interest rate	1.2%	–	1.9%	1.2%	–	1.9%
Dividend yield		—			—
Remaining contractual term (in years)	0.6	–	4.6	0.9	–	4.9
Volatility	96%	–	158%	94%	–	141%

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

Gain from remeasurement was included in other income (expense), net. During the three months ended September 30, 2017, Series 1 warrants to purchase 81,489 shares of common stock and Series 2 warrants to purchase 7,306,095 shares of common stock were exercised for total cash proceeds of $2.0 million. As of September 30, 2017, Series 1 warrants to purchase 29,487,545 shares of common stock and Series 2 warrants to purchase 6,667,311 shares of common stock remain outstanding.

Corporate debt securities and commercial papers are valued primarily using market prices comparable securities, bid/ask quotes, interest rate yields, and prepayment spreads and are included in Level 2.

Cash balances of $3.9 million at September 30, 2017, and $5.7 million at June 30, 2017, were not included in the fair value hierarchy disclosure. As of September 30, 2017, the Company’s material financial assets and liabilities were reported at their current carrying values which approximate fair value given the short-term nature of less than a year, except for its note payable and deferred revenue relating to Intuitive Surgical amended license agreement. As of September 30, 2017, the Company’s note payable was reported at its current carrying value which approximates fair value based on Level 3 unobservable inputs involving discounted cash flows and the estimated market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s credit risk.

 NOTE 5 – INVENTORIES

      Inventories consisted of the following (in thousands):

	September 30, 2017	June 30, 2017
Raw materials	$657	$757
Work in progress	166	171
Finished goods	349	383
Total	$1,172	$1,311

NOTE 6 – DISTRIBUTION, LICENSE, DEVELOPMENT AND COMMERCIALIZATION AGREEMENTS

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

Proceeds from the note and granting the distribution rights were allocated to the note based on its aggregate fair value of $2.4 million at the dates of receipt. This fair value was determined by discounting cash flows using a discount rate of 18%, which the Company estimated a market rate of borrowing that could be obtained by companies with credit risk similar to the Company’s. The remainder of the proceeds of $1.6 million was recognized as debt issuance discount and was allocated to the value of the distribution rights granted to Century under the Distribution Agreement and is included in deferred revenue. The deferred revenue will be recognized over the term of the Distribution Agreement, beginning upon the first sale by Century of the MicroCutter products in Japan which had not occurred as of September 30, 2017.

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

      For the three months ended September 30, 2017 and 2016, sales of automated anastomosis systems to Century accounted for approximately 11% and 16%, of the Company’s total product sales. As of September 30, 2017 and June 30, 2017, Century accounted for approximately 19% and 28%, respectively, of the total accounts receivable balance.

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

On December 31, 2015, the Company and Intuitive Surgical amended the license agreement, which was initially signed in August 2010, to include, among other things, an agreement providing for a feasibility evaluation and potential development of a surgical stapling cartridge for use with Intuitive Surgical’s da Vinci Surgical Systems. Under the terms of the amendment, Intuitive Surgical paid a one-time, non-refundable and non-creditable payment of $2.0 million to extend its rights to improvements in the Company’s stapling technology and certain patents until August 16, 2018, and to provide for a feasibility evaluation period from December 31, 2015, to June 30, 2016. In addition, the amendment provides that each of the parties releases the other party from any claims they have or may have against the other party

The feasibility evaluation allowed Intuitive Surgical to test and evaluate the Company’s MicroCutter technology. The six-month feasibility evaluation of the Company’s MicroCutter technology was completed successfully and Intuitive Surgical exercised its option to initiate a joint development program for an 8-millimeters-in-diameter surgical stapling cartridge for use with the da Vinci Surgical System, and the Company and Intuitive Surgical entered into a joint development program in which Intuitive Surgical would be responsible for the development work on the stapler and the Company would be responsible for the development work on the stapler cartridge. Pursuant to the agreement, the Company would have received further funding for development of the cartridge and tooling as well as a unit-based royalty on commercial sales. In November 2017, Intuitive Surgical informed the Company that it would not be continuing the joint development program.  Based upon this decision, the terms of the amended license agreement provide that the license to Intuitive Surgical becomes non-exclusive.

The Company determined that there were two substantive deliverables under the amended license agreement representing separate units of accounting: license rights to technology that existed as of December 30, 2015; and license rights to technology that may be developed over the following two years. The $2.0 million payment from the amended license agreement was aggregated and allocated to the two units of accounting based upon the relative estimated selling prices of the deliverables. The relative estimated selling prices of the deliverables were determined using a probability weighted expected return model with significant inputs relating to the nature of potential future outcomes and the probability of occurrence of future outcomes, which approximates fair value based on Level 3 unobservable inputs. Based upon the relative estimated selling prices of the deliverables, $1.4 million of the total consideration of $2.0 million was allocated to the license rights to technology that existed as of December 30, 2015 that was recognized as revenue in the three months ended March 31, 2016, and $0.6 million was allocated to technology that may be developed over the following two years that was being recognized as revenue ratably over that two-year period. As of September 30, 2017, the Company recognized a total of $1.7 million of license and development revenue and, as of September 30, 2017, the Company had a deferred revenue of $0.3 million related to this amended license agreement. Also, as of September 30, 2017, the Company recorded $0.1 million of license and development revenue related to this joint development program as the terms were fixed and determinable.

Cook Incorporated

In June 2007, the Company entered into, and in September 2007 and in June 2009 amended, a license, development and commercialization agreement with Cook Incorporated, to develop and commercialize a specialized device, which the Company refers to as the PFO Device, designed to close holes in the heart from genetic heart defects known as patent foramen ovales (“PFOs”). Under the agreement, Cook funded certain development activities and the Company and Cook jointly developed the PFO Device.  The Company’s significant deliverables under the arrangement were the license rights and the associated development activities.  These deliverables were determined to represent one unit of accounting as there was no stand-alone value to the license rights. If developed, Cook would receive an exclusive, worldwide, royalty-bearing license, with the right to grant sublicenses, to make, have made, use, sell, offer for sale and import the PFO Device. The Company did not record any license and development revenue under this agreement for the three months ended September 30, 2017 or 2016.  Amounts paid but not yet earned on the project are recorded as deferred revenue until such time as the related development expenses for certain project activities are incurred.  A total of $0.4 million under this agreement had been recorded as deferred revenue as of September 30, 2017 and June 30, 2017.  On January 6, 2010, the Company and Cook mutually agreed to suspend work on the PFO project and, accordingly, the Company does not anticipate receiving any additional payments or recording any additional revenue related to this agreement in the foreseeable future.

NOTE 7 – NOTE PAYABLE

In connection with the Distribution Agreement with Century (see Note 6), the Company entered into a secured note purchase agreement and a related security agreement pursuant to which Century agreed to loan to the Company up to an aggregate of $4.0 million, which amount was received in the fiscal year ended June 30, 2012, and the secured note purchase agreement was amended effective July 1, 2014, to extend the principal due date by two years.  Under this facility, the Company received $2.0 million on September 30, 2011, and the remaining $2.0 million on December 27, 2011. This note bears 5% annual interest which is payable quarterly in arrears and was due in full on September 30, 2018. The debt issuance discount of approximately $2.1 million is reflected as a reduction of note payable and is being amortized as interest expense over the term of the note using the effective interest method. The note is secured by substantially all of the Company's assets, including the Company’s intellectual property related to the PAS-Port® Proximal Anastomosis System, but excluding all other intellectual property, until the note is repaid. There are no covenants associated with this debt.

In August 2016, Century asserted that the Company had an obligation to prepay Century’s loan in the amount of $4.0 million within ten days of receiving net proceeds from financing of over $44.0 million in April 2014, notwithstanding that the Company entered into an agreement with Century in July 2014 to extend the due date to September 30, 2018. Century further asserted that the Company owed Century penalty interest at the incremental rate of 7% per annum, but offered to waive it if the Company immediately repay the loan. The Company did not agree with Century’s assertions as the Company believed it had notified Century of the financing that occurred in April 2014 and the extension of the due date of the note agreement effectively waived the prepayment provisions of the loan.

In September 2017, the Company and Century settled the dispute by entering into a note amendment, pursuant to which: (1) the Company agreed to make partial principal payments on the note in the amount of $125,000 on each of September 30, 2017, December 31, 2017, March 31, 2018, and June 30, 2018; (2) the parties waived any and all claims based on, or relating to, Century’s allegation that the earlier payment was due, and (3) the parties agreed that no penalty interest was due. The remainder of the principal balance of $3.5 million is due on September 30, 2018. The amendment was treated as a debt modification.

As of September 30, 2017 and June 30, 2017, the balance of the note was $3.4 million and $3.5 million, net of debt issuance costs of $0.4 million and $0.5 million, respectively.

 NOTE 8 – COMMITMENTS AND CONTINGENCIES

Operating Lease

On November 11, 2010, the Company entered into an amendment to its facility lease (the “Lease Amendment”). Pursuant to the Lease Amendment, the term of the lease was extended by four years, through August 31, 2015, and the Company was granted an improvement allowance of $0.1 million to be used in connection with the construction of alterations and refurbishment of improvements in the premises, which was used and reimbursed in the fiscal year ended June 30, 2012. The leasehold improvement allowance will be recorded as a reduction of rent expense on a straight-line basis over the term of the lease. On November 24, 2014, the Company entered into another amendment to its facility lease (the “Second Lease Amendment”), extended its lease by three years, from September 1, 2015, through August 31, 2018 (the “Second Extended Term”). In addition, under the Second Lease Amendment, the Company was granted an option to further extend the lease for a period of three years beyond August 31, 2018 (the “Option Term”), with the annual rent payable by the Company during the Option Term to be equal to the annual rent for comparable buildings, as described in the Second Lease Amendment. Under the operating lease, the Company is required to maintain a letter of credit with a restricted cash balance at the Company’s bank. A certificate of deposit of $0.1 million was recorded as restricted cash in the condensed balance sheets as of September 30, 2017 and June 30, 2017, related to the letter of credit

Future minimum lease payments under the Company’s non-cancelable operating leases having initial terms of a year or more as of September 30, 2017, including the Second Lease Amendment, are as follows (in thousands):

Operating
Fiscal year ending June 30,	Leases
2018 (remaining nine months)	$777
2019	173
Total	$950

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenue, sufficiency of cash resources or other financial items, any statement of the plans and objectives of management for future operations, any statements concerning proposed new products or licensing or collaborative arrangements, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipate,” “estimate,”” believe,” “potential,” or “continue” or variations or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, there can be no assurance that such expectations or any of the forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, including but not limited to the risk factors set forth in Item 1A below, and for the reasons described elsewhere in this report. All forward-looking statements and reasons why results may differ included in this report are made as of the date hereof, and we assume no obligation to update these forward-looking statements or reasons why actual results might differ.

The following discussion of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this report, and with our financial statements and related notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in our Annual Report on Form 10-K for the year ended June 30, 2017, which was filed with the Securities and Exchange Commission on October 13, 2017.

Overview

We are commercializing and developing the MicroCutter 5/80™ stapler based on our proprietary ‘‘staple-on-a-strip’’ technology intended for use by thoracic, pediatric, bariatric, colorectal and general surgeons. Our proprietary ‘‘staple-on-a-strip’’ technology enables us to develop products with innovative features such as consistent staple forms, significantly reduced tool shaft diameter and increased articulation. Together these advances in stapler design enable surgeons to perform procedures on a broader array of patients and to develop procedural methods previously unattainable with existing products in the market. The MicroCutter 5/80, which is currently commercially available, is a cartridge-based stapler device with a 5 millimeter shaft diameter, 80 degrees of articulation, and a 30 millimeter staple line cleared for specified indications for use in the United States, and in the European Union, or EU, for a broader range of specified indications of use. We estimate that the commercially available MicroCutter 5/80, along with our additional potential products, if developed, would be suited for use in approximately 1.4 million procedures annually in the United States, involving, we estimate, over four million staple cartridge deployments, three million of which we believe would be deployed in laparoscopic procedures.

Historically, we have generated revenues primarily from the sale of automated anastomotic systems; however, we started generating revenues from the commercial sales of the MicroCutter products since its introduction in Europe in December 2012, and in the United States in March 2014, and through September 30, 2017, we have generated $3.1 million of net product revenues from the commercial sales of the MicroCutter products. For the three months ended September 30, 2017, we generated net revenue of $0.7 million, including $0.2 million from commercial sales of our MicroCutter products, $0.4 million from commercial sales of our cardiac products, and $0.1 million of license and development and royalty revenues, and incurred a net loss of $3.5 million.

As of September 30, 2017, we had approximately $4.2 million of cash and cash equivalents, and $3.9 million of debt principal outstanding. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted at least through the end of December 2017. We may be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate as to the sufficiency of our cash resources on assumptions that may prove to be wrong, including assumptions with respect to the level of revenue from product sales and the cost of product development.

To satisfy our short-term and longer-term liquidity requirements, we may seek to sell additional equity or debt securities, obtain a credit facility, enter into product development, license or distribution agreements with third parties or divest one or more of our commercialized products or products in development. The sale of additional equity or convertible debt securities could result in significant dilution to our stockholders, particularly in light of the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If additional funds are raised through the issuance of debt securities, these securities could have rights senior to those associated with our common stock and could contain covenants that would restrict our operations. Any product development, licensing, distribution or sale agreements that we enter into may require us to relinquish valuable rights, including with respect to commercialized products or products in development that we would otherwise seek to commercialize or develop ourselves. Our need to raise capital may require us to accept terms that may harm our business or be disadvantageous to our current stockholders. We may not be able to obtain sufficient additional financing or enter into a strategic transaction in a timely manner, in which case we would need to cease operations.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to raise financing, which we must do in the short term to continue our operations. However, there can be no assurance that we will be able to raise such funds. Failure to obtain funding, and on acceptable terms, would adversely affect our ability to fund operations and continue as a going concern. These matters raise substantial doubt about our ability to continue in existence as a going concern. Our condensed consolidated financial statements and our analysis of the results of operations do not include any adjustments that might result from the outcome of these uncertainties. Given our current cash needs and uncertainty regarding our ability to raise additional funds, we are unable to predict what, if any, our operating results may be.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our condensed consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

There were no significant changes to our critical accounting policies and significant judgments and estimates as set forth in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission on October 13, 2017.

Results of Operations

Comparison of the three months ended September 30, 2017 and 2016

Net Revenue. Total net revenue was $0.7 million for the three months ended September 30, 2017, compared to $0.5 million for the same period in 2016. Product sales increased by $0.1 million, or 34%, to $0.6 million for the three months ended September 30, 2017, compared to $0.5 million for the same period in 2016. The increase in product sales for the three months ended September 30, 2017 was primarily due to higher microcutter product sales, partially offset by slightly lower automated anastomotic systems sales. The increase in product revenue was lower than expected due to manufacture and supply chain issues.

License and development revenue from our agreement with Intuitive Surgical and royalty revenue increased by $82,000 to $122,000 for the three months ended September 30, 2017, compared to $40,000 of license and development and royalty revenue for the same period in 2016. The increase was primarily attributable to arrangements with Intuitive Surgical, which include licenses, the joint development program and sales of prototype materials. In November 2017, Intuitive Surgical informed the Company that it would not be continuing the joint development program. Accordingly, we will not have additional joint development program revenue in the future.

For the three months ended September 30, 2017 and 2016, sales of automated anastomosis systems to Century in Japan accounted for approximately 11% and 16%, respectively, of our total product sales. For the three months ended September 30, 2017 and 2016, sales of automated anastomosis systems to Herz-Und Diabeteszentrum in Germany accounted for approximately 15% and 19%, respectively, of our total product sales. For the three months ended September 30, 2017 and 2016, sales of automated anastomosis systems to University of Chicago in the U.S. accounted for approximately 9% and 11%, respectively, of our total product sales.

Cost of Product Sales. Cost of product sales consists primarily of material, labor and overhead costs. Cost of product sales increased by $0.5 million, or 85%, to $1.0 million for the three months ended September 30, 2017, compared to $0.5 million for the same period in 2016. The increase in cost of product sales for the three months ended September 30, 2017 was primarily driven by the higher number of units sold for microcutter products and to a lesser extent by the lower number of units sold for automated anastomotic systems.

If we are able to raise additional funds to continue our operations, we anticipate that cost of product sales will increase in absolute terms in the next few quarters, due to the planned commercialization of our microcutter product line.

Research and Development Expense. Research and development expense relates primarily to the development of our microcutter product line and largely consists of personnel costs within our product development, regulatory and clinical groups and the costs for tooling used to facilitate research and development. Research and development expense decreased by $20,000 for the three months ended September 30, 2017, compared the same period in 2016. The decrease was primarily due to lower consulting, tooling purchases and tissue testing offset by an increase in materials purchases for product testing.

If we are able to raise additional funds to continue our operations, we anticipate that research and development expenses will increase slightly in absolute terms in the next few quarters due to clinical trial, product testing and tooling expenses related to the microcutter products development.

Selling, General and Administrative Expense. Selling, general and administrative expenses decreased by $0.2 million, or 10%, to $1.8 million for the three months ended September 30, 2017, compared to $2.0 million for the same period in 2016. The decrease was attributable to lower staff expenses of $0.1 million, and a decrease in demonstration product expenses of $0.1 million.

 If we are able to raise additional funds to continue our operations, we expect selling, general and administrative expense to increase slightly in absolute terms in the next few quarters as we increase our sales and marketing team to commercialize our microcutter products.

Interest Expense. Interest expense for the three months ended September 30, 2017, did not change materially compared to the same period in 2016. We expect interest expense to increase in future periods as the notes payable to Century are scheduled to mature on September 30, 2018, and the debt discount is accreted using the effective interest method.

Other Income (Expense), Net.  Other income (expense), net was net income of $0.4 million for the three months ended September 30, 2017, compared to net expense of $1,000 for the same period a year ago.  The change is primarily due to a gain of $0.5 million from remeasurement of common stock warrant liability.

Off-Balance Sheet Arrangements

      As of September 30, 2017, we did not have any off-balance sheet arrangements, including structured finance, special purpose or variable interest entities.

Liquidity and Capital Resources

As of September 30, 2017, our accumulated deficit was $226.5 million. As of September 30, 2017, we had cash and cash equivalents of $4.2 million, compared to cash and cash equivalents $6.0 million at June 30, 2017. Historically, we invest the majority of our cash, cash equivalents and investments in money market funds, corporate debt and commercial paper securities. As of September 30, 2017 and June 30, 2017, we had $3.9 million and $4.0 million debt principal outstanding, respectively. Since inception, we have financed our operations primarily through private and public sales of convertible preferred stock, long-term notes payable, public and private sales of common stock, warrants to purchase common stock and license or collaboration agreements.

Summary cash flow data is as follows (in thousands):

	Three Months Ended
	September 30,
	2017	2016
Net cash used in operating activities	$(3,700)	$(3,709)
Net cash provided by (used in) investing activities	(16)	3,378
Net cash provided by financing activities	1,886	-

Our net use of cash in operating activities for the three months ended September 30, 2017, was primarily due to our net loss, adjusted for non-cash items, a decrease in accounts payable and other accrued liabilities of $0.4 million due to curtailed spending and a decrease of $0.2 million in accrued compensation from retention bonus payments, partially offset by a decrease in accounts receivable of $0.3 million as a result of a decline in product sales compared to the fourth quarter of fiscal year 2017. Our net use of cash in operating activities for the three months ended September 30, 2016, was primarily attributable to our net loss adjusted for non-cash items primarily due to the development of the microcutter product line, an increase in accounts receivable of $0.1 million mainly related to products sold to a customer in Germany, and an increase in inventories of $0.2 million due to inventory management relating to product shortage for the MicroCutter 5/80 units for the market preference testing and MATCH registry.

Net cash used in investing activities for the three months ended September 30, 2017 was due to capital equipment purchases of $16,000. Net cash provided by investing activities for the three months ended September 30, 2016, was mainly due to the net proceeds from the maturities of investments of $3.4 million.

Net cash provided by financing activities for the three months ended September 30, 2017 was primarily due to common stock warrant exercises of $2.0 million, partially offset by repayment of $0.1 million note principal repayment. There were no financing activities for the three months ended September 30, 2016.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted through at least December 2017. We would be able to extend this time period to the extent that we decrease our planned expenditures, or raise additional capital. We have based our estimate on assumptions that may prove to be wrong and we could exhaust our available financial resources sooner than we currently expect.

Our condensed consolidated financial statements have been prepared assuming that we will continue as a going concern. This assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our continuation as a going concern is contingent upon our ability to raise financing. Our plans will be adversely impacted if we fail to raise additional funds.  We need to raise additional funds through public or private offerings of additional debt or equity in the near term, but may not be able to do so in a timely manner, in which case we would need to cease operations. These matters raise substantial doubt about our ability to continue in existence as a going concern.

Contractual Obligations

Our future contractual obligations at September 30, 2017, were as follows (in thousands):

		Within	More than
Contractual Obligations	Total	1 Year	1 Year
Operating lease	$950	$950
Note payable, including interest	4,059	4,059	-
Purchase commitments	1,212	1,212	-
Total	$6,221	$6,221	$-

This compares to our future contractual obligations as of June 30, 2017 of $6.4 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      During the three months ended September 30, 2017, there were no material changes to our market risk disclosures as set forth in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission on October 13, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. The purpose of this evaluation was to determine whether as of the evaluation date our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our management concluded, as discussed below, that a material weakness existed in our internal control over financial reporting as of September 30, 2017, and as a result, our disclosures controls and procedures were not effective.

Material Weakness

As set forth in “Item 9A. Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017, filed with the Securities and Exchange Commission on October 13, 2017, based on the framework set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and management’s assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of June 30, 2017. Management identified the following material weakness:

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

We are currently in the process of enhancing our internal controls, processes and related documentation necessary to remediate our material weakness identified over our internal control over financial reporting. Notwithstanding the material weakness that existed as of June 30, 2017, and continued to exist as of September 30, 2017, our chief executive officer and chief financial officer have concluded that the financial statements included in our Quarterly Report on Form 10-Q for the three months ended September 30, 2017 present fairly, in all material aspects, the financial position, results of operations and cash flows of Dextera Surgical in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2017, other than the material weakness identified above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

      Risks and uncertainties that may have a material adverse effect on our business, financial condition or results of operation are set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (the “Annual Report”). These risks have not changed materially from the risks described in our Annual Report other than as set forth below. The risks described below and in our Annual Report are not the only ones we face. Additional risks not currently known to us or that we currently believe are immaterial may also significantly impair our business operations.

We have funds sufficient to fund our operations through the end of December 2017.  We are seeking to sell or license substantially all of our assets or raise additional capital to fund our operating expenses as soon as possible, which could cause us to have to accept terms that are harmful to our business, dilutive to our stockholders or otherwise disadvantageous to our existing stockholders, and if we are unable to do so we will be required to significantly scale back our operations, significantly reduce our headcount, seek protection under the provisions of the U.S. Bankruptcy Code, and/or discontinue many of our activities which could negatively affect our business and prospects.

As of September 30, 2017, we had cash and cash equivalents of $4.2 million, which we believe will be sufficient to meet our anticipated cash needs to enable us to conduct our business substantially as currently conducted at least through the end of December 2017.

In light of these circumstances, we are seeking to sell substantially all of our assets or to raise funds as soon as possible. If we raise additional funds, the terms of these transactions may result in the issuance of securities that could have rights that are senior to holders of our common stock and could contain covenants that restrict our operations. Any additional equity financing would likely be substantially dilutive to our stockholders, particularly given the prices at which our common stock has been recently trading. In addition, if we raise additional funds through the sale of equity securities, new investors could have rights superior to our existing stockholders. If we raise funds through licensing or similar arrangements, we may be required to relinquish, on terms that are not favorable to us, rights to some of our technology that we would otherwise seek to develop or commercialize ourselves.

If we are unable to raise sufficient additional funds when needed, we would be required to further reduce operating expenses by, among other things, curtailing significantly or delaying or eliminating part or all of the development of the MicroCutter 5/80, and/or scaling back our commercial operations, or we may need to seek protection under the provisions of the U.S. Bankruptcy Code.

Our common stock is subject to delisting proceedings from the NASDAQ Capital Market.

On October 17, 2017, we received from the staff of The NASDAQ Stock Market LLC a letter notifying us that our stockholders’ equity reported in our Annual Report was less than $2.5 million, the minimum required by the continued listing requirements of Nasdaq listing rules. At that time, Dextera’s stockholders’ equity was reported at $(8.4) million.

We have submitted an appeal of the staff’s determination, and so our common stock continues to be traded on the NASDAQ Capital Market; however, if we are not successful in our appeal of the delisting notice, then our common stock will be suspended from listing. The hearing for our appeal is currently scheduled for December 7, 2017.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

		Incorporation by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit/ Appendix Reference	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1	333-129497	3.2	01/13/2006
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	10-Q	000-51772	3.3	11/15/2010
3.3	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.2	11/16/2010
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.1	11/19/2012
3.5	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.1	11/15/2013
3.6	Certificate of Designations of Series A Preferred Stock.	S-1	333-194039	3.6	04/14/2014
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant	8-K	000-51772	3.1	02/17/2016
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.	8-K	000-51772	3.1	06/21/2016
3.9	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	000-51772	3.1	05/18/2017
3.10	Certificate of Elimination of Series A Convertible Preferred Stock	8-K	000-51772	3.1	09/06/2017
3.11	Bylaws of the Registrant as currently in effect.	8-K	000-51772	3.2	08/19/2008
4.1	Reference is made to Exhibits 3.1 to 3.11 above.
4.2	Specimen Common Stock certificate of the Registrant.	S-1	333-129497	3.5	02/01/2006
4.3	Form of Warrant to Purchase Shares of Common Stock	S-1	333-216625	4.3	05/11/2017
10.1	Amendment to Secured Note Purchase Agreement, dated September 14, 2017					X
31.1	Certification of chief executive officer.					X
31.2	Certification of chief financial officer.					X
32.1	Section 1350 Certification					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dextera Surgical Inc.
Date: November 9, 2017	/s/ Julian Nikolchev
Julian Nikolchev
President, Chief Executive Officer and Director, (Principal Executive Officer and Duly Authorized Officer)

Date: November 9, 2017	/s/ Robert Y. Newell
Robert Y. Newell
Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)